Form 10-Q
period 1998-01-31
PROCESS EQUIPMENT INC
filed 1998-03-16
CIK 857073

PROCESS EQUIPMENT, INC.
							26569 CORPORATE AVENUE
							HAYWARD, CA  94545



									          March 13, 1998



Securities and Exchange Commission
Washington, D.C.  20549

Ladies and Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-Q.

Sincerely,

PROCESS EQUIPMENT, INC.

George Cortessis,

Secretary.