Form 10-Q/A
period 1998-01-31
PROCESS EQUIPMENT INC
filed 1998-03-19
CIK 857073

SECURITIES AND EXCHANGE COMMISSION

          				Washington, D.C. 20549

	                				FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 1998

Commission File No. 33-31720-NY

PROCESS EQUIPMENT, INC.
(Exact name of registrant as specified in its charter)

Nevada    					                         62-1407522
(State or other jurisdiction of	       (I.R.S. Employer
incorporation or organization)		        Identification No.)

26569 Corporate Ave.
Hayward, California  94545
(Address of principal executive offices)

Registrant's telephone number, including area code:
(510) 782-5122

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES X    NO

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 31, 1998

Common Stock, $.001 par value			3,644,800.

<PAGE1>

              PROCESS EQUIPMENT, INC. AND SUBSIDIARY

                 CONSOLIDATED BALANCE SHEETS

              January 31, 1998 and  April 30, 1997
                           (Unaudited)

                     					Assets
     					                              		 January 31,    April 30,
                                                 1998         1997
Current Assets
     Cash                                	  $ 203,215    $ 138,356
     Accounts Receivable -Trade
     (less $15,000 Reserve for Bad Debts)     409,106      470,964
     Inventory (Note 1)                       402,223      352,575
     Prepaid Expenses                               0       13,048
     Deposit on Lease - Building		              4,670        9,341
Vendor Deposits (Note 2)                          183            0
                                  							___________     _________

Total Current Assets                        1,019,397      984,276
	                                  						___________     _________

Property, Plant and Equipment
(Notes 1 and 3)                                54,413       46,291

Total Assets	 	                            $1,073,810   $1,030,567
				                                   			___________   __________

Liabilities and Stockholders' Equity

Current Liabilities
Notes and Lease payable - current
portion (Notes 5 and 6)			                   $ 52,835    $  57,201
Accounts Payable and Accrued
Expenses                                      220,368      255,735
Customer Deposits (Note 1)                      8,779      129,881
						                                   	  _________    _________

    Total Current Liabilities                 281,982      442,817
Long Term Liabilities
Notes and Leases payable
    (Notes 5 and 6)                             6,678            0
                                   							  _________    _________

Total Liabilities                             288,660      442,817

Stockholders' Equity
Common Stock, par value $.001;
25,000,000 shares authorized
3,644,800 issued and outstanding                3,645        3,645
Additional Paid in Capital                  1,249,412    1,249,412
Accumulated Deficit                         ( 467,907)   ( 665,307)
                                   							  __________   __________

          Total Equity                        785,150      587,750

Total Liabilities and
Stockholders' Equity                      $ 1,073,810  $ 1,030,567
                                    							___________  ___________

[FN]
See Accompanying Footnotes
<PAGE2>

               PROCESS EQUIPMENT, INC. AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF OPERATIONS

   For the Three Months Ended January 31, 1998 and January 31, 1997
                            (Unaudited)

                                							January 31,    January 31,
 					                                    			1998	          1997

Total Revenues: Sales			                  663,773 	      339,123

Cost of Goods Sold	          	            433,529        217,157
                                 						  ________        _______

Gross Profit					                         200,244        121,966

Selling, General and Administrative
Expenses					                         	   157,665        101,475
	                                						   _______        _______

Income (Loss) from	Operations	             42,579         20,491
Before Non-Recurring Items

Non-Recurring Items
Prior Period Adjustment				                    	0              0
Forgiveness of Debt		 		  	                     0	             0
                                							    ______         ______

Income (Loss) from Operations		   	        42,579	       20,491

Other Income and (Expense)
Other Income                	                  25             98
Interest Expense				                         (962)        (1,330)
Gain (Loss) on Asset Disposal		               (83)           500
Foreign Currency Gains/(Losses)	                0              0
                                        				_____         ______

Income (Loss) Before
Income Taxes                   		          41,675         19,759
Income Taxes 					                              0              0

Net Income                	            $   41,675     $   19,759
                                							__________     __________

Net Income Per Share		     		             $0.0114        $0.0054
						                                	__________     __________

[FN]
See Accompanying Footnotes
<PAGE3>

              PROCESS EQUIPMENT, INC. AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF OPERATIONS

   For the Nine Months Ended January 31, 1998 and January 31, 1997
                            (Unaudited)

                          					     	    January 31,	   January 31,
 							                                       1998         	 1997

Total Revenues: Sales                    $2,038,173     $1,370,589

Cost of Goods Sold		    	                 1,395,493        965,591
                               						    __________      _________

Gross Profi	                             		 642,680        404,997

Selling, General and Administrative
Expenses			                             			 432,930        291,432
						                                     	________       ________

Income from Operations	                     209,750        113,566

Other Income and (Expense)
Other Income                                     23            290
Interest Expense				                         (3,876)       ( 5,204)
Gain (Loss) on Asset Disposal		               7,650	             0
Foreign Currency Gains/(Losses)	                  0              0
				                                     			________       ________

Income Before Income Taxes                  197,400        109,152
Income Taxes					                               800              0
				                                     			________       ________

Net Income                  			          $  197,400     $  109,152
						                                       __________	 __________
Net Income Per Share		                     $ 0.0542      $  0.0299



[FN]
See Accompanying Footnotes
<PAGE4>

                PROCESS EQUIPMENT, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF CASH FLOW

              For the Nine Months Ended January 31, 1998
                             (Unaudited)

                                                      		 January 31,
                                                     			       1998
Cash Flow from Operational Activities:
Net Income (Loss)                                	     $    197,400
Adjustments to Reconcile
Net Income to Net Cash Used
for Operating Activities:
Depreciation and Amortization                                 2,414
			                                                 					___________

                                                 							    199,814

Changes in Assets and Liabilities:
Increase in Accounts Receivable		                            61,858
Decrease in Inventory		                                     (49,648)
Decrease in Prepaid Expenses                                 17,711
Increase in Vendor Deposits                                    (183)
Increase in Accounts Payable and Accrued Expenses           (35,367)
Decrease in Customer Deposits                              (121,102)
					                                                			____________

Net Cash Flow from Operational Activities                    73,083

Cash Flows from Investing Activities:
Increase in Fixed Assets                                    (10,536)

Cash Flows from Financing Activities:
   Principal Payments on Notes and Leases Payable             2,312

Net Increase in Cash					                                    64,859

Cash - Beginning                                            138,356
                                               								____________

Cash - Ending                                             $ 203,215
                                               								____________


[FN]
See and Accompanying Footnotes
<PAGE5>

               PROCESS EQUIPMENT, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             For the Nine Months Ended January 31, 1998
                              (Unaudited)

						                                     Additional     Retained
       			       	       Common Stock         Paid In	    Earnings
                        Shares     Amount     Capital     (Deficit)

Balance April 30, 1997 3,644,800  $ 3,645  $1,249,412   $(665,307)

Net Income		                                              197,400
			                    	_________  _______  _________   _________
Balance
    January 31, 1998   3,644,800  $ 3,645  $1,249,412   $(467,907)


[FN]
See Accompanying Footnotes
<PAGE6>


                PROCESS EQUIPMENT, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Nine Months Ended January 31, 1998
                             (Unaudited)

Note 1 - Summary of Significant Accounting Policies

Business and Organization
Process Equipment, Inc. (formerly PEI, Inc. and Sharon Capital Corporation) was organized under the laws of the State of Nevada on September 1, 1989. Process Engineers, Inc. was incorporated October 13, 1966 in the State of California. The principal business of the Company is the sales, service and manufacturing of equipment for the wine, food and bio-technology industry. Process Engineers, Inc. is a wholly owned subsidiary of Process Equipment, Inc.

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine month period ended January 31, 1998 are not necessarily indicative of the results that may be expected for the year ending April 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1997.

Fixed Assets
Fixed Assets are stated at cost and depreciated over their estimated allowable useful lives (5 to 31.5 years), utilizing both the straight-line and declining balance methods.
Expenditures for major renewals and betterments that extend the useful lives of fixed assets are capitalized. Expenditures for maintenance and ordinary repairs are charged to expense as incurred.

Inventory
Inventory is stated at the lower of cost or market determined on the First-in, First-out basis.

Income Taxes
The Company has elected to be taxed under Subchapter C of the Internal Revenue Code. For income tax purposes, depreciation is computed using the accelerated cost recovery method and the modified accelerated cost recovery system.

Deferred Taxes
The Company incurs a timing difference in depreciation expense due to the difference in depreciation methods used for financial and income purposes. Due to its immateriality, no deferred tax adjustment is made.

<PAGE7>

               PROCESS EQUIPMENT, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Nine Months Ended January 31, 1998
                            (Unaudited)

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiary. The consolidation was treated as a reverse acquisition.

Earnings Per Share
Primary earnings per common share are computed by dividing the net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the three months ended January 31, 1998 and January 31, 1997.

Customer Deposits
The Company collects deposits from various customers for custom designed equipment and for certain large orders. The deposits are collected while the equipment is being designed and manufactured and are shown as a liability when collected. These funds become revenues when the equipment is completed and shipped to the customer.

Note 2 - Vendor Deposits

The Company has, from time to time, funds deposited with foreign and/or domestic vendors as pre-payments for purchased equipment.

Note 3 - Property, Plant and Equipment

Transportation Equipment				                         $ 47,925
Office Equipment				    	                              99,646
Shop Equipment						                                   37,237
Leasehold Improvement				                              36,404
						                                              		________

Total				                                	   		      $212,212
Less:  Accumulated Depreciation		                     166,799
					                                              			________

                                                     $ 54,413
					                                              			________

<PAGE8>

             PROCESS EQUIPMENT, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           For the Nine Months Ended January 31, 1997
                          (Unaudited)

Operating Lease
The Company conducts its operations from facilities that are leased under a five year lease ending July, 1998. The lease calls for monthly rent payments commencing September, 1993 of $4,670 per month plus common area maintenance charges which includes a pro-rata share of real property taxes. The Company negotiated an amendment to this lease effective August 1, 1994. The terms of this amendment include the forgiveness of an aggregate of $13,854 and a the deferral of a like amount to be repaid in monthly installments commencing August 1, 1995. The Company has an option to extend the lease for an additional five year period.

Rent expense amounted to $51,245 and $44,715 for the nine months ended January 31, 1998 and January 31, 1997, respectively.

Future Minimum Lease Payments
Future minimum lease payments for capital and operating leases at January 31, 1998 are:

Years Ending			Capital	Operating
April 31			                	Lease  	    Lease 	     Total
1998					                     0        14,010        14,010
1999                          0        15,199        15,199
                	     		_______      ________        ______

Total Minimum Payments	   $   0	     $ 29,209      $ 29,209
				                   ________      ________      ________

Note 6 - Notes and Leases Payable

Notes Payable (Truck purchase of
11/29/97 24 months @ 1.9% per annum)		           	 $ 13,234

Shareholder Notes Payble				                     	 $ 46,800
					                                         				_________

Total Liabilities						                            $ 60,034
Current Portion					     	                         $ 53,478
		                                         							_________

Long term Liabilities				  	                      $   6,556
					                                         				_________

<PAGE9>

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

Three Months Ended January 31, 1998 Compared to Three Months Ended January 31, 1997

Total sales of the Company for the three months ended January 31, 1998 increased by $324,650 from sales for the three month period ended January 31, 1997.
Cost of goods sold increased $216,372 and the gross profit increased by $78,278 for the three month period ended January 31, 1998 as compared to the three month period ended January 31, 1997. Gross profit margin for the three month period ended January 31, 1998 was 30.2%.
This result represents a significant decrease from the company's prior year quarterly period margin of 35.97%. However, the current period margin result is slightly greater than the company's historic aggregate margins of 27% to 30%.
General and administrative expenses increased by $56,190 for the three month period ended January 31, 1998 as compared to the three month period ended January 31, 1997. This increase was due in large part to increases in employee headcount and increased marketing expenses.
Despite the increase in these expenses for the three month period, the Company realized a net profit of $ 41,675 for the fiscal quarter ended January 31, 1998 compared with a net profit of $ 19,759 for the three months ended January 31, 1997.

Nine Months Ended January 31, 1998 Compared to Nine Months Ended
January 31, 1997

Total sales of the Company for the nine months ended January 31, 1998 increased by $ 667,584 from sales for the nine month period ended
January 31, 1997.
Cost of goods sold increased $ 429,902 and gross profit increased by $237,683 for the nine month period ended January 31, 1998 as compared to the nine month period ended January 31, 1997. Gross profit margin for the latest nine month period was 31.5%. The current period margin is slightly higher than the company's historic aggregate margins of 27% to 30%.
General and administrative expenses increased by $141,498 for the nine month period ended January 31, 1998 as compared to the nine month period ended January 31, 1997. This increase was largely due to increased employee headcount and marketing expenses.
The increase in sales revenue and gross profit, combined with increases in general and administrative expenses, resulted in the Company realizing a net income from operations of $197,400 for the nine months ended January 31, 1998 as compared to an net income of $109,152 for the nine months ended January 31, 1997.


Liquidity and Capital Resources

The Company has in recent years financed its operations primarily with operating revenues and loans from various lenders, some of whom are affiliates, and from the proceeds of exercises in 1993 of Warrants to purchase its Common Stock.
The Company anticipates that revenues from its operations will be sufficient to satisfy the Company's cash requirements for operations during the next 12 months, except to the extent that increasing orders and sales may require temporary borrowings to finance such expansion and related costs of employee compensation and inventory build-up. No assurance can be given, however, that additional debt or equity financing will not be required or will be available if required.


<PAGE10>




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its' behalf by the undersigned, thereunto duly authorized.


PROCESS EQUIPMENT, INC.



By:_________________________
   George Cortessis
   Secretary



Date: March 19, 1998