Form 10-Q
period 1997-10-31
PROCESS EQUIPMENT INC
filed 1998-07-10
CIK 857073

---------------------------------------------------------------
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549
	___________________

	FORM 10-Q

	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the quarterly period ended October 31, 1997

	Commission File No. 33-31720-NY
	____________________

	PROCESS EQUIPMENT, INC.
	(Exact name of registrant as specified in its charter)

  Nevada                        					   62-1407522
(State or other jurisdiction of	       (I.R.S. Employer
incorporation or organization)		        Identification No.)

	 		26569 Corporate Ave.
 			Hayward, California  94545
			(Address of principal executive offices)

	Registrant's telephone number, including area code:
           				(510) 782-5122
			            ____________________

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

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

Class						                         Outstanding as of
                                    October 31, 1997

Common Stock, $.001 par value			    3,644,800.


<PAGE 1>


PART I	FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

PROCESS EQUIPMENT, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS                    Page

Consolidated Balance Sheets
at October 31, 1997 and April 30, 1997................. 3

Consolidated Statements of Operations
for the Six Months Ended October 31, 1997 and
October 31, 1996....................................... 4

Consolidated Statements of Operations
for the Three Months Ended October 31, 1997 and
October 31, 1996....................................... 5

Consolidated Statements of Cash Flow
for the Six Months Ended October 31, 1997.............. 6

Consolidated Statements of Stockholders' Equity
for the Six Months Ended October 31, 1997.............. 7

Notes to Consolidated Financial Statements............. 8


<PAGE 2>


	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
	CONSOLIDATED BALANCE SHEETS
	October 31, 1997 and  April 30, 1997
      (Unaudited)

                       				Assets
							                                   	October 31,       April 30,
                                                 1997	           1997
Current Assets
      Cash				                     		       $ 168,000	      	$138,356
      Accounts Receivable - Trade (less
     	$10,000 and $5,000 Reserve for
	     Bad Debts for October 1997 and
	     April 1997 respectively)		          	   443,625	      	 470,964
      Inventory (Note 1)				                  343,347		       352,575
      Prepaid Expenses				                      1,733	      	  13,040
	     Deposit on Lease- Building	               4,670      		   9,341
      Vendor Deposits (Note 2)			              14,316	              0

Total Current Assets             				         975,691      		 984,276

Property, Plant and Equipment
	(Notes 1 and 3)	                 	      		    42,728		        46,291

	     Total Assets 		              		      $1,018,419      $1,030,567

	              		Liabilities and Stockholders' Equity

Current Liabilities
	   Notes and Lease payable - current
	   portion (Notes 5 and 6)	     	  	      $   47,009       $  57,201
	   Accounts Payable and Accrued
	   Expenses						                            208,367	        255,735
	   Customer Deposits (Note 1)		               40,371         129,881
    Total Current Liabilities  		             295,747	        442,817
Long Term Liabilities
	   Notes and Leases payable
	    (Notes 5 and 6)	                        				   0               0

Total Liabilities				                         295,747         442,817

Stockholders' Equity
   	Common Stock, par value $.001;
	   25,000,000 shares authorized,
	   3,644,800 issued and outstanding	           3,645	          3,645
	   Additional Paid in Capital		            1,249,412       1,249,412
	   Accumulated Deficit			                  ( 530,385)      ( 665,307)
          Total Equity				                    722,673         587,750

Total Liabilities and
   	Stockholders' Equity		  	              $1,018,419      $1,030,567
	See Accompanying Footnotes

<PAGE 3>

	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
	CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Six Months Ended October 31, 1997 and 1996
      (Unaudited)

                                    								October 31,	    October 31,
									                                         1997	      	    1996

Sales                               								$1,381,056      $1,031,466
  Commissions					  	                                0               0
Total Revenue		                         				 1,381,056       1,031,466

Cost of Goods Sold		                     			   959,421         748,434

Gross Profit	                          					   421,635         283,031

Selling, General and Administrative
Expenses	                           					  	   275,265         189,957

Income from Operations	               		  		   146,370          93,985

Other Income and (Expense)
Other Income	                     				               2             193
Interest Expense				    		                      (2,915)         (3,874)
Prior Period Write-Offs              	    		    (7,734)              0

Income Before Income Taxes	    	               135,723          89,393

Income Taxes                     					             800               0

Net Income                   				   		      $  134,923      $   89,393

Net Income Per Share		         	            $     0.04 	    $     0.02



	See Accompanying Footnotes

<PAGE 4>


	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
	CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Three Months Ended October 31, 1997 and 1996
      (Unaudited)

                                 							October 31,	 October 31,
                                              1997         1996

Sales			                            				$  679,589	   $ 506,958
  Commissions					                               0            0
Total Revenue					                         679,589	     506,958

Cost of Goods Sold		                  		   517,126      358,444

Gross Profit	                       				   162,463      148,514

Selling, General and Administrative
Expenses		                          				    96,696       95,972

Income from Operations			              	    65,767       52,542

Other Income and (Expense)
Other Income                     	               0          193
Interest Expense              				          (1,704)      (1,886)
Prior Period Write-Offs          	           8,246            0

Income Before Income Taxes		           	    72,307	      50,752

Income Taxes                  				               0 	          0

Net Income                				   	      $   72,307   $   50,753

Net Income Per Share	      	            $     0.02   $     0.01



	See Accompanying Footnotes

<PAGE 5>


 PROCESS EQUIPMENT, INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF CASH FLOW
 For the Six Months Ended October 31, 1997
            (Unaudited)

                                   				     			  October 31,
      					          	                                 1997
Cash Flow from Operational Activities:
Net Income							                                 $ 134,923
Adjustments to Reconcile
Net Income to Net Cash Used
for Operating Activities:
Depreciation and Amortization              				       5,403
                                       								     140,326

Changes in Assets and Liabilities:
Increase in Accounts Receivable	          	          27,339
Decrease in Inventory				       	                     9,228
Decrease in Prepaid Expenses			                     	11,307
Increase in Vendor Deposits			      	                (9,645)
Decrease in Accts Payable and
Accrued Expenses						                              (47,368)
Decrease in Customer Deposits				                   (89,510)
                                       								     (98,649)

Net Cash Flow from Operational Activities	      	    41,667

Cash Flows from Financing Activities:
   Principal Payments on Notes and Leases Payable   (10,193)
   Increase in Fixed Assets				                      (1,840)

Net Increase in Cash					                            29,644

Cash - Beginning						                              138,356

Cash - Ending					                                $ 168,000



	See Accompanying Footnotes

<PAGE 6>


	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
	CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	For the Six Months Ended October 31, 1997
(Unaudited)

                                         								Additional    Retained
             	      	      Common Stock      		  Paid In	      Earnings
                        	Shares     Amount       Capital      (Deficit)

Balance April 30, 1997  3,644,800   $ 3,645	     $1,249,412   $(665,307)

Net Income		                                                    134,922

Balance Oct. 31, 1997   3,644,800   $ 3,645	     $1,249,412   $(530,385)

	See Accompanying Footnotes



<PAGE 7>


	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	For the Six Months Ended October 31, 1997 (Unaudited)

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

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six month period ended October 31, 1997 are not necessarily indicative of the results that may be expected for the year ending April 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1997.

Fixed Assets
Fixed Assets are stated at cost and depreciated over their estimated allowable useful lives (5 to 31.5 years), utilizing both the straight-line and declining balance methods. Expenditures for major renewals and betterments that extend the useful lives of fixed assets are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

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

<PAGE 8>



	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	For the Six Months Ended October 31, 1997 (Unaudited)

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiary. The consolidation was treated as a reverse acquisition.

Earnings/Loss Per Share
Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the three months ended October 31, 1997 and October 31, 1996.

Customer Deposits
The Company collects deposits from various customers for custom 	designed
equipment and for certain large orders. The deposits are 	collected while the
equipment is being designed and manufactured and are shown as a liability when collected. These funds become revenues when the equipment is completed and shipped to the customer.

Note 2 - Vendor Deposits
The Company has funds deposited with foreign vendors for imported equipment sales.

Note 3 - Property, Plant and Equipment

Transportation Equipment			            	$ 34,690
Office Equipment					                     98,781
Shop Equipment						                      37,237
Leasehold Improvement				                 36,404

Total	                      					      	$207,112
Less:  Accumulated Depreciation	       	 164,385

                                        $ 42,727

Note 5 - Leasing Arrangements

Capital Lease
The Company leased certain equipment under a noncancellable capital lease that expired September, 1997. Assets recorded under this lease as of October 31, 1997 consist of the following:

Equipment				                        			$  4,811
Less accumulated amortization		   	    	   4,811
                                								$      0


<PAGE 9>


	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	For the Three Months Ended October 31, 1997 (Unaudited)

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

Rent expense amounted to $ 10,793 and $27,611 for the three months ended October 31, 1997 and October 31, 1996 respectively.

Future Minimum Lease Payments
Future minimum lease payments for capital and operating leases at October 31, 1997 are:

Years Ending        			Capital	      Operating
April 30,  				        Lease  	      Lease            	  Total
1998			               		     0          30,396          30,396
1999                         0          15,199          15,199

Total Minimum Payments  $    0     	  $ 45,595        $ 45,595

Note 6 - Notes and Leases Payable

Notes and Leases payable consists of the following:

Leases Payable (See Note 5)			    		            $      0

Notes Payable Stockholders
Unsecured notes payable due on demand with
interest payable at a rate of 6%.			            $ 46,800

Total Liabilities	                      						  $ 46,800
Current Portion						                           $ 46,800


<PAGE 10>


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

Three Months Ended October 31, 1997 Compared to Three Months Ended
October 31, 1996
Total sales of the Company for the three months ended October 31, 1997 increased by $169,631 from sales for the three month period ended October 31, 1996.
Cost of goods sold increased $158,682 and gross profits increased by $13,949 for the three month period ended October 31, 1997 as compared to the three month period ended October 31, 1996. The gross profit increase was due to the increase in sales volume, as gross margins fell somewhat to 24% from 29% for the same period of the prior year.
General and administrative expenses increased by $ 724 for the three month period ended October 31, 1997 as compared to the three month period ended October 31, 1996. The net effect of the increase in gross profits and increase in general and administrative expenses led to a net profit of $72,307 for the most recent period compared to a net profit of $50,752 for the year earlier period.


Six Months Ended October 31, 1997 Compared to Six Months Ended October 31, 1996 Total sales of the Company for the six months ended October 31, 1997 increased by $349,590 from sales for the six month period ended October 31, 1996.
Cost of goods sold increased by $210,987 and gross profit increased by $138,603 for the six month period ended October 31, 1997 as compared to the six month period ended October 31, 1996. This gross profit increase was due to the increase in sales volume and gross margin, as gross margins rose somewhat to 30% from 27% for the same period of the prior year.

General and administrative expenses increased by $85,308 for the six month period ended October 31, 1997 as compared to the six month period ended October 31, 1996. The net effect of the increases in gross profits and in general and administrative expenses led to a net profit of $134,923 for the six months ended October 31, 1997 compared to a net profit of $89,383 for the six month period ended October 31, 1996.

Liquidity and Capital Resources

The Company has in recent years financed its operations primarily with operating revenues and loans from various lenders, many of whom are affiliates, and from the proceeds of exercises in 1993 of Warrants to purchase its Common Stock.
The Company anticipates that revenues from its operations will be sufficient to satisfy the Company's cash requirements for operations during the next 12 months, except to the extent that increasing orders and sales may require temporary borrowings to finance such expansion and related costs of employee compensation and inventory build-up. No assurance can be given, however, that additional debt or equity financing will not be required or available.


<PAGE 11>

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its' behalf by the undersigned thereunto duly authorized.


PROCESS EQUIPMENT, INC.



By:_________________________
   George Cortessis
   Secretary



Date: December 2, 1997

<PAGE	12>