Form 10-K
period 1997-04-30
PROCESS EQUIPMENT INC
filed 1998-07-21
CIK 857073

SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C. 20549
                                      ___________________
                                            FORM 10-K SB

               Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

               For the fiscal year ended          Commission
                                                  File Number
                    April 30, 1997                  0-18980
                           ____________________
               PROCESS EQUIPMENT, INC. (formerly PEI, Inc.)
               (Exact name of registrant as specified in its charter)

                  Nevada                                62-1407522
               (State or other jurisdiction of         (I.R.S. Employer
               incorporation or organization)           Identification No.)

                                      26569 Corporate Ave.
                                  Hayward, California  94545
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

Indicate by check mark if disclosure filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K SB or any amendment to this Form 10-K SB. [ ]

The estimated aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of June 30, 1997: $414,000. This estimated market value is based on the average quoted bid and ask prices of such stock on June 30, 1997. The registrant's Common Stock has been sporadically quoted in the over-the-counter market. The quotes reflect inter-dealer trading and are not necessarily representative of actual transactions or of the value of Common stock. The number of shares of the registrant's Common Stock outstanding as of June 30, 1997 is 3,644,800.

Documents incorporated by reference:  See page #27

<PAGE 1>

                                  PART I

ITEM 1.    BUSINESS

History
     Process Equipment, Inc. (the "Company") was incorporated as Sharon Capital Corporation ("Sharon") on September 21, 1989 under the laws of the State of Nevada. Sharon was a "blind pool/blank check" corporation organized for the purpose of purchasing, merging with or acquiring a business or assets from another company. On March 1, 1990, Sharon completed a public offering of 36,000 Units, the net proceeds from which were approximately $148,760. (See Item 5). In July, 1990, Sharon was changed to PEI, Inc. In November, 1990, PEI was changed to Process Equipment, Inc.

     On April 18, 1990, Sharon acquired all of the outstanding shares of Common Stock of Process Engineers, Inc., a California corporation ("Process Engineers"), in exchange for the issuance of 2,144,000 shares of Sharon's Common Stock. As part of the acquisition, Sharon's officers and directors resigned and were replaced by the officers and directors of Process Engineers. For present purposes, the business of the Company is the business of Process Engineers Inc., its wholly owned subsidiary.

     Process Engineers' business was founded in 1957 in Oakland, California. Initially, the principal business was as manufacturer's representative for various tanks, valves, fittings and equipment sold to the dairy industry In 1966, Process Engineers was incorporated to carry on the business. In 1970, new owners added engineering and manufacturing capabilities to Process Engineers that were targeted on the dairy industry.

     In 1973, Process Engineers relocated to larger quarters in Hayward, California to commence the manufacture of specialty stainless steel products and systems for the food, wine and dairy industries. It also became a distributor for products of ITT Grinnell, Waukesha, Demoisy, Europress, Pera and Stone. The addition of these lines allowed Process Engineers to engineer systems and distribute components for a wide range of needs in the food and wine industries. In subsequent years, it designed and supplied processing systems to Del Monte and Dole for pineapple processing plants, designed and built an egg custard plant and a turn-key cheese manufacturing facility for the California Dairyman's Co-op.

     In September 1989, Dr. Robert Lundak, George Cortessis and
H. Douglas Power purchased 94.8% of the shares of Process Engineers.
Mr. Power had been an officer of the corporation since 1981. Dr. Lundak and Mr. Cortessis had substantial previous experience in other companies with bio-technology products and services. (See Item 10). Mr. Power resigned from the office of President of the Company during July, 1991 and is no longer employed by the Company. On January 1, 1993 he resigned as director of the Company.

     During the year ended April 30, 1993, 432,000 Class A and 432,000 Class B Common Stock Purchase Warrants and 3,600 Underwriter's Warrants were exercised. The Company received net proceeds of $1,069,074.

     On September 23, 1994, Dr. Robert Lundak resigned as CEO and Chairman of the Board of Directors and is no longer employed by the Company.

<PAGE 2>

Business
     The Company designs and manufactures sanitary stainless steel systems used for manufacturing processes in the wine, food and bio-technology industries. The Company also serves as a distributor for pumps, valves and other components used in such systems and for winery equipment imported from Europe. In addition, it provides repair and other services related to such equipment and systems.

     A majority of the Company's revenues have historically come from its business of providing products and services for the wine and food industries, with wineries accounting for most of those revenues. However, the Company in recent years has developed and marketed bio-technology products and services which utilize components and technologies similar to those used in the Company' wine and food business. Currently, approximately 40% of the Company's revenues are from sales of products and services for the biotechnology industry.

     The wine business is seasonal and the Company's wine-related activities and sales are largely confined to the time periods immediately prior to and during the August-October "crush" season. Sales of winery equipment tend to be concentrated in the months preceding August and servicing of the equipment tends to concentrate during the crush season. Consequently, the Company's winery business is largely dormant during significant portions of the spring and winter months.

Manufacturing

     Components for systems sold by the Company are acquired from various third party suppliers and then modified and combined into systems by the Company's production personnel at the Company's plant in Hayward, California. The Company's employees are particularly skilled in precise welding, machining and other fabrication of stainless steel. The systems are also tested and installed by the Company's personnel. The products distributed by the Company carry various warranties, generally for a one-year period, provided by their manufacturers. At June 30, 1997, the Company had four employees engaged in production, testing and field service activities.

Marketing

     At June 30, 1997, the Company's sales force consisted of three employees. The Company has focused its marketing efforts on the wine and bio-technology industries within California. Emphasis has been placed on the Company's knowledge of wine processes and systems engineering, its fabrication capability and its commitment to service.

     Wineries are typically capital intensive requiring specialized machinery such as destemmers, membrane presses, filter systems, crushers, tanks, pumps, bottling equipment and piping. The wine industry is divided into "premium" and "jug" table wines. The Company has focused its marketing efforts on the premium wine segment. The Company presently has approximately 450 winery customers.

     The Company has marketed its bio-technology products to smaller bio-tech companies that do not have sufficient in-house expertise to design or fabricate their own equipment or systems. The Company has focused marketing efforts on equipment for fermentation, separation and purification.
Marketing is carried out by the Company's sales force and has been concentrated in California, although the Company has executed major bio-tech projects in Washington, Massachusetts and Virginia as well.

<PAGE 3>

Competition

     Numerous companies compete to furnish equipment to the California wineries. Many distributors and manufacturer's representatives are authorized to sell products which compete with those of the Comapny, additionally many engineering firms can competently design similar products to those designed and built by the Company.

     The bio-technology equipment and parts industry consists of diverse group of suppliers such as ABEC Inc., New Brunswick Scientific, Millipore Corp, B. Braun Biotech and ITT Sherotec Inc.. Management believes that no single company, or small group of companies, now dominates the market for bio-technology equipment. The market is highly fractured, with numerous small companies that market one or a small number of types of systems. The larger bio-technology companies have the capacity to fabricate their own equipment and parts in-house and smaller companies frequently use engineering firms to custom design and specify components which are then assembled by the companies themselves or by contract fabricators.

     A small number of fabrication companies exist that will custom build bio-technology systems from the designs or packages furnished by customers. Typically, the fabrication companies provide limited warranties and no ongoing repair, servicing or support.

     The Company believes that important competitive factors in the markets for winery and bio-technology components and systems marketed by the Company include pricing, product effectiveness and reliability, servicing capabilities and general marketing abilities. Management believes a particular competitive strength of the Company is its capacity to provide complete turn-key systems to its customers.

Government Regulation

     The Company is subject to various state and federal laws, regulations and guidelines relating to safe working conditions and manufacturing practices. While the Company's bio-technology customers are generally subject to extensive regulation by the U.S. Food and Drug Administration, which may affect their specifications for products supplied by the Company, the Company's products and operations are not directly subject to such regulation.

Patents and Trade Secrets

     The Company presently has no patents on its products and does not believe that having patents or other proprietary technology is important to the success of its planned operations.

Employees

     At June 30, 1997, the Company had eleven full-time employees.

<PAGE 4>

ITEM 2.   PROPERTIES

     Process Engineers leases a 15,600 square foot building in Hayward, California which contains 3,600 square feet of administrative, engineering and sales space and 12,000 square feet of inventory and manufacturing space. The manufacturing space has been designed to accommodate the special needs of the Company's inert gas welding and large system assembly. Rent payments of $4,600 per month plus common area maintenance charges are owed under the lease from September 1993 to July 1998, the end of the lease term. An agreement to modify the terms of this lease was entered into on August 1, 1994. The terms of the modified lease include deferral of approximately $18,000 of lease payments and the forgiveness of approximately $18,000 of lease payments otherwise payable over the period August 1, 1994 to August 1, 1995. The lease term has an option for one five year extension.

ITEM 3.   LEGAL PROCEEDINGS

     Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS

Common Stock

     The Company's Articles of Incorporation authorize the issuance of 25,000,000 shares of Common Stock, $.001 par value per share. At June 30, 1997, 3,644,600 shares were outstanding. Shares of Common Stock (i) have equal rights to dividends from funds legally available therefor, when, as and if declared by the Company's Board of Directors, (ii) are entitled to share ratably in any remaining assets of the Company available for distribution to shareholders upon the Company's liquidation and (iii) do not have preemptive, subscription or conversion rights. All shares of Common Stock now outstanding are fully paid for and non-assessable.

     All holders of Common Stock have one vote per share on all matters submitted to a vote of stockholders. Stockholders do not have rights to cumulate their votes in the election of directors under the Company's Articles of Incorporation or applicable provisions of the Nevada General Corporation Law. However, under Section 2115 of the California Corporations Code, specific provisions of the California General Corporation Law, including mandatory cumulative voting rights of shareholders, are made applicable to "pseudo-California" corporations incorporated under laws of other states which meet certain tests. The tests are that the average of specified property, payroll and sales factors (generally relating to the extent of activities in California) exceed 50% on a consolidated basis during the corporation's latest full income year, and that more than one-half of the corporation's outstanding voting securities are held of record by persons having addresses in California.

<PAGE 5>

Market for Securities

     The Company's shares are quoted sporadically in the over-the-counter market with very little actual trading. Market makers and other dealers provide bid and ask quotations for the Company's securities, and list such quotations in the National Daily Quotation Sheets, commonly referred to as the interdealer "pink sheets."

     At June 30, 1997, the bid and ask quotations for the Company's shares, as reported by the National Quotation Bureau, Inc. were $0.125 and $0.25 respectively. From completion of the Company's initial public offering on March 1, 1990, the Company's securities were quoted sporadically in the Over-The-Counter (OTC) market, with very little actual trading. Since September 1990, the Company's Common Stock has also been sporadically quoted on the NASD Electronic Bulletin Board under the symbol "PEQM". These quotas were reported in the interdealer "pink sheets," and reflect interdealer prices without retail mark-up, mark-down or commission; are not necessarily representative of actual transactions or of the value of the Company's securities; and may not be based on any recognized technique of valuation used in the investment banking community.

     As of June 30, 1997, there were approximately 355 holders of record of the Company's then outstanding shares of Common Stock.

Transfer Agent

     The transfer agent for the Common Stock is American Stock Transfer & Trust Company, 40 Wall Street, New York, New York 10005.

Dividends

     The Company does not presently anticipate that it will pay dividends at any time in the foreseeable future. The payment of any dividends will depend, among other things, upon the Company's earnings, assets and general financial condition, and upon other relevant factors.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Year Ended April 30, 1997 Compared to Year Ended April 30, 1996

     Total sales of the Company for the year ended April 30, 1997 increased by $365,471 from sales for the year ended April 30, 1996. This increase was due to a $221,784 increase (from $972,654 to $1,194,438) in sales of wine and food products and services as well as by a $143,687 increase (from $680,851 to $824,538) in sales of bio-technology products and services.

     Cost of goods sold increased $286,853 and the gross profit increased by $78,618 for the year April 30, 1997 as compared to the previous year. Gross profit as a percentage of revenue for 1997 fell to 29.1% compared to 30.8% for 1996.

     General and administrative expenses increased $56,159 for the year ended April 30, 1997 as compared to the previous year.


<PAGE 6>

Year Ended April 30, 1996 compared to Year Ended April 30, 1995

     Total sales of the Company for the year ended April 30, 1996 increased by $645,166 from sales for the year ended April 30, 1995. This increase was due to a $193,280 increase (from $779,374 to $972,654) in sales of wine and food products and services as well as by a $451,886 increase (from $228,965 to $680,851) in sales of bio-technology products and services.

     Cost of goods sold increased $502,877 and the gross margin increased by $142,288 for the year April 30, 1996 as compared to the previous year. These increases were the result of the increase in sales revenue and decrease of gross profit margin for 1996 to 31% compared to 36% for 1995.

     General and administrative expenses decreased $35,836 for the year ended April 30, 1996 as compared to the previous year.


Liquidity and Capital Resources

     The Company has in recent years financed its operations primarily with operating revenues and loans from various lenders, many of whom are affiliates, and from the proceeds of exercises in 1993 of Warrants to purchase its Common Stock.

     On September 15, 1994, the Company borrowed $70,000 from Peter G. Cortessis, a shareholder, who is the father of George P. Cortessis. The Company issued an unsecured promissory note for $70,000 bearing 6% interest per annum to Peter G. Cortessis. During the fiscal year ended April 30, 1997, principle payments to Peter G. Cortessis reduced to $10,000 the principle balance of this note.

     On September 15, 1994 the Company borrowed $30,000 from its officer and director, George P. Cortessis. On September 15, 1994 the Company issued a promissory note to George P. Cortessis in the amount of $54,800, consolidating this borrowing and an outstanding demand note in the amount of $24,800 held by George P. Cortessis. The note bears interest at a rate of 6% per annum and is due on demand. During the fiscal year ended April 30, 1997, principle payments to George P. Cortessis reduced to $46,800 the principle balance of this note.

     On August 1, 1994 Dr. Robert Lundak, the Company's President at the time forgave an unsecured promissory note in the amount of $22,800 owed to him by the Company and accrued interest in the amount of $4,062.

     During April 1997, the company obtained an unsecured line of credit from Wells Fargo Bank of California with an allowed maximum indebtedness amount of $100,000. Borrowings from this line of credit incur interest at the rate of "Prime plus 3 percent" per annum. As of June 30, 1997 no indebtedness on this line of credit had been incurred.

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

<PAGE 7>

ITEM 7.    SELECTED FINANCIAL DATA

     The following information has been summarized from financial information included elsewhere and should be read in conjunction with such financial statements and notes thereto.

Summary of Statements of Operations of Process Equipment (in thousands except for per share amount)
                         Years Ended April 30th


                        1997                   1996                    1995

Sales                 $2,018                 $1,656                  $1,008

Gross Profit          $  588                 $  510                  $  368

Net Income (Loss)     $  166                 $  141                  $   14

Net Income (Loss)
Per Share             $0.046                 $0.039                  $0.004




Summary of of Balance Sheets of Process Equipment (in thousands)


                          April 30, 1997              April 30, 1996

Working Capital                   $  541                       $ 372

Total Assets                      $1,031                       $ 897
Stockholders' Equity              $  588                       $ 422

<PAGE 8>

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           INDEX TO FINANCIAL STATEMENTS

                  PROCESS EQUIPMENT, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS                          Page

Report of Independent Public Accountants.....................10

Consolidated Balance Sheets at April 30, 1997 and 1996....11,12

Consolidated Statements of Operations
for the Years Ended April 30, 1997, 1996 and 1995........... 13

Consolidated Statements of Cash Flow
for the Years Ended April 30, 1997, 1996 and 1995............14

Consolidated Statements of Stockholders' Equity
for the Years Ended April 30, 1997, 1996 and 1995............15

Notes to Consolidated Financial Statements................16-19

<PAGE 9>

                          BAUM & COMPANY, P.A.
                      Certified Public Accountants
                    1515 University Drive - Suite 209
                      Coral Springs, Florida 33071
                             (954) 752-1712



                   INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Process Equipment, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Process Equipment, Inc. and Subsidiary as of April 30, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended April 30, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Process Equipment, Inc. and Subsidiary as of April 30, 1997 and 1996 and the results of its operations and its cash flows for the years ended April 30, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.




Coral Springs, Florida
June 10, 1997

<PAGE 10>

                  PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                         April 30, 1997 and 1996

                                    ASSETS


                                            1997                  1996

Current Assets

     Cash in Bank and on Hand         $  138,356            $  121,544
     Accounts Receivable
     (less allowance for doubtful
      accounts of $5,000 for both
     1997 and 1996)                      470,964               291,054
     Inventory (Note 1)                  352,575               421,577
     Prepaid Expenses                     13,040                 1,382
     Deposits                              9,341                 9,341
     Total Current Assets                984,276               844,898

Property, Plant and Equipment
     (Net of $158,429 and $319,586 of
     of accumulated depreciation for 1997
     and 1996 respectively)               46,291                51,611
     (Notes 1 and 2)


     Total Assets                     $1,030,567            $  896,509

            See Accountant's Report and Accompanying Footnotes

<PAGE 11>

                  PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                         April 30, 1997 and 1996

                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                               1997           1996

Current Liabilities
     Notes and Lease Payable - Current
  Portion (Notes 3 and 4)                $   57,201     $  124,800

     Accounts Payable and Accrued
     Expenses                               255,735        167,111

     Customer Deposits                      129,881        180,542

          Total Current Liabilities         442,817        472,453

Long Term Liabilities
     Notes and Leases Payable
     (Notes 3 and 4)                          - 0 -          2,005

          Total Liabilities                 442,817        474,458


Stockholders' Equity
     Common Stock, Par Value $.001;
      25,000,000 Shares Authorized
      3,644,800 Issued and Outstanding        3,645          3,645

     Additional Paid in Capital           1,249,412      1,249,412

     Accumulated Deficit                   (665,307)      (831,006)

          Total Equity                      587,750        422,051

     Total Liabilities and
           Stockholders' Equity          $1,030,567     $  896,509

See Accountant's Report and Accompanying Footnotes.

<PAGE 12>

                    PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            For The Years Ended April 30, 1997, 1996 and 1995


                                  1997            1996             1995

Revenues                    $2,018,976      $1,653,505       $1,008,339

Cost of Goods Sold           1,430,557       1,143,704          640,827

Gross Profit                   588,419         509,801          367,512

General and Administrative
  Expenses                     416,134         359,975          395,811

Income (Loss) Before Non-recurring
  Item and Income Taxes        172,285         149,826          (28,299)

Non-recurring Income (Expense
  Forgiveness of Debt (Note 6)   - 0 -           - 0 -           28,862
  Prior Period Write offs        - 0 -           - 0 -           23,068
                                 - 0 -           - 0 -           51,930

Income (Loss) from Operations  172,285         149,826           23,631

Other Income                       385             382              434

Interest Expense                (6,171)         (7,978)         (10,983)

Gain on Asset Disposal           - 0 -           - 0 -            3,000

Currency Gains (Losses)          - 0 -           - 0 -             (828)
                                (5,786)         (7,596)          (8,377)
Income (Loss) Before
  Income Taxes                 166,499         142,230           15,254
Provision for Income Taxes
  (Note 1)                         800             800              800

Net Income                  $  165,699      $  141,430       $   14,454
Net Income (Loss) Per Share
  (Note 1)                  $   0.0455      $   0.0388      $    0.0004

            See Accountant's Report and Accompanying Footnotes

<PAGE 13>

                     PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended April 30, 1997, 1996 and 1995


                                        1997             1996            1995
Cash Flow from Operational
  Activities:
  Net Income                       $ 165,699          141,430      $   14,454
  Adjustments to Reconcile
  Net Income to Net Cash Used
  for Operating Activities:
  Depreciation and Amortization       11,803           14,489          22,279
                                      77,502          155,919          36,733
Changes in Assets and Liabilities
  (Increase) Decrease in Accounts
     Receivable                     (179,910)        (154,353)        144,060
 (Increase) Decrease in
Inventory                             69,002         (112,263)         (7,057)
(Increase) Decrease in Prepaid
     Expenses                        (11,658)          11,406          10,931
(Increase) Decrease in
Deposits                               - 0 -            7,771         (17,112)
(Increase) Decrease in Cash
     Surrender Value                   - 0 -            - 0 -          18,017
Increase (Decrease) in Notes
     Payable                         (69,604)          (2,000)         60,546
Increase (Decrease) in Accounts
     Payable and Accrued Expenses     88,624           62,841        (326,045)
Increase (Decrease)
in Customer
     Deposits                        (50,661)         100,753          36,829

Net Cash Used in Operational
  Activities                          23,295          (43,098)

Cash Flows from Investing Activities:
  Acquisition of Fixed Assets         (6,483)          (1,900)          - 0 -

Cash Flows from Financing Activities:
  Proceeds Leases                      - 0 -            - 0 -           3,475

Net Increase (Decrease) in Cash       16,812           66,705         (39,623)

Cash - Beginning                     121,544           54,839          94,462

Cash - Ending                      $ 138,356        $ 121,544       $  54,839

            See Accountant's Report and Accompanying Footnotes

<PAGE 14>


                 PROCESS EQUIPMENT, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             For the Years Ended April 30, 1997, 1996 and 1995


                            Common Stock         Paid In    Accumulated
                          Shares     Amount      Capital     (Deficit)

Balance April 30, 1993   3,644,800    $3,645   $1,249,412  $(1,121,098)


Net Income                                                     134,208


Balance April 30, 1994   3,644,800     3,645    1,249,412     (986,890)


Net Income                                                      14,454


Balance April 30, 1995   3,644,800     3,645    1,249,412     (972,436)

  Income                                                       141,430

Balance April 30, 1996   3,644,800     3,645    1,249,412     (831,006)

Net Income                                                     165,699


Balance April 30, 1997   3,644,800    $3,645   $1,249,412   $ (665,307)

            See Accountant's Report and Accompanying Footnotes

<PAGE 15>

                      PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED APRIL 30, 1997, 1996, AND 1995

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

Income Taxes
  The Company has elected to be taxed under Subchapter C of the Internal Revenue Code. For income tax purposes, depreciation is computed using the accelerated cost recovery method and the modified accelerated cost recovery system. The Company has federal net operating loss carry forwards, of approximately $1,080,000 which expire in the year 2,008. The Company also has California net operating loss carry forwards of approximately $420,000 which expire in the year 2010.

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

Earnings/Loss Per Share
  Primary earnings per common share are computed by dividing the net income
  (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of shares used for the fiscal years ended April 30, 1997 was 3,644,800, the same number as for the fiscal years ended April 30, 1996 and April 30, 1995.

<PAGE 17>

                  PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED APRIL 30, 1997, 1996, AND 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Customer Deposits
  The Company collects deposits from various customers for custom designed equipment and for certain large orders. The deposits are collected while the equipment is being designed and manufactured and are shown as a liability when collected. These funds become revenues when the equipment is completed and shipped to the customer.

NOTE 2 - PROPERTY, PLANT and EQUIPMENT

                                         1997                      1996

     Transportation Equipment       $  34,691                 $  34,691
     Office Equipment                  96,950                   114,408
     Shop Equipment                    36,675                   185,695
     Leasehold Improvement             36,404                    36,404

     Total                            204,720                   371,198
     Less:  Accumulated Depreciation  158,429                   319,586
         Net Fixed Assets           $  46,291                 $  51,612

NOTE 3 - LEASING ARRANGEMENTS

  Operating Lease
     The Company conducts its operations from facilities that are leased under a five year lease ending July, 1998. The lease calls for monthly rent payments commencing September, 1993 of $4,670 per month plus common area maintenance charges which includes a pro-rata share of real property taxes. The Company negotiated an amendment to this lease effective August 1, 1994. The terms of this amendment include forgiveness of an aggregate of $13,854 and the deferral of a like amount to be repaid in monthly installments commencing August 1, 1995. The lease contains one five year option.

     Rent expense amounted to $61,819, $64,450 and $55,766 for the years ended April 30, 1997, 1996 and 1995, respectively.

  Future Minimum Lease Payments
     Future minimum lease payments for capital and operating leases at April 30, 1997 are:

Years Ending                      Capital        Operating
April 30                           Lease             Lease         Total

1998                             $   401          $ 60,797      $ 61,198
1999                               - 0 -            15,199        15,199

Total Minimum Payments           $   401          $ 75,996      $ 76,397

<PAGE 17>

                     PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED APRIL 30, 1997, 1996, AND 1995


NOTE 4 - NOTES AND LEASES PAYABLE

     Note payable consist of the following:
                                                    1997          1996

     Leases Payable (See Note 3)                 $   401       $ 2,005

     Notes Payable - Stockholders
     Unsecured Notes payable due on demand with
     interest payable at a rate of 6%.            56,800       124,800


NOTE 5- CERTAIN TRANSACTIONS WITH MANAGEMENT

     On September 15, 1994, the Company borrowed $70,000 from Peter G. Cortessis, a shareholder, who is also the father of George P. Cortessis. The Company issued an unsecured promissory note for $70,000 bearing 6% interest per annum to Peter G. Cortessis. During the fiscal year ended April 30, 1997 principle payments in the amount of $60,000 were made by the company for partial retirement of this note. On April 30, 1997 the remaining principle owed by the company on this note was $10,000.

     On September 15, 1994, the Company borrowed $30,000 from its officer and director, George P. Cortessis. On September 15, 1994 the Company issued an unsecured promissory note to George P. Cortessis in the amount of $54,800, consolidating this borrowing and an outstanding demand note in the amount of $24,800 held by George P. Cortessis. The note bears interest at a rate of 6% per annum and is due on demand. During the fiscal year ended April 30, 1997 principle payments in the amount of $8,000 were made by the company for partial retirement of this note. On April 30, 1997 the remaining principle owed by the company on this note was $46,800.


NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION


     Year ended April 30,         1997             1996             1995

     Taxes Paid                $   800          $   800          $   800

     Interest Paid             $ 6,171          $ 7,978          $10,983

<PAGE 18>

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

<PAGE 19>

                                 PART III


ITEM 10.   DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


Executive Officers and Directors
  The following table sets forth the name, age and position of each executive officer and director of the Company. Each individual has served in such positions since April 1990.


Name                        Age                      Position

George P. Corte              37                      Secretary, Treasurer
                                                     and Director

  Directors of the Company are elected annually by the Company's shareholders and hold office until their successors have been elected and qualified, or until their death, resignation or removal. Subject to the terms of their Employment Agreements, the officers of the Company are elected by and serve at the pleasure of the Board of Directors.

  The following table sets forth the name, age and position of each officer and director of Process Engineers. Each individual has served in such positions since May 1990.

Name                       Age                Position

Vacant position                               Chief Executive Officer,
                                              and Chairman of the Board

George P. Cortessis         37                Vice President, Secretary,
                                              Treasurer and Director

Vacant position                               Chief Financial Officer

  George P. Cortessis. Mr. Cortessis joined Process Engineers, Inc. in September, 1989 and has historically been responsible for the bio-technology aspect of the Company's business.

  Since 1983, Mr. Cortessis has been continuously employed in the bio-technology and wine industries. Until March, 1985, he was a process engineer for Chiron Corporation and designed fermentation, cell processing and protein purification equipment. From March, 1985, until February, 1988, he was a project engineer furnishing engineering services to customers for fermentation and biochemical processing equipment. From February, 1988 until joining Process Engineers, Inc., Mr. Cortessis was a Regional Sales Engineer for L. H. Fermentation,
Inc. of Hayward, California and supervised a bio-reactor sales program for fourteen western states and Canada.

  Mr. Cortessis graduated from the University of California - Berkeley in 1983 with a Bachelor of Science Degree in Chemical Engineering.

<PAGE 20>

ITEM 11. EXECUTIVE COMPENSATION

  During the three fiscal years ending April 30, 1996, Dr. Lundak and Mr. Cortessis each received the following salaries.


  Summary of Compensation Table



Name and Principal                    1996           1995           1994
Position                            Salary         Salary         Salary

Robert L. Lundak                   $     0     $        0        $15,000
     President and
     Chairman of the
     Board (Resigned September 1994)

George P. Cortessis                $33,000        $33,000        $28,000
     Secretary and
     Treasurer


  In addition to the cash compensation shown above, executive officers of the Company may receive indirect compensation in the form of perquisites and other personal benefits. For each named officer, such indirect compensation did not exceed 10% of the officer's salary for any year shown above.

<PAGE 21>

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth the number and percentage of the Company's shares owned beneficially by its executive officers and directors and by other persons known to own beneficially 5% or more of the shares as of July 20, 1997.



                          Number of            Percentage
                          Shares               of Shares
Name                      Owned (a)            Outstanding

George P. Cortessis       934,257               25.6%
26569 Corporate Avenue
Hayward, CA 94545

Peter G. Cortessis        264,552                7.3%
26569 Corporate Avenue
Hayward, CA 94545

Paul E. Cahalen           196,000                5.4%
2001 Omega Court, Suite 207-D
San Ramon, CA  94583

All present officers      934,257               25.6%
and directors as a
group (1 person)


(a) Subject to applicable community property laws, all such shares were owned of record, with sole voting and investment power, by the named individual and/or by his wife.

<PAGE 22>

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Sharon Capital Corporation was organized under the laws of the State of Nevada on September 21, 1989. Its initial officers and directors Deborah A. Salerno, Gregg D. Swentor and Charles W. Barkley, and one other shareholder then purchased a total of 500,000 shares of Common Stock at a price of $.006 per share. Ms. Salerno and Mr. Swentor subsequently received salary payments from the Company of $25,000 and $2,500, respectively. While an officer of the Company, Mr. Barkley was paid $25,000 in attorney's fees for legal work relating to the Company's initial public offering.

  In September 1989, Dr. Robert L. Lundak, George Cortessis and H. Douglas Power acquired 94.8% of the outstanding shares of Process Engineers from Steven H. Jensen, Kenneth F. Brown and Paul E. Cahalen for a total cash consideration of $260,142.95. Mr. Power had previously acquired 5.2% of the outstanding Process Engineers shares. In addition, in connection with the transaction, Process Engineers partially redeemed shares held by Messrs. Jensen, Brown and Cahalen for promissory notes in the amounts of $37,500, $37,500 and $25,000 respectively. The notes bore interest at 10% per annum, payable quarterly, and were satisfied in September 1992. On April 18, 1990, Dr. Lundak, Mr. Cortessis and Mr. Power exchanged all of the outstanding shares of Process Engineers for the issuance by the Company to them and their contractor of 2,144,000 shares of Common Stock. At the time of the exchange, they were named as officers and directors of the Company.

  Dr. Lundak provided personal assets to secure Process Engineer's $50,000 line of credit at the National Bank of Southern California. Process Engineers did not issue any note or enter any agreement securing the assets furnished by Dr. Lundak for this line of credit. On June 14, 1991, Process Engineers borrowed $45,000 from Dr. Lundak to help to repay this line of credit pursuant to the terms of an unsecured promissory note due on demand, which bears interest at nine percent per annum. As of August 1, 1994, the total amount of this note yet owed by the company to Dr. Lundak was $26,862, including unpaid principle and accrued interest. On August 1, 1994, Dr. Lundak forgave the entire amount due him by the company.

  In September 1990, the Company entered into a $145,000 line of credit with First Interstate Bank. As of May 31, 1991, Process Engineers borrowed $145,000 from its shareholders and their associates to repay this line of credit in full. In connection with such borrowings, the Company issued unsecured promissory notes for $35,000 and $25,000 to its officer and director, George P. Cortessis, and its director, H. Douglas Power, respectively. These notes bear interest at a rate of 9% and are due on demand. As of April 30, 1994 the Company still owed $21,000 of the note to George Cortessis, this note was surrendered by George Cortessis in exchange for the issuance of a new promissory note dated September 15, 1994. Details of this transaction appear below. During June, 1993, the balance of the $25,000 note issued to Mr. Power was reduced to $2,500. This balance has been paid in full to Mr. Power. The Company also issued a 12% promissory note for $85,000 to Peter Cortessis, who is the father of George P. Cortessis, in return for a loan of $85,000 to the Company. As of July 15, 1992, this note was paid in full using proceeds from Warrant exercises.

<PAGE 23>

  On September 15, 1994, the Company issued an unsecured $70,000 promissory note bearing 6% per annum interest and payable upon demand to Peter G. Cortessis in return for the loan of $70,000 to the Company. The principle balance this note was $10,000 on July 30, 1997.

  On September 15, 1994, the Company issued an unsecured $54,800 promissory note bearing 6% per annum interest and payable to George P. Cortessis in return for the loan of $30,000 to the company and to consolidate the remaining principle and interest owed by the Company to Mr. George Cortessis. The principle balance of this note was $46,800 on July 30, 1997.

<PAGE 24>

                                 PART IV



ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K
  (a) Exhibits

Item Number as per
Item 601 of Regulation S-B
  3(a)    Articles of Incorporation*

  3(b)    Certificate of Incorporation*

  3(c)    Bylaws*

  3(d)    Certificate of Amendment of Articles of Incorporation*

  3(e)    Certificate of Amendment of Certificate of Incorporation*

  4(c)    Sample Stock Certificate*

  10(a)   Transfer Agent and Registrar Agreement*

  10(d) Stock Exchange Agreement, dated as of April 6, 1990, among the Company, Robert L. Lundak, H. Douglas Power and George B. Cortessis.*

  10(e)   1990 Stock Option Plan*

  10(f) Employment Agreement dated as of April 18, 1990 between Process Engineers and Robert L. Lundak*

  10(g) Employment Agreement dated as of April 18, 1990 between Process Engineers and H. Douglas Power*

  10(h) Employment Agreement dated as of April 18, 1990 between Process Engineers and George P. Cortessis*

  10(z)   Promissory Note Extensions.*

  21      Subsidiary

* Incorporated herein by reference to exhibit of the same number of the Company's Registration Statement on Form S-18, as amended (Reg. No. 33-31720-NY) declared effective February 25, 1992.

(b)  Reports on Form 8-K filed in the Fourth Quarter
     Not applicable.

<PAGE 25>

                                SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                               PEI, Inc.


                                                     By:___________________
            George P. Cortessis
            Secretary


                                                      Dated: July 29, 1997


  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature
Title                                                                  Date


   ____________________
  George  P.  Cortessis

Secretary, Treasurer                                          July 29, 1997
and Director

  (Principle Accounting and Financial Officer)

<PAGE 26>

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

                               EXHIBIT INDEX

 Item Number                                                    Page Number

  3(a)    Articles of Incorporation*

  3(b)    Certificate of Incorporation*

  3(c)    Bylaws*

  3(d)    Certificate of Amendment of Articles of Incorporation*

  3(e)    Certificate of Amendment of Certificate of Incorporation*

  4(c)    Sample Stock Certificate*

  10(a)   Transfer Agent and Registrar Agreement*

  10(d) Stock Exchange Agreement, dated as of April 6, 1990, among the Company, Robert L. Lundak, H. Douglas Power and George B. Cortessis.*

  10(e)   1990 Stock Option Plan*

  10(f) Employment Agreement dated as of April 18, 1990 between Process Engineers and Robert L. Lundak*

  10(g) Employment Agreement dated as of April 18, 1990 between Process Engineers and H. Douglas Power*

  10(h) Employment Agreement dated as of April 18, 1990 between Process Engineers and George P. Cortessis*

  10(z)   Promissory Note Extension*

  21      Subsidiary

* Incorporated herein by reference to exhibit of the same number of Registrant's Registration Statement on Form S-18 (Reg. No. 33-31720-NY).

<PAGE 27>