Form 10-K
period 1998-04-30
PROCESS EQUIPMENT INC
filed 1998-08-03
CIK 857073

SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C. 20549
                                      ___________________
                                            FORM 10-K SB

               Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

               For the fiscal year ended          Commission
                                                  File Number
                    April 30, 1998                  0-18980
                           ____________________
               PROCESS EQUIPMENT, INC. (formerly PEI, Inc.)
               (Exact name of registrant as specified in its charter)

                  Nevada                                62-1407522
               (State or other jurisdiction of         (I.R.S. Employer
               incorporation or organization)           Identification No.)

                                      26569 Corporate Ave.
                                  Hayward, California  94545
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

Indicate by check mark if disclosure filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K SB or any amendment to this Form 10-K SB. [ ]

The estimated aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of June 30, 1998: $1,229,612. This estimated market value is based on the average quoted bid and ask prices of such stock on June 30, 1998. The registrant's Common Stock has been sporadically quoted in the over-the-counter market. The quotes reflect inter-dealer trading and are not necessarily representative of actual transactions or of the value of Common stock. The number of shares of the registrant's Common Stock outstanding as of June 30, 1998 is 3,644,800.

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

     Process Engineers' business was founded in 1957 in Oakland, California. Initially, the principal business was as manufacturer's representative for various tanks, valves, fittings and equipment sold to the dairy industry. In 1966, Process Engineers was incorporated to carry on the business. In 1970, new owners added engineering and manufacturing capabilities to Process Engineers that were targeted on the dairy industry.

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

     A majority of the Company's revenues have historically come from its business of providing products and services for the wine and food industries, with wineries accounting for most of those revenues. However, the Company in recent years has developed and marketed bio-technology products and services which utilize components and technologies similar to those used in the Company' wine and food business. Currently, approximately 33% of the Company's revenues are from sales of products and services for the biotechnology industry.

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

Manufacturing

     Components for systems sold by the Company are acquired from various third party suppliers and then modified and combined into systems by the Company's production personnel at the Company's plant in Hayward, California. The Company's employees are particularly skilled in precise welding, machining and other fabrication of stainless steel. The systems are also tested and installed by the Company's personnel. The products distributed by the Company carry various warranties, generally for a one-year period, provided by their manufacturers. At June 30, 1998, the Company had six employees engaged in design, production, testing and field service activities.

Marketing

     At June 30, 1998, the Company's sales force consisted of three employees. The Company has focused its marketing efforts on the wine and bio-technology industries within California. Emphasis has been placed on the Company's knowledge of wine processes and systems engineering, its fabrication capability and its commitment to service.

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

Employees

     At June 30, 1998, the Company had eleven full-time employees.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS

Common Stock

     The Company's Articles of Incorporation authorize the issuance of 25,000,000 shares of Common Stock, $.001 par value per share. At June 30, 1998, 3,644,600 shares were outstanding. Shares of Common Stock (i) have equal rights to dividends from funds legally available therefor, when, as and if declared by the Company's Board of Directors, (ii) are entitled to share ratably in any remaining assets of the Company available for distribution to shareholders upon the Company's liquidation and (iii) do not have preemptive, subscription or conversion rights. All shares of Common Stock now outstanding are fully paid for and non-assessable.

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

<PAGE 5>

Market for Securities

     The Company's shares are quoted sporadically in the over-the-counter market with relatively small volumes of actual trading. Market makers and other dealers provide bid and ask quotations for the Company's securities, and list such quotations in the National Daily Quotation Sheets, commonly referred to as the inter-dealer "pink sheets."

     At June 30, 1998, the bid and ask quotations for the Company's shares, as reported by the National Quotation Bureau, Inc. were $0.50 and $0.438 respectively. From completion of the Company's initial public offering on March 1, 1990, the Company's securities were quoted sporadically in the Over-The-Counter (OTC) market, with relatively small volumes of actual trading. Since September 1990, the Company's Common Stock has also been sporadically quoted on the NASD Electronic Bulletin Board under the symbol "PEQM". These quotas were reported in the inter-dealer "pink sheets," and reflect inter-dealer prices without retail mark-up, mark-down or commission; are not necessarily representative of actual transactions or of the value of the Company's securities; and may not be based on any recognized technique of valuation used in the investment banking community.

     As of June 30, 1998, there were approximately 500 holders of record of the Company's then outstanding shares of Common Stock.

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


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Year Ended April 30, 1998 Compared to Year Ended April 30, 1997

     Total sales of the Company for the year ended April 30, 1998 increased by $535,105 from sales for the year ended April 30, 1997. This increase was due to a $516,796 increase (from $1,194,438 to $1,711,234) in sales of wine and food products and services as well as by a $18,308 increase (from $824,538 to $842,846) in sales of bio-technology products and services.

     Cost of goods sold increased $302,356 and the gross profit increased by $232,749 for the year April 30, 1998 as compared to the previous year. Gross profit as a percentage of revenue for 1998 increased to 32.2% compared to 29.1% for 1997.

     General and administrative expenses increased $150,103 for the year ended April 30, 1998 as compared to the previous year.

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

     On September 15, 1994 the Company borrowed $30,000 from its officer and director, George P. Cortessis. On September 15, 1994 the Company issued a promissory note to George P. Cortessis in the amount of $54,800, consolidating this borrowing and an outstanding demand note in the amount of $24,800 held by George P. Cortessis. The note bears interest at a rate of 6% per annum and is due on demand. During the fiscal years ended April 30, 1997, and 1998 principle payments to George P. Cortessis reduced to $6,800 the principle balance of this note.

     During April 1997, the company obtained an unsecured line of credit from Wells Fargo Bank of California with an allowed maximum indebtedness amount of $100,000. Borrowings from this line of credit incur interest at the rate of "Prime plus 3 percent" per annum. During June of 1998 the maximum indebtedness amount of this line of credit was increased to $250,000 and the rate of interest was reduced to "prime +1.75%" per annum. As of June 30, 1998 the principle balance on this line of credit was $0.00.

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

Summary of Statements of Operations of Process Equipment (in thousands except for per share amount)
                         Years Ended April 30th


                        1998                   1997                   1996

Sales                 $2,554                 $2,018                 $1,656

Gross Profit          $  821                 $  588                 $  510

Net Income            $  163                 $  107                 $  432

Net Income
Per Share              $.045                 $0.030                 $0.119




Summary of of Balance Sheets of Process Equipment (in thousands)


                          April 30, 1998               April 30, 1997

Working Capital                   $  780                       $  541

Total Assets                      $1,279                       $1,263

Stockholders' Equity              $  983                       $  820

<PAGE 8>

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           INDEX TO FINANCIAL STATEMENTS

                  PROCESS EQUIPMENT, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS                          Page

Report of Independent Public Accountants......................10

Consolidated Balance Sheets at April 30, 19978 and 1997....11,12

Consolidated Statements of Operations
for the Years Ended April 30, 1998, 1997 and 1996............ 13

Consolidated Statements of Cash Flow
for the Years Ended April 30, 1998, 1997 and 1996.............14

Consolidated Statements of Stockholders' Equity
for the Years Ended April 30, 1998, 1997 and 1996.............15

Notes to Consolidated Financial Statements.................16-19

<PAGE 9>

                          BAUM & COMPANY, P.A.
                      Certified Public Accountants
                    1515 University Drive - Suite 209
                      Coral Springs, Florida 33071
                             (954) 752-1712



                   INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Process Equipment, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Process Equipment, Inc. and Subsidiary as of April 30, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended April 30, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Process Equipment, Inc. and Subsidiary as of April 30, 1998 and 1997 and the results of its operations and its cash flows for the years ended April 30, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.




Coral Springs, Florida
June 8, 1998

<PAGE 10>

                  PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                         April 30, 1998 and 1997

                                    ASSETS


                                            1998                  1997

Current Assets

     Cash in Bank and on Hand         $   98,996            $  138,356
     Accounts Receivable
     (Net of allowance for doubtful
      accounts of $10,000 and $5,000
      for 1998 and 1997 respectively)    543,477               470,964
     Inventory (Note 1)                  423,480               352,575
     Prepaid Expenses                      4,470                13,040
     Deposits                              1,682                 9,341
     Total Current Assets              1,072,105               984,276

Property, Plant and Equipment
     (Net of $161,535 and $158,429 of
     of accumulated depreciation for 1998
     and 1997 respectively)               62,440                46,291
     (Notes 1 and 2)

Non-current Assets:
     Deferred Tax Asset                  144,500               232,500
     (Note 1)

Total Assets                          $1,279,045           $ 1,263,067

            See Accountant's Report and Accompanying Footnotes

<PAGE 11>

                  PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                         April 30, 1998 and 1997

                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                               1998           1997

Current Liabilities
     Notes and Lease Payable - Current
  Portion (Notes 3 and 4)                $   23,540     $   57,201

     Accounts Payable and Accrued
     Expenses                               252,675        255,735

     Customer Deposits                       15,533        129,881

          Total Current Liabilities         291,748        442,817

Long Term Liabilities
     Notes and Leases Payable
     (Notes 3 and 4)                          3,913          - 0 -

          Total Liabilities                 295,661        442,817


Stockholders' Equity
     Common Stock, Par Value $.001;
      25,000,000 Shares Authorized
      3,644,800 Issued and Outstanding        3,645          3,645

     Additional Paid in Capital           1,249,412      1,249,412

     Accumulated Deficit                   (269,673)      (432,807)

          Total Equity                      983,384        820,250

     Total Liabilities and
           Stockholders' Equity          $1,279,045    $ 1,263,067

See Accountant's Report and Accompanying Footnotes.

<PAGE 12>

                    PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            For The Years Ended April 30, 1998, 1997 and 1996


                                  1998            1997           1996

Revenues                    $2,554,081      $2,018,976      $1,653,505

Cost of Goods Sold           1,732,913       1,430,557       1,143,704

Gross Profit                   821,168         588,419         509,801

General and Administrative
  Expenses                     566,237         416,134         359,975

Net Income Before Non-recurring
  Item and Provision For       254,931         172,285         149,826
  Income Taxes

Other Income                       276             385             382

Income Before Provision Fof
  Income Taxes                 251,934         166,499         142,230

Provision for Income Taxes
  Current                         (800)           (800)           (800)
  Deferred Tax Provision       (88,000)        (58,000)        (49,500)
  Deferred Tax Benefit           - 0 -           - 0 -      $  340,000

Net Income                  $  163,134      $  107,699      $  431,930
Net Income (Loss) Per Share
  (Note 1)                  $   0.0448      $   0.0296      $   0.1185

            See Accountant's Report and Accompanying Footnotes

<PAGE 13>

                     PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended April 30, 1998, 1997 and 1996


                                        1998             1997            1996
Cash Flow from Operational
  Activities:
  Net Income                       $  163,134       $ 107,699          431,930
  Adjustments to Reconcile
  Net Income to Net Cash Used
  for Operating Activities:
  Depreciation and Amortization         9,517          11,803           14,489
                                      172,651         119,502          446,419
Changes in Assets and Liabilities
  (Increase) Decrease in Accounts
     Receivable                       (72,513)       (179,910)        (154,353)
 (Increase) Decrease in
Inventory                              70,905          69,002         (112,263)
(Increase) Decrease in Prepaid
     Expenses                           8,570         (11,658)          11,406
(Increase) Decrease in Deferred
     Tax Asset                         88,000          58,000         (290,500)
(Increase) Decrease in
Deposits                                7,659           - 0 -            7,771
Increase (Decrease) in Notes
     Payable                          (29,748)        (69,604)          (3,469)
Increase (Decrease) in Accounts
     Payable and Accrued Expenses     ( 3,060)         88,624           62,841
Increase (Decrease)
in Customer
     Deposits                        (114,348)        (50,661)         100,753

Net Cash (Used) Provided by
Operational Activities                (13,694)         23,295           68,605

Cash Flows from Investing Activities:
  Acquisition of Fixed Assets         (25,666)         (6,483)          (1,900)

Net Increase (Decrease) in Cash       (39,360)         16,812           66,705

Cash - Beginning                      138,356         121,544           54,839

Cash - Ending                       $  98,996       $ 138,356        $ 121,544

            See Accountant's Report and Accompanying Footnotes

<PAGE 14>


                 PROCESS EQUIPMENT, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             For the Years Ended April 30, 1998, 1997 and 1994


                            Common Stock         Paid In    Accumulated
                          Shares     Amount      Capital     (Deficit)



Balance April 30, 1996   3,644,800     3,645    1,249,412     (540,506)

Net Income                                                     107,699

Balance April 30, 1997   3,644,800    $3,645   $1,249,412   $ (432,807)

Net Income                                                     163,134

Balance April 30, 1998   3,644,800    $3,645   $1,249,412   $ (269,673)

            See Accountant's Report and Accompanying Footnotes

<PAGE 15>

                      PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED APRIL 30, 1998, 1997, AND 1996

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

Income Taxes
  The Company has elected to be taxed under Subchapter C of the Internal Revenue Code. For income tax purposes, depreciation is computed using the accelerated cost recovery method and the modified accelerated cost recovery system. The Company has federal net operating loss carry forwards, of approximately $630,000 which expire in the year 2,008. The Company also has California net operating loss carry forwards of approximately $125,000 which expire in the year 2010.

  Under FASB 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the Financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Application of FASB 109 requires an allowance be recognized if there is a question as to the company's ability to use any and or all of the future tax loss benefits. For presentation of the current comparative financial statements it has been deemed appropriate to fully recognize this benefit for each year presented.

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

Earnings/Loss Per Share
  Primary earnings per common share are computed by dividing the net income
  (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of shares used for the fiscal years ended April 30, 1998 was 3,644,800, the same number as for the fiscal years ended April 30, 1997 and April 30, 1996.

<PAGE 17>

                  PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED APRIL 30, 1998, 1997, AND 1996

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

NOTE 2 - PROPERTY, PLANT and EQUIPMENT

                                         1998          1997           1996

     Transportation Equipment       $  41,514     $  34,691      $  34,691
     Office Equipment                 104,150        96,950        114,408
     Shop Equipment                    37.237        36,675        185,695
     Leasehold Improvement             41,074        36,404         36,404

     Total                            223,975       204,720        371,198
     Less:  Accumulated Depreciation  161,535       158,429        319,586
         Net Fixed Assets           $  62,440     $  46,291      $  51,612

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

     Rent expense amounted to $72,666, $61,819, and $64,450 for the years ended April 30, 1998, 1997 and 1996, respectively.

  Future Minimum Lease Payments
     Future minimum lease payments for capital and operating leases at April 30, 1998 are:

Years Ending                      Capital        Operating
April 30                           Lease             Lease         Total

1999                             $   134          $ 15,199      $ 15,333

Total Minimum Payments           $   134          $ 15,199      $ 15,333

<PAGE 17>

                     PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED APRIL 30, 1998, 1997, AND 1996


NOTE 4 - NOTES AND LEASES PAYABLE

     Note payable consist of the following:
                                                    1998          1997

     Leases Payable (See Note 3)                 $   134       $   401

     Notes Payable - Stockholders
     Unsecured Notes payable due on demand with
     interest payable at a rate of 6%.            16,800        56,800

     Note Payable - Transportation Equipment
     Installment loan bearing interest at 1.9%
     per annum with monthly payments of $563.
     Secured by Equipment                         10,519         - 0 -

     Total                                      $ 27,453      $ 57,201
     Less: Current Portion                        23,540        57,201
     Long-Term Liabilities                      $  3,913      $  - 0 -

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

     Year ended April 30,              1998         1997        1996

     Taxes Paid                     $   800      $   800     $   800

     Interest Paid                  $ 3,273      $ 6,171     $ 7,978



NOTE 6- CERTAIN TRANSACTIONS WITH MANAGEMENT

     On September 15, 1994, the Company borrowed $70,000 from Peter G. Cortessis, a shareholder, who is also the father of George P. Cortessis. The Company issued an unsecured promissory note for $70,000 bearing 6% interest per annum to Peter G. Cortessis. During the fiscal year ended April 30, 1997 principle payments in the amount of $60,000 were made by the company for partial retirement of this note. On April 30, 1998 the remaining principle owed by the company on this note was $10,000.

     On September 15, 1994, the Company borrowed $30,000 from its officer and director, George P. Cortessis. On September 15, 1994 the Company issued an unsecured promissory note to George P. Cortessis in the amount of $54,800, consolidating this borrowing and an outstanding demand note in the amount of $24,800 held by George P. Cortessis. The note bears interest at a rate of 6% per annum and is due on demand. During the fiscal year ended April 30, 1997 principle payments in the amount of $8,000 were made by the company for partial retirement of this note. During the fiscal year ended April 30, 1998 principle payments in the amount of $ 40,000 were made by the company for partial retirement of this note. On April 30, 1998 the remaining principle owed by the company on this note was $ 6,800.


NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION


     Year ended April 30,         1998             1997             1996

     Taxes Paid                $   800          $   800          $   800

     Interest Paid             $ 3,273          $ 6,171          $ 7,978

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


Name                        Age                      Position

George P. Cortessis          37                      Secretary, Treasurer
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

  Mr. Cortessis graduated from the University of California - Berkeley in 1983 with a Bachelor of Science Degree in Chemical Engineering.

<PAGE 20>

ITEM 11. EXECUTIVE COMPENSATION

  During the three fiscal years ending April 30, 1996, 1997 & 1998 Mr. Cortessis each received the following salaries.


  Summary of Compensation Table



Name and Principal                    1998           1997           1996
Position                            Salary         Salary         Salary


George P. Cortessis                $33,000        $33,000        $33,000
     Secretary and
     Treasurer


  In addition to the cash compensation shown above, executive officers of the Company may receive indirect compensation in the form of perquisites and other personal benefits. For each named officer, such indirect compensation did not exceed 10% of the officer's salary for any year shown above.

  During the fiscal year ended April 30, 1998 an expense accrual in the amount of $ 30,000 was made to reflect the possible payment of a compensation bonus of like amount payable to Mr. Cortessis if certain revenue and profitability goals for the company are met in fiscal 1999.

<PAGE 21>

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth the number and percentage of the Company's shares owned beneficially by its executive officers and directors and by other persons known to own beneficially 5% or more of the shares as of July 20, 1998.



                          Number of            Percentage
                          Shares               of Shares
Name                      Owned (a)            Outstanding

George P. Cortessis       834,257               22.9%
26569 Corporate Avenue
Hayward, CA 94545

Peter G. Cortessis        264,552                7.3%
26569 Corporate Avenue
Hayward, CA 94545

Paul E. Cahalen           196,000                5.4%
2001 Omega Court, Suite 207-D
San Ramon, CA  94583

All present officers      834,257               22.9%
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

<PAGE 23>

  On September 15, 1994, the Company issued an unsecured $70,000 promissory note bearing 6% per annum interest and payable upon demand to Peter G. Cortessis in return for the loan of $70,000 to the Company. The principle balance this note was $10,000 on June 30, 1998.

  On September 15, 1994, the Company issued an unsecured $54,800 promissory note bearing 6% per annum interest and payable to George P. Cortessis in return for the loan of $30,000 to the company and to consolidate the remaining principle and interest owed by the Company to Mr. George Cortessis. The principle balance of this note was $ 6,800 on July 30, 1998.

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


                                                      Dated: July 29, 1998


  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature
Title                                                                  Date


   ____________________
  George  P.  Cortessis

Secretary, Treasurer                                          July 29, 1998
and Director

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