Form 10-Q
period 1998-07-31
PROCESS EQUIPMENT INC
filed 1998-09-25
CIK 857073

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

           Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
              For the quarterly period ended July 31, 1998

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

Class                                   Outstanding as of
July 31, 1998
Common Stock, $.001 par value           3,644,800.

<Page 1>


PART I          FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

PROCESS EQUIPMENT, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS                           Page

Consolidated Balance Sheets
at July 31, 1998 and April 30, 1998................................. 3

Consolidated Statements of Operations
for the Three Months Ended July 31, 1998 and
July 31, 1997....................................................... 4

Consolidated Statements of Cash Flow
for the Three Months Ended July 31, 1998
July 31, 1997....................................................... 5

Consolidated Statements of Stockholders' Equity
for the Three Months Ended July 31, 1998............................ 6

Notes to Consolidated Financial Statements.......................... 7

<Page 2>

                    PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       July 31, 1998 and  April 30, 1998
                                  (Unaudited)

                                  Assets

                                           July 31,             April 30,
                                              1998                  1998
Current Assets
     Cash                                 $ 58,145              $ 98,996
     Accounts Receivable - Trade (less
     $10,000 Reserve for Bad Debts)        704,488               543,477
     Inventory (Note 1)                    698,959               423,480
     Prepaid Expenses                          375                 4,470
     Deposit                                   776                 1,682

Total Current Assets                     1,462,743             1,072,105

Property, Plant and Equipment
(Notes 1 and 3)                             58,415                62,440

Non-Current Assets:
Deffered Tax Asset                         118,068               144,500

Total Assets                            $1,639,226            $1,279,045

Liabilities and Stockholders' Equity

Current Liabilities
Notes and Lease payable - current
portion (Notes 5 and 6)                   $ 24,537              $ 23,540
Accounts Payable and Accrued
Expenses                                   579,027               252,675
Customer Deposits (Note 1)                   1,503                15,533
     Total Current Liabilities             605,067               291,748
Long Term Liabilities
Notes and Leases payable
    (Notes 5 and 6)                          1,689                 3,913

Total Liabilities                          606,756               295,661

Stockholders' Equity
Common Stock, par value $.001;
5,000,000 shares authorized,
3,644,800 issued and outstanding             3,645                 3,645
Additional Paid in Capital               1,249,412             1,249,412
Accumulated Deficit                      ( 220,588)            ( 269,673)
         Total Equity                    1,032,470               983,384

Total Liabilities and
Stockholders' Equity                    $1,639,226            $1,279,045

          See Accompanying Footnotes

<Page 3>

                     PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Three Months Ended July 31, 1998 and 1997
                                 (Unaudited)

                             July 31,                    July 31,
                                1998                        1997
Sales                        782,393                   $ 701,467
  Commissions                      0                           0
Total Revenue                782,393                     701,467

Cost of Goods Sold           569,402                     442,295

Gross Profit                 212,991                     259,172

Selling, General and
Administrative Expenses      136,757                     178,568

Income from Operations        76,234                      80,603

Other Income and (Expense)
Other Income                     419                          92
Interest Expense              (1,141)                    ( 1,300)
Non-recurring Expense:
Obsolete Inventory Write Off       0                     (15,980)

Income Before Income Taxes    75,512                      63,416

Provision for Income Taxes
Current                            0                        (800)
Deffered Tax Provision       (26,432)                    (21,396)

Net Income                $   49,080                  $   40,420

Net Income Per Share           $0.01                       $0.01

         See Accompanying Footnotes

<Page 4>

                     PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                   For the Three Months Ended July 31, 1998
                               (Unaudited)

                                                           July 31,
                                                              1998
Cash Flow from Operational Activities:
Net Income                                                $ 49,080
Adjustments to Reconcile
Net Income to Net Cash Used
for Operating Activities:
Depreciation and Amortization                                2,804
                                                            51,884

Changes in Assets and Liabilities:
Increase in Accounts Receivable                           (161,011)
Increase in Inventory                                     (275,479)
Decrease in Prepaid Expenses                                 4,095
Increse in Deffered Tax Asset                               26,432
Decrease in Deposits                                           906
Increase in Accts Payable and
Accrued Expenses                                           326,352
Decrease in Customer Deposits                              (14,030)
                                                           (92,735)

Net Cash Flow from Operational Activities                  (40,851)

Cash Flows from Investing Activities:
   Increase in fixed assets                                      0

Cash Flows from Financing Activities:
   Interest paid                                                 0

Net Decrease in Cash                                        40,851

Cash - Beginning                                            98,996

Cash - Ending                                             $ 58,145

See Accompanying Footnotes

<Page 5>

                  PROCESS EQUIPMENT, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Three Months Ended July 31, 1998
                             (Unaudited)

                                             Additional         Retained
                      Common Stock            Paid In           Earnings
                    Shares       Amount       Capital           (Deficit)



Balance April 30,
1998                3,644,800    $ 3,645      $1,249,412         $(269,673)

Net Income                                                          49,080

Balance July 31,
1998                3,644,800    $ 3,645      $1,249,412         $(220,588)

See Accompanying Footnotes

<Page 6>

                 PROCESS EQUIPMENT, INC. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          For the Three Months Ended July 31, 1998 (Unaudited)

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

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month period ended July 31, 1998 are not necessarily indicative of the results that may be expected for the year ending April 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1998.

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

Income Taxes

The Company has elected to be taxed under Subchapter C of the Internal Revenue Code. For income tax purposes, depreciation is computed using the accelerated cost recovery method and the modified accelerated cost recovery system. The Company has federal net operating loss carry forwards, of approximately $98,390 which expire in the year 2,008. The Company also has California net operating loss carry forwards of approximately $19,678 which expire in the year 2010.

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


<Page 7>

                   PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           For the Three Months Ended July 31, 1998 (Unaudited)

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiary. The consolidation was treated as a reverse acquisition.

Earnings/Loss Per Share
Primary earnings per common share are computed by dividing the net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the three months ended July 31, 1998 and July 31, 1997.

Customer Deposits
The Company collects deposits from various customers for custom designed equipment and for certain large orders. The deposits are collected while the equipment is being designed and manufactured and are shown as a liability when collected. These funds become revenues when the equipment is completed and shipped to the customer.

Note 2 - Vendor Deposits

The Company may have funds deposited with foreign vendors for imported equipment sales.

Note 3 - Property, Plant and Equipment

Transportation Equipment                         $ 41,514
Office Equipment                                  104,150
Shop Equipment                                     37,237
Leasehold Improvement                              41,074

Total                                            $223,975
Less:  Accumulated Depreciation                   165,560
                                                 $ 58,415

Note 5 - Leasing Arrangements

Capital Lease
The Company leases certain equipment under a noncancellable capital lease that expires September, 1997. Assets recorded under this lease as of July 31, 1998 consist of the following:

Equipment                                          $  4,811
Less accumulated amortization                         4,811
                                                   $      0

<Page 8>

          PROCESS EQUIPMENT, INC. AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    For the Three Months Ended July 31, 1998 (Unaudited)

Operating Lease
The Company conducts its operations from facilities that are leased under a five year lease ending September, 2003. The lease calls for monthly rent payments commencing September, 1998 of $5,509.67 per month plus common area maintenance charges which includes a pro-rata share of real property taxes.

Rent expense amounted to $ 17,646 and $23,701 for the three months ended July 31, 1998 and July 31, 1997, respectively.

Future Minimum Lease Payments
Future minimum lease payments for operating lease at July 31, 1998 are:

Years Ending                       Operating
April 30,                            Lease
1999                                 48,747
2000                                 66,116
2001                                 66,116
2002                                 66,116
2003                                 66,116
2004                                 22,039

Total Minimum Payments              335,250

Note 6 - Notes and Leases Payable

Notes and Leases payable consists of the following:

Leases Payable (See Note 5)                   $    -0-

Notes Payable Stockholders
Unsecured notes payable due on demand
with interest payable at a rate of 6%.        $ 16,800

Total Liabilities                             $ 16,800
Current Portion                               $ 16,800
                                              $    -0-

<Page 9>

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

Three Months Ended July 31, 1998 Compared to Three Months Ended July 31, 1997

Total sales of the Company for the three months ended July 31, 1998 increased by $80,926 from sales for the three month period ended July 31, 1997.
Cost of goods sold increased $127,107 and the gross profit decreased by $46,181 for the three month period ended July 31, 1998 as compared to the three month period ended July 31, 1997.
General and administrative expenses decreased by $41,811 for the three month period ended July 31, 1998 as compared to the three month period ended
July 31, 1997. The net effect of the decreases in gross profits and decreases in general and administrative expenses led to a net profit of $49,080 for the most recent period compared to a net profit of $40,420 for the year earlier period.


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

<Page 10>