Form 10-Q
period 1998-10-31
PROCESS EQUIPMENT INC
filed 1998-12-17
CIK 857073

---------------------------------------------------------------
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                        ___________________

                             FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

            For the quarterly period ended October 31, 1998

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

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

Class		                            				Outstanding as of
                                       October 31, 1998

Common Stock, $.001 par value			            3,644,800.

<PAGE 1>

                          PART I	FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                     PROCESS EQUIPMENT, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS                           Page

Consolidated Balance Sheets
at October 31, 1998 and April 30, 1998........................ 3

Consolidated Statements of Operations
for the Six Months Ended October 31, 1998 and
October 31, 1997.............................................. 4

Consolidated Statements of Operations
for the Three Months Ended October 31, 1998 and
October 31, 1997.............................................. 5

Consolidated Statements of Cash Flow
for the Six Months Ended October 31, 1998..................... 6

Consolidated Statements of Stockholders' Equity
for the Six Months Ended October 31, 1998..................... 7

Notes to Consolidated Financial Statements.................... 8-11

<PAGE 2>

               	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                     	CONSOLIDATED BALANCE SHEETS
                 	October 31, 1998 and  April 30, 1998
                               (Unaudited)

                   	             Assets
                                               October 31,      April 30,
                                                     1998	        1998
Current Assets
     Cash					                               		$  263,845	     $  98,996
     Accounts Receivable - Trade (less
     $10,000 Reserve for Bad Debts)	              416,241        543,477
     Inventory (Note 1)	                          578,074        423,480
     Prepaid Expenses					                            250          4,470
     Vendor Deposits (Note 2)				                       0          1,682

     Total Current Assets	                  			 1,258,410	     1,072,105

Property, Plant and Equipment
(Notes 1 and 3)		                		                55,433		       62,440

Non-Current Assets:
     Deferred Tax Asset (Note 1)                  113,370        144,500

Total Assets                                  $ 1,427,213    $ 1,279,045

	                 Liabilities and Stockholders' Equity

Current Liabilities
      Notes and Lease payable - current
      portion (Notes 5 and 6)		               $    17,738    $    23,540
      Accounts Payable and Accrued
      Expenses                                    310,662        252,675
      Customer Deposits (Note 1)                   16,582         15,533
      Total Current Liabilities                   344,982        291,748
Long Term Liabilities
      Notes and Leases payable
      (Notes 5 and 6)				                	              0          3,913

      Total Liabilities                           344,982        295,661

Stockholders' Equity
      Common Stock, par value $.001;
      25,000,000 shares authorized,
      3,644,800 issued and outstanding              3,645          3,645
      Additional Paid in Capital                1,249,412      1,249,412
      Accumulated Deficit                        (170,826)      (269,673)
          Total Equity                          1,082,232        983,384

Total Liabilities and
      Stockholders' Equity                  $   1,427,213   $  1,279,045

                          See Accompanying Footnotes

<PAGE 3>

                 	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                  	CONSOLIDATED STATEMENTS OF OPERATIONS
            	For the Six Months Ended October 31, 1998 and 1997
                                (Unaudited)

                                                 October 31,	    October 31,
                                                       1998			         1997

Sales	                                         $  1,547,590     $  1,381,056
  Commissions		                        			                0                0
Total Revenue					                                1,547,590        1,381,056
Cost of Goods Sold	                    			        1,119,937          959,421

Gross Profit		                         			          427,653          421,635

Selling, General and Administrative
Expenses	                            					          267,482          275,265

Income from Operations			                           160,171          146,370

Other Income and (Expense)
Other Income                                          3,849                2
Interest Expense                                     (1,350)          (2,915)
Prior Period Write-Offs                             (10,606)          (7,734)

Income Before Income Taxes                          154,064          135,723

Provision for Income Taxes
     Current Income Taxes                            11,163              800
     Deferred Tax Provision                          42,059           46,703

Net Income 	              			                    $   98,842         $ 88,220

Net Income Per Share		                           $     0.03 	       $   0.02

       	               See Accompanying Footnotes

<PAGE 4>

                        	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                         	CONSOLIDATED STATEMENTS OF OPERATIONS
                  	For the Three Months Ended October 31, 1998 and 1997
                                    (Unaudited)

                                                 October 31,	    October 31,
                                                       1998			         1997

Sales	                                           $  765,197       $  679,589
    Commissions                                           0                0
Total Revenue			                                    765,197		        679,589

Cost of Goods Sold                            		    550,257		        517,126

Gross Profit					                                   214,940          162,463

Selling, General and Administrative
Expenses						                                      130,725           96,696

Income from Operations			                            84,215           65,767

Other Income and (Expense)
Other Income                                          3,430                0
Interest Expense				                                   (209)          (1,704)
Prior Period Write-Offs           	                 (10,606)           8,246

Income Before Income Taxes		                         76,830           72,307

Provision for Income Taxes
     Current Income Taxes                             4,458                0
     Deferred Tax Provision                          22,610           25,307

Net Income 				                                   $  49,762       $   47,000

Net Income Per Share		                            $    0.01       $     0.01

          	                     See Accompanying Footnotes

<PAGE 5>

                    PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                   For the Six Months Ended October 31, 1998
                                  (Unaudited)

                                                            October 31,
                                                                  1998
Cash Flow from Operational Activities:

Net Income			                                          			   $  98,842
Adjustments to Reconcile
Net Income to Net Cash Used
for Operating Activities:
Depreciation and Amortization	                          		       7,012
                                                               105,854

Changes in Assets and Liabilities:
Decrease in Accounts Receivable	                               127,236
Increase in Inventory				                                     (154,594)
Decrease in Prepaid Expenses			                                  4,220
Increase in Deferred Tax Asset                                  31,130
Decrease in Vendor Deposits				                                  1,682
Decrease in Notes Payable                                       (9,715)
Increase in Accts Payable and
Accrued Expenses					                                           57,987
Increase in Customer Deposits			                                 1,049
                                                                58,995

Net Cash Flow from Operational Activities	                     164,849

Net Increase in Cash					                                      164,849

Cash - Beginning						                                          98,996

Cash - Ending							                                        $  263,845

                         	See Accompanying Footnotes

<PAGE 6>

                     	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                 	CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the Six Months Ended October 31, 1998
                                  (Unaudited)

                                                  Additional      Retained
       	                   Common Stock            Paid In        Earnings
                        Shares         Amount       Capital       (Deficit)

Balance April 30, 1998  3,644,800     $ 3,645	    $1,249,412     $(269,673)

Net Income                                                          98,842

Balance Oct. 31, 1998   3,644,800     $ 3,645     $1,249,412     $(170,831)

                              	See Accompanying Footnotes

<PAGE 7>

                        	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                      	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               	For the Six Months Ended October 31, 1998 (Unaudited)

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

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six month period ended October 31, 1998 are not necessarily indicative of the results that may be expected for the year ending April 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1998.

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

Income Taxes
The Company has elected to be taxed under Subchapter C of the Internal Revenue Code. For income tax purposes, depreciation is computed using the accelerated cost recovery method and the modified accelerated cost recovery system. The Company has federal net operating loss carry forwards, of approximately $ 113,370 which expire in the year 2,008.


Under FASB 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the Financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Application of FASB 109 requires an allowance be recognized if there is a question as to the company's ability to use any or all of the future tax loss benefits. For presentation of the current comparative financial statement it has been deemed appropriate to fully recognize this benefit for each year presented.

<PAGE 8>

                   	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                  	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  	For the Six Months Ended October 31, 1998
                                   (Unaudited)

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiary. The consolidation was treated as a reverse acquisition.

Earnings/Loss Per Share
Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the three months ended October 31, 1998 and October 31, 1997.

Customer Deposits
The Company collects deposits from various customers for custom 	designed
equipment and for certain large orders. The deposits are 	collected while
the equipment is being designed and manufactured and are shown as a liability when collected. These funds become revenues when the equipment is completed and shipped to the customer.

Note 2 - Vendor Deposits
The Company has funds deposited with foreign vendors for imported equipment sales.

Note 3 - Property, Plant and Equipment

Transportation Equipment				                   $  42,114
Office Equipment					                            104,592
Shop Equipment						                              37,237
Leasehold Improvement				                         41,074

Total							                                   $ 225,017
Less:  Accumulated Depreciation		                169,584

                                               $  55,433
<PAGE 9>

                  	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          	For the Three Months Ended October 31, 1998 (Unaudited)

Operating Lease
The Company conducts its operations from facilities that are leased 	under
a five year lease ending September, 2003. The lease calls for monthly rent payments commencing September, 1998 of $5,509.67 per month plus common area maintenance charges which includes a pro-rata share of real property taxes.

Rent expense amounted to $ 23,189 and $ 10,793 for the three months ended October 31, 1998 and October 31, 1997 respectively.

Future Minimum Lease Payments
Future minimum lease payments for capital and operating leases at July 31, 1998 are:

Years Ending
April 30,  			            Operating Lease
1999                           33,189
2000                           66,116
2001                           66,116
2002                           66,116
2003                           66,116
2004                           22,039

Total Minimum Payments        315,811

Note 6 - Notes and Leases Payable

Notes and Leases payable consists of the following:

Leases Payable (See Note 5)			      $      0

Notes Payable Stockholders
Unsecured notes payable due on demand with
interest payable at a rate of 6%.			          $ 10,000

Total Liabilities				                      		 $ 10,000
Current Portion						                         $ 10,000

<PAGE 10>

                    Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

Three Months Ended October 31, 1998 Compared to Three Months Ended October 31, 1997
Total sales of the Company for the three months ended October 31, 1998 increased by $ 85,608 from sales for the three month period ended October 31, 1997.
Cost of goods sold increased $ 33,131 and gross profits increased by $ 52,477 for the three month period ended October 31, 1998 as compared to the three month period ended October 31, 1997. The gross profit increase was due to the increase in sales volume as well as increase in gross margins 28.1% compared to 24% for the same period of the prior year.
General and administrative expenses increased by $ 34,029 for the three month period ended October 31, 1998 as compared to the three month period ended October 31, 1997. The net effect of the increase in gross profits and increase in general and administrative expenses led to a net profit of $ 49,762 for the most recent period compared to a net profit of $47,000 for the year earlier period.


Six Months Ended October 31, 1998 Compared to Six Months Ended October 31,
1997
Total sales of the Company for the six months ended October 31, 1998 increased by $ 166,534 from sales for the six month period ended October 31, 1997.
Cost of goods sold increased by $ 160,516 and gross profit increased by $ 6,018 for the six month period ended October 31, 1998 as compared to the six month period ended October 31, 1997. This gross profit increase was due to the increase in sales volume, as gross margins decreased somewhat to 27.6% from 30% for the same period of the prior year.
General and administrative expenses decreased by $ 7,783 for the six month period ended October 31, 1998 as compared to the six month period ended October 31, 1997. The net effect of the increase in gross profits and decrease in general and administrative expenses led to a net profit of $ 98,842 for the six months ended October 31, 1998 compared to a net profit of $ 88,220 for the six month period ended October 31, 1997.

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