Form 10-Q
period 1999-01-31
PROCESS EQUIPMENT INC
filed 1999-03-24
CIK 857073

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-Q

          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended January 31, 1999

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

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

Class					                           Outstanding as of
                                     January 31, 1999

Common Stock, $.001 par value			            3,644,800.

<PAGE 1>

PART I	FINANCIAL INFORMATION

ITEM #1.   FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

PROCESS EQUIPMENT, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS                           Page

Consolidated Balance Sheets
at January 31, 1999 and April 30, 1998....................... 3

Consolidated Statements of Operations
for the Three Months Ended January 31, 1999
and January 31, 1998......................................... 4

Consolidated Statements of Operations
for the Nine Months Ended January 31, 1999
and January 31, 1998......................................... 5

Consolidated Statements of Cash Flow
for the Nine Months Ended January 31, 1999....................6

Consolidated Statements of Stockholders' Equity
for the Nine Months Ended January 31, 1999....................7

Notes to Consolidated Financial Statements.................8-10

ITEM #2 MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations........................................11

Liquidity and Capital Resources..............................12

ITEM #3 SIGNATURES...........................................13

<PAGE 2>


                       	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                           	CONSOLIDATED BALANCE SHEETS
                       	January 31, 1999 and  April 30, 1998
                                     (Unaudited)

                            	Assets
                                       January 31,     April 30,
                                             1999          1998
Current Assets
    Cash                                 $ 387,617    $  98,996
    Accounts Receivable -Trade
   (less $10,000 Reserve for Bad Debts     268,571      543,477
    Inventory (Note 1)                     515,335      423,480
    Prepaid Expenses                         7,530        4,470
    Vendor Deposits (Note 2)                     0        1,682

Total Current Assets                     1,179,053    1,072,105

Property, Plant and Equipment
(Notes 1 and 3)                             64,136       62,440
Non-Current Assets:
Deferred Tax Asset                          83,602      144,500

Total Assets	 	                          1,326,791    1,279,045

	Liabilities and Stockholders' Equity

Current Liabilities
Notes and Lease payable - current
portion (Notes 5 and 6)			                $  6,049       23,540
Accounts Payable and Accrued               195,427      252,675
Expenses
Customer Deposits (Note 1)                  14,371       15,533
   Total Current Liabilities               215,847      291,748

Long Term Liabilities
Notes and Leases payable                         0        3,913
    (Notes 5 and 6)

Total Liabilities                          215,847      295,661

Stockholders' Equity
Common Stock, par value $.001;
25,000,000 shares authorized
3,644,800 issued and outstanding             3,645        3,645
Additional Paid in Capital               1,249,412    1,249,412
Accumulated Deficit                      ( 131,185)    (269,673)
          Total Equity                   1,121,873      983,384
Total Liabilities and
Stockholders' Equity                   $ 1,337,719  $ 1,279,045

	See Accompanying Footnotes

<PAGE 3>

                     	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
	                     CONSOLIDATED STATEMENTS OF OPERATIONS
	                  For the Three Months Ended January 31, 1999
                            and January 31, 1998
                                   (Unaudited)

                                              January 31,       January 31,
                                                    1999             	1998

Total Revenues: Sales	                 	         575,226           663,773
Cost of Goods Sold	                              370,096           463,529
Gross Profit					                                205,131           200,244

Selling, General and Administrative
Expenses					 	                                  149,893           157,665
Income (Loss) from	Operations	                    55,538            42,579

Other Income and (Expense)
Other Income Interest                              4,170                25
Interest Expense				                                 (87)             (962)
Gain (Loss) on Asset Disposal		                        0               (83)

Income (Loss) Before
Income Taxes                                      59,621            41,675
Provision for Income Taxes
Current                                           (3,910)             (800)
Deferred Tax Provision                           (18,839)          (14,586)

Net Income              	                       $ 36,746          $ 26,289


Net Income Per Share                            $  .0101          $  .0072

See Accompanying Footnotes

<PAGE 4>

                       	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
	                       CONSOLIDATED STATEMENTS OF OPERATIONS
	                     For the Nine Months Ended January 31, 1999
                                and January 31, 1998
                                     (Unaudited)

                                                     January 31,	  January 31,
                                                           1999		        1998

Total Revenues: Sales                               $ 2,122,237    $2,038,173

Cost of Goods Sold			                                 1,480,891     1,395,493
Gross Profit					                                       641,347       642,680

Selling, General and Administrative
Expenses						                                          433,648       432,930

Income from Operations	                                 207,698       209,750
Other Income and (Expense)
Other Income                                              5,040            23
Interest Expense				                                     (1,386)       (3,876)
Gain (Loss) on Asset Disposal		                           3,102        (7,650)

Income Before Income Taxes                              214,454       197,400
Provision for Income Taxes
Current                                                 (15,073)         (800)
Deferred Tax Provision                                  (60,898)      (72,992)


Net Income      				                                  $ 138,483     $  124,408

Net Income Per Share		                                $   .0379     $    .0341

	See Accompanying Footnotes

<PAGE 5>

                  	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
	                   CONSOLIDATED STATEMENTS OF CASH FLOW
	                For the Nine Months Ended January 31, 1999
                                   (Unaudited)

                                                                 January 31,
                                                                       1999
Cash Flow from Operational Activities:
Net Income (Loss)                                                $  138,483
Adjustments to Reconcile
Net Income to Net Cash Used
for Operating Activities:
Depreciation and Amortization                                        10,158
                                                                    148,641

Changes in Assets and Liabilities:
Decrease in Accounts Receivable		                                   274,906
Increase in Inventory		                                             (91,855)
Increase in Prepaid Expenses                                         (3,060)
Decrease in Deferred Tax Asset                                       60,898
Increase in Actual Tax                                              (15,073)
Increase in Vendor Deposits                                           1,682
Decrease in Notes Payable                                            (17,491)
Decrease in Accounts Payable and Accrued Expenses                   (57,248)
Increase in Customer Deposits                                         1,162

Net Cash Flow from Operational Activities                           282,246

Cash Flows from Investing Activities:
Increase in Fixed Assets                                             13,978
Increase from Sale of Asset                                           3,102
Increase from Interest Income                                         4,501
Cash Flows from Financing Activities:
   Principal Payments on Notes and Leases Payable                         0

Net Increase in Cash					                                           288,621

Cash - Beginning                                                  $  98,996

Cash - Ending                                                     $ 387,617

	See and Accompanying Footnotes

<PAGE 6>

                     	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
	                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	                  For the Nine Months Ended January 31, 1999
                                  (Unaudited)

                                             Additional       Retained
                           Common Stock        Paid In	       Earnings
                        Shares     Amount       Capital       (Deficit)

Balance April 30, 1998 3,644,800   $ 3,645	   $1,249,412      $(269,677)

Net Income                                                      138,483

Balance
    January 31, 1999   3,644,800   $ 3,645	   $1,249,412      $(131,185)

	See Accompanying Footnotes


<PAGE 7>

                    	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
	                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	              For the Nine Months Ended January 31, 1999 (Unaudited)

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

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine month period ended January 31, 1999 are not necessarily indicative of the results that may be expected for the year ending April 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1998.

Fixed Assets
Fixed Assets are stated at cost and depreciated over their estimated allowable useful lives (5 to 31.5 years), utilizing both the straight-line and declining balance methods. Expenditures for major renewals and betterment's that extend the useful lives of fixed assets are capitalized. Expenditures for maintenance and ordinary repairs are charged to expense as incurred.

Inventory
Inventory is stated at the lower of cost or market determined on the First-in, First-out basis.

Income Taxes
The Company has elected to be taxed under Subchapter C of the Internal Revenue Code. For income tax purposes, depreciation is computed using the accelerated cost recovery method and the modified accelerated cost recovery system. The Company has federal net operating loss carry forwards, of approximately $ 83,602 which expire in the year 2008.

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

<PAGE 8>

                      	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
	                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	               For the Nine Months Ended January 31, 1999 (Unaudited)

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and it's subsidiary. The consolidation was treated as a reverse acquisition.

Earnings Per Share
Primary earnings per common share are computed by dividing the net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the three months ended January 31, 1999 and January 31, 1998.

Customer Deposits
The Company collects deposits from various customers for custom designed equipment and for certain large orders. The deposits are collected while the equipment is being designed and manufactured and are shown as a liability when collected. These funds become revenues when the equipment is completed and shipped to the customer.

Note 2 - Vendor Deposits

The Company has, from time to time, funds deposited with foreign and/or domestic vendors as pre-payments for purchased equipment.

Note 3 - Property, Plant and Equipment

Transportation Equipment				              $ 55,592
Office Equipment				                     	 104,592
Shop Equipment						                        37,237
Leasehold Improvement				                   36,404

Total                              							$233,825
Less:  Accumulated Depreciation		          174,359

                                          $ 59,466
<PAGE 9>

             	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
	           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	           For the Nine Months Ended January 31, 1998 (Unaudited)

Operating Lease
The Company conducts its operations from facilities that are leased under a five year lease ending Septmeber, 2003. The lease calls for monthly rent payments commencing September, 1998 of $5,509.67 per month plus common area maintenance charges which includes a pro-rata share of real property taxes.

Rent expense amounted to $59,299 and $51,245 for the nine months ended January 31, 1999 and January 31, 1998 respectively.

Future Minimum Lease Payments
Future minimum lease payments for capital and operating leases at January 31, 1999 are:

Years Ending				             Operating
April 31					                 Lease
1999                          16,595
2000                          66,116
2001                          66,116
2002                          66,116
2003                          66,116
2004                          22,039


Total Minimum Payments       303,098


Note 6 - Notes and Leases Payable

Notes Payable (Truck purchase of
11/29/97 24 months @ 1.9% per annum)			 $  6,049


Total Liabilities			           			         6,049
Current Portion					                       6,049

Long term Liabilities					              $      0

<PAGE 10>

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

Three Months Ended January 31, 1999 Compared to Three Months Ended January 31, 1998

Total sales of the Company for the three months ended January 31, 1999 decreased by $88,547 from sales for the three month period ended
January 31, 1998.
Cost of goods sold decreased by $ 93,433 and the gross profit increased by $ 4,887 for the three month period ended January 31, 1999 as compared to the three month period ended January 31, 1998. Gross profit margin for the three month period ended January 31, 1999 was 35.6%. This result represents a significant increase from the company's prior year quarterly period margin of 30.2%.
General and administrative expenses decreased by $7,772 for the three month period ended January 31, 1999 as compared to the three month period ended January 31, 1998. This decrease was due in large part to decreases in employee headcount.
Despite the decrease in revenues for the three month period, the Company realized a net profit of $ 36,745 for the fiscal quarter ended January 31, 1999 compared with a net profit of $26,289 for the three months ended January 31, 1998. Net after tax income, however, increased by $ 14,075.

Nine Months Ended January 31, 1999 Compared to Nine Months Ended
January 31, 1998

Total sales of the Company for the nine months ended January 31, 1999 increased by $ 84,064 from sales for the nine month period ended January 31, 1998.
Cost of goods sold increased by $ 85,398 and gross profit decreased by $1,333 for the nine month period ended January 31, 1999 as compared to the nine month period ended January 31, 1998. Gross profit margin for the latest nine month period was 30.2%. The current period margin is slightly higher than the company's historic aggregate margins of 27% to 30%.
General and administrative expenses increased by $718 for the nine month period ended January 31, 1999 as compared to the nine month period ended January 31, 1998.
The decrease in sales revenue resulted in the Company realizing a net income from operations of $207,698 for the nine months ended January 31, 1999 as compared to an net income of $209,750 for the nine months ended January 31, 1998.

<PAGE 11>

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

<PAGE 12>

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its' behalf by the undersigned, thereunto duly authorized.


PROCESS EQUIPMENT, INC.



By:_________________________
   George Cortessis
   Secretary



Date: March 17, 1999

<PAGE 13>