Form 10-K
period 1999-04-30
PROCESS EQUIPMENT INC
filed 1999-08-17
CIK 857073

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                ___________________
                                     FORM 10-K SB

               Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

               For the fiscal year ended          Commission
                                                  File Number
                    April 30, 1999                  0-18980
                           ____________________
               PROCESS EQUIPMENT, INC. (formerly PEI, Inc.)
               (Exact name of registrant as specified in its charter)

                  Nevada                                62-1407522
               (State or other jurisdiction of         (I.R.S. Employer
               incorporation or organization)           Identification No.)

                                      26569 Corporate Ave.
                                  Hayward, California  94545
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

Indicate by check mark if disclosure filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K SB or any amendment to this Form 10-K SB. [ ]

The estimated aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of June 30, 1999: $728,960. This estimated market value is based on the average quoted bid and ask prices of such stock on June 30, 1999. The registrant's Common Stock has been sporadically quoted in the over-the-counter market. The quotes reflect inter-dealer trading and are not necessarily representative of actual transactions or of the value of Common stock. The number of shares of the registrant's Common Stock outstanding as of June 30, 1999 is 3,644,800.

Documents incorporated by reference:  See page #25


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

Manufacturing

     Components for systems sold by the Company are acquired from various third party suppliers and then modified and combined into systems by the Company's production personnel at the Company's plant in Hayward, California. The Company's employees are particularly skilled in precise welding, machining and other fabrication of stainless steel. The systems are also tested and installed by the Company's personnel. The products distributed by the Company carry various warranties, generally for a one-year period, provided by their manufacturers. At June 30, 1999, the Company had four employees engaged in design, production, testing and field service activities.

Marketing

     At June 30, 1999, the Company's sales force consisted of three employees. The Company has focused its marketing efforts on the wine and bio-technology industries within California. Emphasis has been placed on the Company's knowledge of wine processes and systems engineering, its fabrication capability and its commitment to service.

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

<Page 3>

Competition

     Numerous companies compete to furnish equipment to the California wineries. Many distributors and manufacturer's representatives are authorized to sell products which compete with those of the Comapany, additionally many engineering firms can competently design similar products to those designed and built by the Company.

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

Employees

     At June 30, 1999, the Company had eight full-time employees.

ITEM 2.   PROPERTIES     Process Engineers leases a 15,600 square foot building
in Hayward,California which contains 3,600 square feet of administrative, engineering and sales space and 12,000 square feet of inventory and manufacturing space. The manufacturing space has been designed to accommodate the special needs of the Company's inert gas welding and large system assembly. Rent payments of $5,507 per month plus common area maintenance charges are owed under the terms of a lease from September 1998 to July 2003, the end of the lease term.


ITEM 3.   LEGAL PROCEEDINGS

     Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     Not applicable.

<Page 4>

                          PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS

Common Stock

     The Company's Articles of Incorporation authorize the issuance of 25,000,000 shares of Common Stock, $.001 par value per share. At June 30, 1999, 3,644,600 shares were outstanding. Shares of Common Stock (i) have equal rights to dividends from funds legally available therefor, when, as and if declared by the Company's Board of Directors, (ii) are entitled to share ratably in any remaining assets of the Company available for distribution to shareholders upon the Company's liquidation and (iii) do not have preemptive, subscription or conversion rights. All shares of Common Stock now outstanding are fully paid for and non-assessable.

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

     At June 30, 1999, the bid and ask quotations for the Company's shares, as reported by the National Quotation Bureau, Inc. were $0.188 and $0.24 respectively. From completion of the Company's initial public offering on March 1, 1990, the Company's securities were quoted sporadically in the Over-The-Counter (OTC) market, with relatively small volumes of actual trading. Since September 1990, the Company's Common Stock has also been sporadically quoted on the NASD Electronic Bulletin Board under the symbol "PEQM". These quotas were reported in the inter-dealer "pink sheets," and reflect inter-dealer prices without retail mark-up, mark-down or commission; are not necessarily representative of actual transactions or of the value of the Company's securities; and may not be based on any recognized technique of valuation used in the investment banking community.

     As of June 30, 1999, there were approximately 500 holders of record of the Company's then outstanding shares of Common Stock.

Transfer Agent

     The transfer agent for the Common Stock is American Stock Transfer & Trust Company, 40 Wall Street, New York, New York 10005.

<Page 5>

Dividends

     The Company does not presently anticipate that it will pay dividends at any time in the foreseeable future. The payment of any dividends will depend, among other things, upon the Company's earnings, assets and general financial condition, and upon other relevant factors.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Year Ended April 30, 1999 Compared to Year Ended April 30, 1998

     Total sales of the Company for the year ended April 30, 1999 decreased by $3,316 from sales for the year ended April 30, 1998. This decrease was due to a $189,316 increase (from $1,711,234 to $1,900,550) in sales of wine and food products and services as well as by a $192,631 decrease (from $842,846 to $650,215) in sales of bio-technology products and services.

     Cost of goods sold increased $48,802 and the gross profit decreased by $52,118 for the year April 30, 1999 as compared to the previous year. Gross profit as a percentage of revenue for 1999 fell to 30.2% compared to 32.2% for 1998.

General and administrative expenses increased $26,366 (to $592,603 from $566,237)for the year ended April 30, 1999 as compared to the previous year. This increase was due to two extraordinary expenses incurred by the company. These extraordinary expenses consisted of the write-off of approximately $31,000 in bad debt resulting from the bankruptcy of two of the companies' customers and the payment of $15,000 in severance compensation upon the departure an employee with thirty years of service to the company.

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

     On September 15, 1994, the Company borrowed $70,000 from Peter G. Cortessis, a shareholder, who is the father of George P. Cortessis. The Company issued an unsecured promissory note for $70,000 bearing 6% interest per annum to Peter G. Cortessis. During the fiscal year ended April 30, 1997, principle payments to Peter G. Cortessis reduced to $10,000 the principle balance of this note. During the fiscal year ended April 30, 1999, principle payments to Peter G. Cortessis retired the principle balance of this note.

     On September 15, 1994 the Company borrowed $30,000 from its officer and director, George P. Cortessis. On September 15, 1994 the Company issued a promissory note to George P. Cortessis in the amount of $54,800, consolidating this borrowing and an outstanding demand note in the amount of $24,800 held by George P. Cortessis. The note bears interest at a rate of 6% per annum and is due on demand. During the fiscal years ended April 30, 1997, 1998 and 1999, principle payments to George P. Cortessis retired the principle balance of this note.

     During April 1997, the company obtained an unsecured line of credit from Wells Fargo Bank of California with an allowed maximum indebtedness amount of $100,000. Borrowings from this line of credit incur interest at the rate of "Prime plus 3 percent" per annum. During June of 1998 the maximum indebtedness amount of this line of credit was increased to $250,000 and the rate of interest was reduced to "prime +1.75%" per annum. As of June 30, 1999 the principle balance on this line of credit was $0.00.

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

Summary of Statements of Operations of Process Equipment (in thousands except for per share amount)
                         Years Ended April 30th

                        1999                   1998                   1997

Sales                 $2,551                 $2,554                 $2,018

Gross Profit          $  769                 $  821                 $  588

Net Income            $  116                 $  163                 $  107

Net Income
Per Share              $.031                 $0.045                 $0.030

Summary of of Balance Sheets of Process Equipment (in thousands)

                          April 30, 1999               April 30, 1998

Working Capital                   $  948                       $  780

Total Assets                      $1,445                       $1,279

Stockholders' Equity              $1,099                       $  983

<Page 8>

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
              INDEX TO FINANCIAL STATEMENTS
          PROCESS EQUIPMENT, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS                          Page

Report of Independent Public Accountants.....................10

Consolidated Balance Sheets at April 30, 1998 and 1999....11,12

Consolidated Statements of Operations
for the Years Ended April 30, 1998, 1997 and 1996........... 13

Consolidated Statements of Cash Flow
for the Years Ended April 30, 1998, 1997 and 1996............14

Consolidated Statements of Stockholders' Equity
for the Years Ended April 30, 1998, 1997 and 1996............15

Notes to Consolidated Financial Statements................16-19

<Page 9>
              	BAUM & COMPANY, P.A.
	            Certified Public Accountants
        	1515 University Drive - Suite 209
	           Coral Springs, Florida 33071
                 	(954) 752-1712



           	INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Process Equipment, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Process Equipment, Inc. and Subsidiary as of April 30, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended April 30, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Process Equipment, Inc. and Subsidiary as of April 30, 1999 and 1998 and the results of its operations and its cash flows for the years ended April 30, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.




Coral Springs, Florida
June 20, 1999

<Page 10>

	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
	CONSOLIDATED BALANCE SHEETS
	April 30, 1999 and 1998



                                	ASSETS

                                                	1999 	           1998

Current Assets

Cash in Bank and on Hand	                 $   363,594	     $   98,996
Accounts Receivable
(less allowance for doubtful
 accounts of $10,000 for both
    1999 and 1998)	                           327,500          543,477
Inventory (Note 1)                            596,518          423,480
Prepaid Expenses                           	      -0-            4,470
Deposits 	                                      4,670            1,682

Total Current Assets	                       1,292,282        1,072,105

Property, Plant and Equipment
(Net of $171,988 and $158,429 of
of accumulated depreciation for 1999
and 1998 respectively)	                        56,982           62,440
(Notes 1 and 2)

Non-current assets

   Deferred tax asset               	          95,429	         144,500



Total Assets                              	$1,444,693       $1,279,045

See Accountant's Report and Accompanying Footnotes

<Page 11>

	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
	CONSOLIDATED BALANCE SHEETS
	April 30, 1999 and 1998


        	LIABILITIES AND STOCKHOLDERS' EQUITY

                                       									1999            	1998

Current Liabilities
Notes and Lease Payable - Current
Portion (Notes 3 and 4)					              $    4,450 	     $   23,540

Accounts Payable and Accrued
Expenses						                               331,914          252,675

Customer Deposits 	  				                      8,920 	         15,533

Total Current Liabilities				                345,284          291,748

Long Term Liabilities
Notes and Leases Payable
(Notes 3 and 4)	    					                      - 0 - 	          3,913

Total Liabilities	    					                  345,284      	   295,661


Stockholders' Equity
Common Stock, Par Value $.001;
 25,000,000 Shares Authorized
 3,644,800 Issued and Outstanding			           3,645 	          3,645

Additional Paid in Capital				             1,249,412        1,249,412

Accumulated Deficit	 				                   (153,648)	       (269,673)

Total Equity	 			                       		 1,099,409 	        983,384

Total Liabilities and
 Stockholders' Equity				                 $1,444,693      	$1,279,045

See Accountant's Report and Accompanying Footnotes.

<Page 12>

  	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
			CONSOLIDATED STATEMENTS OF OPERATIONS
		For The Years Ended April 30, 1999, 1998 and 1997


                           							1999   	        1998   	         1997
Revenues					               $2,550,765     	$2,554,081 	     $2,018,976

Cost of Goods Sold			        1,781,715 	     1,732,913 	      1,430,557
Gross Profit		            		   769,050 	       821,168 	        588,419

General and Administrative
Expenses	               				   592,603 	       566,237 	        416,134
Income (Loss) Before Other
Income (Expenses) and
Provision for Income Taxes		   176,447 	       254,931      	  (172,285)
Other Income (Expenses)

Interest Income    	             9,815 	         - 0 - 	          - 0 -
Interest Expense				            (1,352)	        (3,273)	         (6,171)
Gain on Asset Disposal	   	 	    3,102 	         - 0 - 	          - 0 -
Other Income               	       416 	           276 	            385

 Total Other Income (Expenses)  11,981 	        (2,997)	         (5,786)


Income (Loss) Before Provision
for Income Taxes	              188,428 	       251,934 	        166,499

Provision for Income Taxes
(Note 1)
Current	                       (12,403)	          (800)	           (800)
Deferred	                      (60,000)	       (88,000)	        (58,000)
	                              (72,403)	       (88,800)	        (58,800)

Net Income	                	$  116,025     	$  163,134      	$  107,699

Earnings Per Share
(Note 1)	                   $   0.0318 	    $   0.0448 	     $   0.0296

	See Accountant's Report and Accompanying Footnotes

<Page 13>

PROCESS EQUIPMENT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended April 30, 1999, 1998 and 1997



                           		   Common Stock    	Paid In	Accumulated
	                        Shares	       Amount	  Capital	      (Deficit)



Balance April 30, 1996	3,644,800	      $3,645	 $1,249,412	   $ (540,506)

Net Income		   	           - 0 -	       - 0 -	      - 0 -	      107,699


Balance April 30, 1997	3,644,800	       3,645	  1,249,412	     (432,807)

Net Income			              - 0 -	       - 0 -	      - 0 -	      163,134

Balance April 30, 1998	3,644,800	       3,645	  1,249,412	     (269,673)

Net Income			              - 0 -	       - 0 -	      - 0 -	      116,025


Balance April 30, 1999	3,644,800	      $3,645	 $1,249,412	   $ (153,648)


	See Accountant's Report and Accompanying Footnotes

<Page 14>


PROCESS EQUIPMENT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended April 30, 1999, 1998 and 1997

                                    1999	        1998	           1997
Cash Flow from Operational
Activities:
Net Income	                       $ 116,025 	   $163,134 	     $ 107,699
Adjustments to Reconcile
Net Income to Net Cash Used
for Operating Activities:
Depreciation and Amortization	       16,703 	      9,517 	        11,803
	                                   132,728 	    172,651 	       119,502
Changes in Assets and Liabilities
(Increase) Decrease in Accounts
Receivable	                         215,977 	   (72,513)	       (179,910)
(Increase) Decrease in Inventory   (173,038)	   (70,905)	         69,002
(Increase) Decrease in Prepaid
Expenses	                             4,470 	     8,570 	        (11,658)
(Increase) Decrease in Deposits	     (2,988)	     7,659           	- 0 -

Decrease in Deferred Tax Asset	      49,071     	88,000 	         58,000


Increase (Decrease) in Notes
Payable	                            (23,003)	   (29,748)	        (69,604)
Increase (Decrease) in Accounts
Payable and Accrued Expenses	        79,239 	    (3,060)	         88,624
Increase (Decrease) in Customer
Deposits	                            (6,613)	  (114,348)	        (50,661)

Net Cash Used in Operational
Activities	                         275,843 	   (13,694) 	        23,295

Cash Flows from Investing Activities:
Acquisition of Fixed Assets	        (11,245)	   (25,666)	         (6,483)

Net Increase (Decrease) in Cash	    264,598 	   (39,360)	         16,812
Cash - Beginning	                    98,996 	   138,356 	        121,544
Cash - Ending	                    $ 363,594 	  $ 98,996 	      $ 138,356




See Accountant's Report and Accompanying Footnotes



<Page 15>





	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	FOR THE YEARS ENDED APRIL 30, 1999, 1998, AND 1997

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

Income Taxes
The Company has elected to be taxed under Subchapter C of the Internal Revenue Code. For income tax purposes, depreciation is computed using the accelerated cost recovery method and the modified accelerated cost recovery system. The Company has federal net operating loss carry forwards, of approximately $625,000 which expire in the year 2,008.

  		Under FASB 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the
Financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Application of FASB 109 requires an allowance be recognized if there is a question as to the company's ability to use any and or all of the future tax loss benefits.  For presentation of the current comparative financial statements it has been deemed app

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



<Page 16>




	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	FOR THE YEARS ENDED APRIL 30, 1999, 1998, AND 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share
Primary earnings per common share are computed by dividing the net income
(loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of shares used for the fiscal years ended April 30, 1999, 1998 and 1997 was 3,644,800.

Customer Deposits
The Company collects deposits from various customers for custom designed equipment and for certain large orders. The deposits are collected while the equipment is being designed and manufactured and are shown as a liability when collected. These funds become revenues when the equipment is completed and shipped to the customer.

NOTE 2 - PROPERTY, PLANT and EQUIPMENT
	                                       	1999 	           1998

Transportation Equipment		           $ 49,141        	$ 41,514
Office Equipment		                    105,986	         104,150
Shop Equipment		                       37,237	          37,237
Leasehold Improvement		                36,404	          41,074

Total	                               	228,970         	223,975
Less:  Accumulated Depreciation		     171,988	         161,535
Net Fixed Assets		                   $ 56,982	        $ 62,440

NOTE 3 - LEASING ARRANGEMENTS

Operating Lease

The Company conducts its operations from facilities that are leased under a five year lease ending July, 1998 which has been extended to July 2003. The lease calls for monthly rent payments commencing September, 1998 of $5,509 per month plus common area maintenance charges which includes a pro-rata share of real property taxes.

Rent expense amounted to $76,247, $72,666 and $61,819 for the years ended April 30, 1999, 1998 and 1997, respectively.





<Page 17>




	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	FOR THE YEARS ENDED APRIL 30, 1999, 1998, AND 1997



NOTE 3 - LEASING ARRANGEMENTS (Continued)

Future Minimum Lease Payments

Future minimum lease payments for capital and operating leases at April 30, 1999 are:

     Years Ending		                  Operating
     April 30    		                      Lease

     2000	                           	$ 79,297
     2001		                             82,469
     2002		                             85,768
     2003		                             89,198

     Total Minimum Payments         		$336,732


NOTE 4 - NOTES AND LEASES PAYABLE

Note payable consist of the following:	          	1999	           1998

Leases Payable (See Note 3)	               	  $  - 0 -        	$   134

Notes Payable - Stockholders
Unsecured Notes payable due on demand with
interest payable at a rate of 6%.	           	   - 0 -         	16,800

Note Payable - Transportation Equipment
Installment loan bearing interest at 1.9%
per annum with monthly payments of $563.
Secured by Equipment.		                          4,450	         10,519

Total	                                          	4,450         	27,453
Less:  Current Portion		                         4,450	         23,540
Long-Term Liabilities	                       	$  - 0 -	        $ 3,913


NOTE 5- CERTAIN TRANSACTIONS WITH MANAGEMENT

On September 15, 1994, the Company borrowed $70,000 from Peter G. Cortessis, a shareholder, who is also the father of George P. Cortessis. The Company issued an unsecured promissory note for $70,000 bearing 6% interest per annum to Peter G. Cortessis. During the fiscal year ended April 30, 1997 principle payments in the amount of $60,000 were made by the company for partial retirement of this note. On April 30, 1998 the remaining principle owed by the company on this note was $10,000. During the year ended April 30, 1999 this note was paid in full.



<Page 18>


PROCESS EQUIPMENT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 1999, 1998, AND 1997


NOTE 5- CERTAIN TRANSACTIONS WITH MANAGEMENT (Continued)

On September 15, 1994, the Company borrowed $30,000 from its officer and director, George P. Cortessis. On September 15, 1994 the Company issued an unsecured promissory note to George P. Cortessis in the amount of $54,800, consolidating this borrowing and an outstanding demand note in the amount of $24,800 held by George P. Cortessis. The note bears interest at a rate of 6% per annum and is due on demand. During the fiscal year ended April 30, 1997 principle payments in the amount of $8,000 were made by cal year ended April 30, 1998 principle payments in the amount of $40,000 were made by the company for partial retirement of this note. On April 30, 1998 the remaining principle owed by the company on this note was $6,800. During the year ended April 30, 1999 this note was paid in full.


NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION


Year ended April 30,               	1999	          1998	            1997

Taxes Paid                      	$12,403	        $  800	          $  800

Interest Paid	                   $ 1,352	        $3,273	          $6,171









<Page 19>















ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.





<Page 20>




                               PART III


ITEM 10.   DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


Executive Officers and Directors
  The following table sets forth the name, age and position of each executive officer and director of the Company. Each individual has served in such positions since April 1990.


Name                        Age                      Position

George P. Cortessis          40                      Secretary, Treasurer
                                                     and Director

  Directors of the Company are elected by the Company's shareholders and hold office until their successors have been elected and qualified, or until their death, resignation or removal. Subject to the terms of their Employment Agreements, the officers of the Company are elected by and serve at the pleasure of the Board of Directors.

  The following table sets forth the name, age and position of each officer and director of Process Engineers. Each individual has served in such positions since May 1990.

Name                       Age                Position

Vacant position                               Chief Executive Officer,
                                              and Chairman of the Board

George P. Cortessis         40                Vice President, Secretary,
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


<Page 21>


fourteen western states and Canada.

  Mr. Cortessis graduated from the University of California - Berkeley in 1983 with a Bachelor of Science Degree in Chemical Engineering.



  ITEM 11. EXECUTIVE COMPENSATION

  During the three fiscal years ending April 30, 1997, 1998 & 1999 Mr. Cortessis each received the following salaries.


  Summary of Compensation Table



Name and Principal                    1999           1998           1997
Position                            Salary         Salary         Salary


George P. Cortessis                $33,000        $33,000        $33,000
     Secretary and
     Treasurer


  In addition to the cash compensation shown above, executive officers of the Company may receive indirect compensation in the form of perquisites and other personal benefits. For each named officer, such indirect compensation did not exceed 10% of the officer's salary for any year shown above.




<Page 22>




ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth the number and percentage of the Company's shares owned beneficially by its executive officers and directors and by other persons known to own beneficially 5% or more of the shares as of July 20, 1999.



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




<Page 23>













ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Sharon Capital Corporation was organized under the laws of the State ofNeva da on September 21, 1989. Its initial officers and directors Deborah A. Salerno, Gregg D. Swentor and Charles W. Barkley, and one other shareholder then purchased a total of 500,000 shares of Common Stock at a price of $.006 per share. Ms. Salerno and Mr. Swentor subsequently received salary payments from the Company of $25,000 and $2,500, respectively. While an officer of the Company, Mr. Barkley was paid $25,000 in attorney's fees for legal work relating to the Company's initial public offering.

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



<Page 25>


On September 15, 1994, the Company issued an unsecured $70,000 promissory note bearing 6% per annum interest and payable upon demand to Peter G. Cortessis in return for the loan of $70,000 to the Company. The principle balance this note was $10,000 on June 30, 1998.

  On September 15, 1994, the Company issued an unsecured $54,800 promissory note bearing 6% per annum interest and payable to George P. Cortessis in return for the loan of $30,000 to the company and to consolidate the remaining principle and interest owed by the Company to Mr. George Cortessis. The principle balance of this note was $ 6,800 on July 30, 1998. During the fiscal year ended April 30, 1999 the remaining balance of this note was retired.


<Page 25>


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



<Page 26>





                                SIGNATURES  Pursuant to the requirements of
Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     Process Equipment, Inc.


                                                     By:___________________
            George P. Cortessis
            Secretary


                                                      Dated: July 29, 1999


  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature
Title                                                                  Date


   ____________________
  George  P.  Cortessis

Secretary, Treasurer                                          July 29, 1999
and Director

  (Principle Accounting and Financial Officer)





<Page 27>