Form 10-Q
period 1999-07-31
PROCESS EQUIPMENT INC
filed 1999-09-17
CIK 857073

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                  For the quarterly period ended July 31, 1999

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

Class Outstanding as of July 31, 1999
Common Stock, $.001 par value           3,644,800.

<Page 1>


PART I          FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

PROCESS EQUIPMENT, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS                           Page

Consolidated Balance Sheets
at July 31, 1999 and April 30, 1999........................... 3

Consolidated Statements of Operations
for the Three Months Ended July 31, 1999 and
July 31, 1998................................................. 4

Consolidated Statements of Cash Flow
for the Three Months Ended July 31, 1999
July 31, 1998................................................. 5

Consolidated Statements of Stockholders' Equity
for the Three Months Ended July 31, 1999...................... 6

Notes to Consolidated Financial Statements.................... 7

<Page 2>


                       PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS
                        July 31, 1999 and  April 30, 1999
                                  (Unaudited)

Assets

                                      July 31,           April 30,
                                         1999                1999
Current Assets
  Cash                              $ 332,539          $  363,594
  Accounts Receivable - Trade (less
  $10,000 Reserve for Bad Debts)      264,739             327,500
  Inventory (Note 1)                  561,139             569,518
  Prepaid Expenses                          0               4,670
  Deposit                                   0                   0
Total Current Assets                1,158,417           1,292,282

Property, Plant and Equipment
(Notes 1 and 3)                        63,838              59,982

Non-Current Assets:
Deffered Tax Asset                     69,429              95,429
      Total Assets                  1,291,684           1,444,693

Liabilities and Stockholders' Equity

Current Liabilities
Notes and Lease payable - current
portion (Notes 5 and 6)                 2,772               4,450
Accounts Payable and Accrued
Expenses                              134,638             331,914
Customer Deposits (Note 1)              5,750               8,920
     Total Current Liabilities        605,067             345,284
Long Term Liabilities
Notes and Leases payable
    (Notes 5 and 6)                         0                   0
         Total Liabilities            143,160             345,284

Stockholders' Equity
Common Stock, par value $.001;
25,000,000 shares authorized,
3,644,800 issued and outstanding        3,645               3,645
Additional Paid in Capital          1,249,413           1,249,412
Accumulated Deficit                   104,534             153,648
         Total Equity               1,148,524           1,444,693

Total Liabilities and
Stockholders' Equity                1,291,684           1,444,693


See Accompanying Footnotes

<Page 3>

                 PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended July 31, 1999 and 1998
                               (Unaudited)

                                     July 31,            July 31,
                                        1999                1998

Sales                                634,570             782,393
Commissions                                0                   0
Total Revenue                        634,570             782,393

Cost of Goods Sold                   444,488             569,402

Gross Profit                         190,082             212,991

Selling, General and
Administrative Expenses              117,274             136,757

Income from Operations                72,808              76,234

Other Income and (Expense)
Other Income                           2,355                 419
Interest Expense                                         ( 1,141)
Non-recurring Expense:
Obsolete Inventory Write Off               0                   0

Income Before Income Taxes            75,163              75,512

Provision for Income Taxes
Current                                    0                   0
Deffered Tax Provision               (26,000)             (26,432)

Net Income                            49,163          $   49,080

Net Income Per Share                   $0.01               $0.01

See Accompanying Footnotes



<Page 4>


                    PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                   For the Three Months Ended July 31, 1999
                                (Unaudited)


                                                      July 31,
                                                         1999
Cash Flow from Operational Activities:
Net Income                                           $ 49,163
Adjustments to Reconcile
Net Income to Net Cash Used
for Operating Activities:
Depreciation and Amortization                           2,312
                                                       51,475

Changes in Assets and Liabilities:
Decrease in Accounts Receivable                        62,745
Decrease in Inventory                                  35,395
Decrease in Prepaid Expenses                                0
Increse in Deffered Tax Asset                          26,000
Deccrease in Accts Payable and
Accrued Expenses                                     (197,276)
Decrease in Customer Deposits                          (3,170)
                                                      (76,306)

Net Cash Flow from Operational Activities            ( 24,831)

Cash Flows from Investing Activities:
Increase in fixed assets                                6,224

Net Decrease in Cash                                   31,055

Cash - Beginning                                      336,595

Cash - Ending                                       $ 332,539
See Accompanying Footnotes

<Page 5>


                   PROCESS EQUIPMENT, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  For the Three Months Ended July 31, 1999
                               (Unaudited)


                                              Additional        Retained
                            Common Stock        Paid In         Earnings
                        Shares      Amount      Capital        (Deficit)


Balance April 30, 1999  3,644,800     $ 3,645   $1,249,412    $(153,640)

Net Income                                                       49,163

Balance July 31, 1999   3,644,800     $ 3,645   $1,249,412    $(104,534)

See Accompanying Footnotes



<Page 6>



                  PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the Three Months Ended July 31, 1999 (Unaudited)

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

Basis of Presentation The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month period ended July 31, 1999 are not necessarily indicative of the results that may be expected for the year ending April 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1999.

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

Income Taxes
The Company has elected to be taxed under Subchapter C of the Internal Revenue Code. For income tax purposes, depreciation is computed using the accelerated cost recovery method and the modified accelerated cost recovery system. The Company has federal net operating loss carry forwards, of approximately $69,429 which expire in the year 2,008.

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

<Page 7>

                 PROCESS EQUIPMENT, INC. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           For the Three Months Ended July 31, 1999 (Unaudited)

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiary. The consolidation was treated as a reverse acquisition.

Earnings/Loss Per Share
Primary earnings per common share are computed by dividing the net income
(loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the three months ended July 31, 1999 and July 31, 1998.

Customer Deposits
The Company collects deposits from various customers for custom designed equipment and for certain large orders. The deposits are collected while the equipment is being designed and manufactured and are shown as a liability when collected. These funds become revenues when the equipment is completed and shipped to the customer.

Note 2 - Vendor Deposits
The Company may have funds deposited with foreign vendors for imported equipment sales.

Note 3 - Property, Plant and Equipment

Transportation Equipment                               $ 55,592
Office Equipment                                        102,618
Shop Equipment                                           37,237
Leasehold Improvement                                    41,074

Total                                                  $261,352
Less:  Accumulated Depreciation                         197,514
                                                       $ 63,828

<Page 8>


               PROCESS EQUIPMENT, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         For the Three Months Ended July 31, 1999 (Unaudited)

Note 5 - Leasing Arrangments

Operating Lease
The Company conducts its operations from facilities that are leased under a five year lease ending September, 2003. The lease calls for monthly rent payments commencing September, 1998 of $5,509.67 per month plus common area maintenance charges which includes a pro-rata share of real property taxes.

Rent expense amounted to $ 22,123 and 17,646 for the three months ended July 31, 1999 and July 31, 1998, respectively.

Future Minimum Lease Payments
Future minimum lease payments for capital and operating leases at July 31, 1999 are:

Years Ending                  Operating
April 30,                       Lease
1999                             27,548
2000                             66,116
2001                             66,116
2002                             66,116
2003                             22,039

Total Minimum Payments          247,935

Note 6 - Notes and Leases Payable

Notes and Leases payable consists of the following:

Toyota Tacoma 1997          $ 13,234
Amount paid                  (10,452)

Amount due                     2,772

<Page 9>

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

Three Months Ended July 31, 1999 Compared to Three Months Ended July 31, 1998

Total sales of the Company for the three months ended July 31, 1999 decreased by $147,823 from sales for the three month period ended
July 31, 1999.
Cost of goods sold decreased by $124,914 and the gross profit decreased by $22,909 for the three month period ended July 31, 1999 as compared to the three month period ended July 31, 1998. The gross profit decrease was due to the decrease in sales, as gross margin increased to 30.0% from 27.2% for the same period of the prior year.
General and administrative expenses decreased by $19,483 for the three month period ended July 31, 1999 as compared to the three month period ended
July 31, 1998. The net effect of the decrease in revenue and decreases in general and administrative expenses led to a net profit of $49,163 for the most recent period compared to a net profit of $49,080 for the year earlier period.


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