Form 10-Q
period 1999-10-31
PROCESS EQUIPMENT INC
filed 1999-12-22
CIK 857073

---------------------------------------------------------------
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                        ___________________

                             FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

            For the quarterly period ended October 31, 1999

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

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

Class		                            				Outstanding as of
                                       October 31, 1999

Common Stock, $.001 par value			            3,644,800.

<PAGE 1>

                          PART I	FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                     PROCESS EQUIPMENT, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS                           Page

Consolidated Balance Sheets
at October 31, 1999 and April 30, 1999........................ 3

Consolidated Statements of Operations
for the Six Months Ended October 31, 1999 and
October 31, 1998.............................................. 4

Consolidated Statements of Operations
for the Three Months Ended October 31, 1999 and
October 31, 1998.............................................. 5

Consolidated Statements of Cash Flow
for the Six Months Ended October 31, 1999..................... 6

Consolidated Statements of Stockholders' Equity
for the Six Months Ended October 31, 1999..................... 7

Notes to Consolidated Financial Statements.................... 8-11

<PAGE 2>

               	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                     	CONSOLIDATED BALANCE SHEETS
                 	October 31, 1999 and  April 30, 1999
                               (Unaudited)

                   	             Assets
                                               October 31,      April 30,
                                                     1999	          1999
Current Assets
     Cash					                               		$  403,050     $  363,594
     Accounts Receivable - Trade (less
     $10,000 Reserve for Bad Debts)	              313,310        327,500
     Inventory (Note 1)	                          580,659        569,578
     Prepaid Expenses					                          9,073          4,670
     Vendor Deposits (Note 2)				                       0          1,682

     Total Current Assets	                  			 1,306,092	     1,292,282

Property, Plant and Equipment
(Notes 1 and 3)		                		                61,284		       59,982

Non-Current Assets:
     Deferred Tax Asset (Note 1)                   46,929         95,429

Total Assets                                  $ 1,414,305    $ 1,444,693

	                 Liabilities and Stockholders' Equity

Current Liabilities
      Notes and Lease payable - current
      portion (Notes 5 and 6)		               $     1,653    $     4,450
      Accounts Payable and Accrued
      Expenses                                    191,183        331,914
      Customer Deposits (Note 1)                   23,318          8,920
      Total Current Liabilities                   216,154        345,284
Long Term Liabilities
      Notes and Leases payable
      (Notes 5 and 6)				                	              0              0

      Total Liabilities                           216,154        345,284

Stockholders' Equity
      Common Stock, par value $.001;
      25,000,000 shares authorized,
      3,644,800 issued and outstanding              3,645          3,645
      Additional Paid in Capital                1,249,412      1,249,412
      Accumulated Deficit                         (54,906)      (153,648)
          Total Equity                          1,198,151      1,099,409

Total Liabilities and
      Stockholders' Equity                  $   1,414,305   $  1,444,693

                          See Accompanying Footnotes

<PAGE 3>

                 	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                  	CONSOLIDATED STATEMENTS OF OPERATIONS
            	For the Six Months Ended October 31, 1999 and 1998
                                (Unaudited)

                                                 October 31,	    October 31,
                                                       1999			         1998

Sales	                                         $  1,340,300     $  1,547,590
  Commissions		                        			                0                0
Total Revenue					                                1,340,300        1,547,590
Cost of Goods Sold	                    			          961,972        1,119,937

Gross Profit		                         			          378,327          427,653

Selling, General and Administrative
Expenses	                            					          231,213          267,482

Income from Operations			                           147,114          160,171

Other Income and (Expense)
Other Income                                          5,809            3,849
Interest Expense                                                      (1,350)
Prior Period Write-Offs                                              (10,606)

Income Before Income Taxes                          152,923          154,064

Provision for Income Taxes
     Current Income Taxes                            (5,632)         (11,163)
     Deferred Tax Provision                         (48,500)         (42,059)

Net Income 	              			                    $   98,791         $ 98,842

Net Income Per Share		                           $     0.03 	       $   0.03

       	               See Accompanying Footnotes

<PAGE 4>

                        	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                         	CONSOLIDATED STATEMENTS OF OPERATIONS
                  	For the Three Months Ended October 31, 1999 and 1998
                                    (Unaudited)

                                                 October 31,	    October 31,
                                                       1999		         1998

Sales	                                           $  705,430       $  765,197
    Commissions                                           0                0
Total Revenue			                                    705,430		        765,197

Cost of Goods Sold                            		    519,297		        550,257

Gross Profit					                                   186,133          214,940

Selling, General and Administrative
Expenses						                                      112,853          130,725

Income from Operations			                            73,280           84,215

Other Income and (Expense)
Other Income                                          3,454            3,430
Interest Expense				                                                    (209)
Prior Period Write-Offs           	                                  (10,606)

Income Before Income Taxes		                         76,734           76,830

Provision for Income Taxes
     Current Income Taxes                            (5,632)          (4,458)
     Deferred Tax Provision                         (22,500)         (22,610)

Net Income 				                                   $  48,602       $   49,762

Net Income Per Share		                            $    0.01       $     0.01

          	                     See Accompanying Footnotes

<PAGE 5>

                    PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                   For the Six Months Ended October 31, 1999
                                  (Unaudited)

                                                            October 31,
                                                                  1998
Cash Flow from Operational Activities:

Net Income			                                          			   $  98,842
Adjustments to Reconcile
Net Income to Net Cash Used
for Operating Activities:
Depreciation and Amortization	                          		       6,592
                                                               105,387

Changes in Assets and Liabilities:
Decrease in Accounts Receivable	                                15,027
Decrease in Inventory				                                       15,019
Increase in Prepaid Expenses			                                 (9,073)
Increase in Deferred Tax Asset                                 (33,258)
Decrease in Accts Payable and
Accrued Expenses					                                         (140,731)
Increase in Customer Deposits			                                14,397

                                                              (138,618)

Net Cash Flow from Operational Activities	                      33,232

Cash Flow from Investing Activities:
Increase in fixed Assets                                         6,224

Net Increase in Cash					                                       39,456

Cash - Beginning						                                         363,594

Cash - Ending							                                        $  403,050

                         	See Accompanying Footnotes

<PAGE 6>

                     	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                 	CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the Six Months Ended October 31, 1999
                                  (Unaudited)

                                                  Additional      Retained
       	                   Common Stock            Paid In        Earnings
                        Shares         Amount       Capital       (Deficit)

Balance April 30, 1999  3,644,800     $ 3,645	    $1,249,412     $(153,640)

Net Income                                                          98,795

Balance Oct. 31, 1999   3,644,800     $ 3,645     $1,249,412     $ (54,845)

                              	See Accompanying Footnotes

<PAGE 7>

                        	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                      	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               	For the Six Months Ended October 31, 1999 (Unaudited)

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

Income Taxes
The Company has elected to be taxed under Subchapter C of the Internal Revenue Code. For income tax purposes, depreciation is computed using the accelerated cost recovery method and the modified accelerated cost recovery system. The Company has federal net operating loss carry forwards, of approximately $ 46,929 which expire in the year 2,008.


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

<PAGE 8>

                   	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                  	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  	For the Six Months Ended October 31, 1999
                                   (Unaudited)

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiary. The consolidation was treated as a reverse acquisition.

Earnings/Loss Per Share
Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the three months ended October 31, 1999 and October 31, 1998.

Customer Deposits
The Company collects deposits from various customers for custom 	designed
equipment and for certain large orders. The deposits are 	collected while
the equipment is being designed and manufactured and are shown as a liability when collected. These funds become revenues when the equipment is completed and shipped to the customer.

Note 2 - Vendor Deposits
The Company has funds deposited with foreign vendors for imported equipment sales.

Note 3 - Property, Plant and Equipment

Transportation Equipment				                   $  55,592
Office Equipment					                            102,618
Shop Equipment						                              37,237
Leasehold Improvement				                         41,074

Total							                                   $ 261,352
Less:  Accumulated Depreciation		                200,068

                                               $  61,284
<PAGE 9>

                  	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          	For the Three Months Ended October 31, 1999 (Unaudited)

Operating Lease
The Company conducts its operations from facilities that are leased 	under
a five year lease ending September, 2003. The lease calls for monthly rent payments commencing September, 1998 of $5,509.67 per month plus common area maintenance charges which includes a pro-rata share of real property taxes.

Rent expense amounted to $ 22,122 and $23,189 for the three months ended October 31, 1999 and October 31, 1998 respectively.

Future Minimum Lease Payments
Future minimum lease payments for capital and operating leases at October 31, 1999 are:

Years Ending
April 30,  			            Operating Lease
1999                           11,019
2000                           66,116
2001                           66,116
2002                           66,116
2003                           22,039

Total Minimum Payments        231,406

Note 6 - Notes and Leases Payable

Notes and Leases payable consists of the following:

Toyota Tacome 1997          $ 13,234
Amount paid                   11,581

Amount due                     1,653

<PAGE 10>

                    Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

Three Months Ended October 31, 1999 Compared to Three Months Ended October
31, 1998
Total sales of the Company for the three months ended October 31, 1999 decreased by $ 59,767 from sales for the three month period ended October 31, 1998.
Cost of goods sold decreased $ 30,960 and gross profits decreased by $ 28,807 for the three month period ended October 31, 1999 as compared to the thee month period ended October 31, 1998. The gross profit decrease was due to the decrease in sales volume as well as decrease in gross margins to 26.4% compared to 28.1% for the same period of the prior year.
General and administrative expenses decreased by $ 17,872 for the three month period ended October 31, 1999 as compared to the three month period ended October 31, 1998. The net effect of the decrease in gross profits and decrease in general and administrative expenses led to a net profit of $ 48,602 for the most recent period compared to a net profit of $49,762 for the year earlier period.


Six Months Ended October 31, 1999 Compared to Six Months Ended October 31,
1998
Total sales of the Company for the six months ended October 31, 1999 decreased by $ 207,290 from sales for the six month period ended October 31, 1998.
Cost of goods sold decreased by $ 157,965 and gross profit decreased by $ 49,326 for the six month period ended October 31, 1999 as compared to the six month period ended October 31, 1998. This gross profit decrease was due to the decrease in sales volume, as gross margins increased somewhat to 28.23 from 27.6% for the same period of the prior year.
General and administrative expenses decreased by $ 36,269 for the six month period ended October 31, 1999 as compared to the six month period ended October 31, 1998. The net effect of the decrease in gross profits and decrease in general and administrative expenses led to a net profit of $ 98 791 for the six months ended October 31, 1999 compared to a net profit of $ 98,842 for the six month period ended October 31, 1998.

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