Form 10-Q
period 2000-01-31
PROCESS EQUIPMENT INC
filed 2000-03-22
CIK 857073

---------------------------------------------------------------
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________


FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2000

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

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

Class						                            Outstanding as of
                                       January 31, 2000

Common Stock, $.001 par value			          3,644,800.

<PAGE 1>


PART I	FINANCIAL INFORMATION

ITEM #1.   FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

PROCESS EQUIPMENT, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS                           Page

Consolidated Balance Sheets
at January 31, 2000 and April 30, 1999................... 3

Consolidated Statements of Operations
for the Three Months Ended January 31, 2000
and January 31, 1999..................................... 4

Consolidated Statements of Operations
for the Nine Months Ended January 31, 2000
and January 31, 1999..................................... 5

Consolidated Statements of Cash Flow
for the Nine Months Ended January 31, 2000................6

Consolidated Statements of Stockholders' Equity
for the Nine Months Ended January 31, 2000................7

Notes to Consolidated Financial Statements............... 8-10

ITEM #2 MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations.....................................11

Liquidity and Capital Resources...........................12

ITEM #3 SIGNATURES........................................13

<PAGE 2>


PROCESS EQUIPMENT, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
January 31, 2000 and  April 30, 1999
(Unaudited)

                          Assets
                                          January 31,     April 30,
                                                2000          1999
Current Assets
    Cash                                   $ 475,464     $ 363,594
    Accounts Receivable -Trade
    (less $10,000 Reserve for Bad Debts)     399,457       327,500
    Inventory (Note 1)                       567,834       596,518
    Prepaid Expenses                           9,395             0
    Deposits                                   4,670         4,670

Total Current Assets                       1,456,820     1,292,282

    Property, Plant and Equipment
   (Notes 1 and 3)                            55,868        56,982

Non-Current Assets:
    Deffered Tax Asset                        21,929        95,429

Total Assets	          	                   1,534,617     1,444,693


               Liabilities and Stockholders' Equity

Liabilities
     Notes and Lease payable -
     Current portion (Notes 5 and 6)	      $    530    $    4,450
     Acounts Payable and Accrued            300,735       331,914
     Expenses
     Customer Deposits (Note 1)              11,384         8,920

Total Liabilities                           312,649       345,284


Stockholders' Equity
Common Stock, par value $.001;
25,000,000 shares authorized
3,644,800 issued and outstanding              3,645         3,645
Additional Paid in Capital                1,249,412     1,249,412
Accumulated Deficit                       (  31,089)     (153,648)
          Total Equity                    1,221,969     1,099,409

Total Liabilities and
Stockholders' Equity                    $ 1,534,618   $ 1,444,693
	See Accompanying Footnotes


<PAGE 3


PROCESS EQUIPMENT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended January 31, 2000 and January 31, 1999
(Unaudited)

                                           January 31,     January 31,
                                                 2000	           1999

Total Revenues: Sales		                       579,621         575,226
Cost of Goods Sold                            369,834         370,096

Gross Profit					                             209,787         205,130

Selling, General and Administrative
Expenses					 	                               158,811         149,893

Income from	Operations	                        50,976          55,237

Other Income and (Expense)
Other Income Interest                           6,622           4,170

Income Before Income Taxes                     57,598          59,407

Provision for Income Taxes

Current                                        (8,500)         (3,910)
Deffered Tax Provision                        (24,000)        (18,839)

Net Income              	                    $ 25,098        $ 36,658


Net Income Per Share                         $   .007        $   .010



See Accompanying Footnotes



<PAGE 4>


PROCESS EQUIPMENT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended January 31, 2000 and January 31, 1999
(Unaudited)

                                      January 31,     January 31,
                                            2000            1999

Total Revenues: Sales                $ 1,920,165      $2,122,237

Cost of Goods Sold                     1,335,126       1,480,891
Gross Profit                             585,040         641,347
Selling, General and Administrative
Expenses                                 387,229         433,648

Income from Operations	                  197,811         207,698


Other Income and (Expense)
Other Income                              12,448           5,040
Interest Expense				                          (0)         (1,386)
Gain on Asset Disposal		                       0           3,102

Income Before Income Taxes               210,259         214,454

Provision for Income Taxes
Current                                  (12,498)        (15,073)
Deffered Tax Provision                   (65,002)        (60,898)


Net Income                             $ 122,609      $  138,483

Net Income Per Share                    $  .0336      $    .0379


	See Accompanying Footnotes


<PAGE 5>


PROCESS EQUIPMENT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOW
For the Nine Months Ended January 31, 2000
(Unaudited)

                                                  January 31,
                                                        2000
Cash Flow from Operational Activities:

Net Income                                        $  122,609
Adjustments to Reconcile
Net Income to Net Cash Used
for Operating Activities:
Depreciation and Amortization                          9,675
                                                     132,284

Changes in Assets and Liabilities:
Increase in Accounts Receivable		                    (71,957)
Decrease in Inventory		                               28,684
Increase in Prepaid Expenses                          (9,395)
Decrease in Derrered Tax Asset                        69,002
Decrease in Accounts Payable and Accrued Expenses    (31,179)
Increase in Customer Deposits                          2,464
                                                     (12,381)

Net Cash Flow from Operational Activities            119,903

Cash Flows from Investing Activities:
Increase in Fixed Assets                               8,033


Net Increase in Cash					                            111,870

Cash - Beginning                                     363,594

Cash - Ending                                        475,464





	See and Accompanying Footnotes


<PAGE 6>


PROCESS EQUIPMENT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Nine Months Ended January 31, 2000
(Unaudited)




                                                 Additional      Retained
                              Common Stock       Paid In	        Earnings
                           Shares     Amount     Capital         (Deficit)

Balance April 30, 1999  3,644,800    $ 3,645	    $1,249,412    $(153,697)

Net Income                                                       122,608

Balance
    January 31, 2000    3,644,800    $ 3,645	    $1,249,412    $( 31,089)


	See Accompanying Footnotes



<PAGE 7>


PROCESS EQUIPMENT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2000 (Unaudited)

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

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine month period ended January 31, 2000 are not necessarily indicative of the results that may be expected for the year ending April 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1999.

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


<PAGE 8>

PROCESS EQUIPMENT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2000
(Unaudited)

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiary. The consolidation was treated as a reverse acquisition.


Earnings Per Share
Primary earnings per common share are computed by dividing the net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the three months ended January 31, 2000 and January 31, 1999.

Customer Deposits
The Company collects deposits from various customers for custom designed equipment and for certain large orders. The deposits are collected while the equipment is being designed and manufactured and are shown as a liability when collected. These funds become revenues when the equipment is completed and shipped to the customer.

Note 2 - Vendor Deposits

The Company has, from time to time, funds deposited with foreign and/or domestic vendors as pre-payments for purchased equipment.

Note 3 - Property, Plant and Equipment

Transportation Equipment                   $ 55,592
Office Equipment                            104,427
Shop Equipment                               37,237
Leasehold Improvement                        36,404

Total                                      $233,660
Less:  Accumulated Depreciation             177,792

                                           $ 55,868

<PAGE 9>


PROCESS EQUIPMENT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 1999
(Unaudited)

Operating Lease

Rent expense amounted to $73,741 and $59,299 for the nine months ended January 31, 2000 and January 31, 1999 respectively.

Operating Lease
The Company conducts its operations from facilities that are leased under a five year lease ending September, 2003. The lease calls for monthly rent payments commencing September, 1998 of $5,509.67 per month plus common area maintenance charges which includes a pro-rata share of real property taxes.

Future Minimum Lease Payments
Future minimum lease payments for capital and operating leases at January 31, 2000 are:

Years Ending				Operating
April 31					  Lease
2000                                16,595
2001                                66,116
2002                                66,116
2003                                66,116
2004                                22,039


Total Minimum Payments             236,982


Note 6 - Notes and Leases Payable

Notes Payable (Truck purchase of
11/29/97 24 months @ 1.9% per annum)			 $   530


Total Liabilities						                 $   530
Current Portion					                    $   530





<PAGE 10>


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

Three Months Ended January 31, 2000 Compared to Three Months Ended January 31, 1997

Total sales of the Company for the three months ended January 31, 2000 increased by $ 4,395 from sales for the three month period ended January 31, 1999.
Cost of goods sold decreased by $ 262 and the gross profit increased by $ 4,657 for the three month period ended January 31, 2000 as compared to the three month period ended January 31, 1999.
Gross profit margin for the three month period ended January 31, 2000 was 36.2%. This result represents an increase from the company's prior year quarterly period margin of 35.6%.
General and administrative expenses increased by $8,918 for the three month period ended January 31, 2000 as compared to the three month period ended January 31, 1999. This increase was due in large part to increase in employee headcount.
The increase in sales revenue and general expenses resulted in the Company realizing a net income from operations of $50,976 for the three months ended January 31, 2000 as compared to an net income of $ 59,407 for the three months ended January 31, 1999.
The Company realized a net after tax profit of $ 25,098 for the fiscal quarter ended January 31, 2000 compared with a net profit of $36,745 for the three months ended January 31, 1999.

Nine Months Ended January 31, 2000 Compared to Nine Months Ended
January 31, 1999

Total sales of the Company for the nine months ended January 31, 2000 decreased by $ 202,072 from sales for the nine month period ended January 31, 1999.
Cost of goods sold decreased by $ 145,765 and gross profit decreased by $56,307 for the nine month period ended January 31, 2000 as compared to the nine month period ended January 31, 1999. Gross profit margin for the latest nine month period was 30.5%. The current period margin is slightly higher than the company's historic aggregate margins of 27% to 30%.
General and administrative expenses decreased by $46,419 for the nine month period ended January 31, 2000 as compared to the nine month period ended January 31, 1999.
The decrease in sales revenue combined with the decrease in General and Administrative expenses resulted in the Company realizing a net income from operations of $197,811 for the nine months ended January 31, 2000 as compared to an net income of $ 207,698 for the nine months ended January 31, 1999.
The Company realized a net after tax profit of $ 122,609 for the fiscal quarter ended January 31, 2000 compared with a net profit of $138,483 for the nine months ended January 31, 1999.


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



Date: March 13, 2000



<PAGE 13>