Form 10-K
period 2000-04-30
PROCESS EQUIPMENT INC
filed 2000-08-08
CIK 857073

>

                      SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                ___________________
                                     FORM 10-K SB

               Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

               For the fiscal year ended          Commission
                                                  File Number
                    April 30, 2000                0-18980
                           ____________________
               PROCESS EQUIPMENT, INC. (formerly PEI, Inc.)
               (Exact name of registrant as specified in its charter)

                  Nevada                                62-1407522
               (State or other jurisdiction of         (I.R.S. Employer
               incorporation or organization)           Identification No.)

                                      26569 Corporate Ave.
                                  Hayward, California  94545
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

Indicate by check mark if disclosure filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K SB or any amendment to this Form 10-K SB. [ ]

The estimated aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of June 30, 2000: $794,566. This estimated market value is based on the average quoted bid and ask prices of such stock on June 30, 2000. The registrant's Common Stock has been sporadically quoted in the over-the-counter market. The quotes reflect inter-dealer trading and are not necessarily representative of actual transactions or of the value of Common stock. The number of shares of the registrant's Common Stock outstanding as of June 30, 2000 is 3,644,800.

Documents incorporated by reference:  See page #26
<Page 1>

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

     A majority of the Company's revenues have historically come from its business of providing products and services for the wine and food industries, with wineries accounting for most of those revenues. However, the Company in recent years has developed and marketed bio-technology products and services which utilize components and technologies similar to those used in the Company' wine and food business. Currently, approximately 20.5% of the Company's revenues are from sales of products and services for the biotechnology industry.

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

Manufacturing

     Components for systems sold by the Company are acquired from various third party suppliers and then modified and combined into systems by the Company's production personnel at the Company's plant in Hayward, California. The Company's employees are particularly skilled in precise welding, machining and other fabrication of stainless steel. The systems are also tested and installed by the Company's personnel. The products distributed by the Company carry various warranties, generally for a one-year period, provided by their manufacturers. At June 30, 2000, the Company had four employees engaged in design, production, testing and field service activities.

Marketing

     At June 30, 2000, the Company's sales force consisted of three employees. The Company has focused its marketing efforts on the wine and bio-technology industries within California. Emphasis has been placed on the Company's knowledge of wine processes and systems engineering, its fabrication capability and its commitment to service.

     Wineries are typically capital intensive requiring specialized machinery such as destemmers, membrane presses, filter systems, crushers, tanks, pumps, bottling equipment and piping. The wine industry is divided into "premium" and "jug" table wines. The Company has focused its marketing efforts on the premium wine segment. The Company presently has approximately 450 winery customers.

<Page 3>

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

Employees

     At June 30, 2000, the Company had ten full-time employees.

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

                          PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS

Common Stock

     The Company's Articles of Incorporation authorize the issuance of 25,000,000 shares of Common Stock, $.001 par value per share. At June 30, 2000, 3,644,600 shares were outstanding. Shares of Common Stock (i) have equal rights to dividends from funds legally available therefor, when, as and if declared by the Company's Board of Directors, (ii) are entitled to share ratably in any remaining assets of the Company available for distribution to shareholders upon the Company's liquidation and (iii) do not have preemptive, subscription or conversion rights. All shares of Common Stock now outstanding are fully paid for and non-assessable.

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

     At June 30, 2000, the bid and ask quotations for the Company's shares, as reported by the National Quotation Bureau, Inc. were $0.218 and $0.30 respectively. From completion of the Company's initial public offering on March 1, 1990, the Company's securities were quoted sporadically in the Over-The-Counter (OTC) market, with relatively small volumes of actual trading. Since September 1990, the Company's Common Stock has also been sporadically quoted on the NASD Electronic Bulletin Board under the symbol "PEQM". These quotas were reported in the inter-dealer "pink sheets," and reflect inter-dealer prices without retail mark-up, mark-down or commission; are not necessarily representative of actual transactions or of the value of the Company's securities; and may not be based on any recognized technique of valuation used in the investment banking community.

     As of June 30, 2000, there were approximately 500 holders of record of the Company's then outstanding shares of Common Stock.

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


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Year Ended April 30, 2000 Compared to Year Ended April 30, 1999

     Total sales of the Company for the year ended April 30, 2000 decreased by $218,831 from sales for the year ended April 30, 1999. This decrease was due to a $49,565 decrease (from $1,900,550 to $1,850,985) in sales of wine and food products and services as well as by a $169,266 decrease (from $650,215 to $480,949) in sales of bio-technology products and services.

     Cost of goods sold decreased $117,980 and the gross profit decreased by $100,850 for the year April 30, 2000 as compared to the previous year. Gross profit as a percentage of revenue for 2000 fell to 28.7% compared to 30.2% for 1999.

<Page 6>

General and administrative expenses decreased $91,812 (to $500,791 from $592,603)for the year ended April 30, 2000 as compared to the previous year.

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

Summary of Statements of Operations of Process Equipment (in thousands except for per share amount)
                         Years Ended April 30th

                        2000                   1999                   1998

Sales                 $2,332                 $2,551                 $2,554

Gross Profit          $  668                 $  769                 $  821

Net Income            $  105                 $  116                 $  163

Net Income
Per Share              $.029                 $0.031                 $0.045

Summary of of Balance Sheets of Process Equipment (in thousands)

                          April 30, 2000               April 30, 1999

Working Capital                   $  987                       $  948

Total Assets                      $1,482                       $1,445

Stockholders' Equity              $1,205                       $1,099

<Page 8>

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
              INDEX TO FINANCIAL STATEMENTS
          PROCESS EQUIPMENT, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS                          Page

Report of Independent Public Accountants.....................10

Consolidated Balance Sheets at April 30, 1999 and 2000....11,12

Consolidated Statements of Operations
for the Years Ended April 30, 2000, 1999 and 1997........... 13

Consolidated Statements of Cash Flow
for the Years Ended April 30, 2000, 1999 and 1997............14

Consolidated Statements of Stockholders' Equity
for the Years Ended April 30, 2000, 1999 and 1998............15

Notes to Consolidated Financial Statements................16-19

<Page 9>

                       BAUM & COMPANY, P.A.
	                  Certified Public Accountants
               	1515 University Drive - Suite 209
	                 Coral Springs, Florida 33071
                 	      (954) 752-1712

                 	INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Process Equipment, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Process Equipment, Inc. and Subsidiary as of April 30, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended April 30, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Process Equipment, Inc. and Subsidiary as of April 30, 2000 and 1999 and the results of its operations and its cash flows for the years ended April 30, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.

Coral Springs, Florida
June 20, 2000

<page 10>

                  PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                      	CONSOLIDATED BALANCE SHEETS
                       	April 30, 2000 and 1999

                                	ASSETS

                                                	2000              1999
Current Assets

Cash in Bank and on Hand	                 $   376,705       $   363,594
Accounts Receivable
(less allowance for doubtful
 accounts of $10,000 for both
    2000 and 1999)	                           383,763           327,500
Inventory (Note 1)                        	   610,181           596,518
Prepaid Expenses                          	    13,382               -0-
Deposits 	                                      4,670             4,670

Total Current Assets	                       1,384,031         1,292,282

Property, Plant and Equipment
(Net of $80,234 and $171,988 of
of accumulated depreciation for 2000
and 1999 respectively)	                        59,697            56,982
(Notes 1 and 2)

Non-current assets

   Deferred tax asset               	          38,429            95,429

Total Assets                              	 1,482,157        $1,444,693

See Accountant's Report and Accompanying Footnotes

<Page 11>

                	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                    	CONSOLIDATED BALANCE SHEETS
                      	April 30, 2000 and 1999

                	LIABILITIES AND STOCKHOLDERS' EQUITY

                                            2000             1999

Current Liabilities
Notes and Lease Payable - Current
Portion (Notes 3 and 4)			            $        0       $    4,450

Accounts Payable and Accrued
Expenses						                           259,467          331,914
Customer Deposits 	  				                 17,973            8,920

Total Current Liabilities				            277,440          345,284

Long Term Liabilities
Notes and Leases Payable
(Notes 3 and 4)	    					                    -0-            - 0 -

Total Liabilities	    					              277,440          345,284

Stockholders' Equity
Common Stock, Par Value $.001;
 25,000,000 Shares Authorized
 3,644,800 Issued and Outstanding			       3,645 	          3,645

Additional Paid in Capital			         	1,249,412        1,249,412

Accumulated Deficit	 				              (105,357)        (153,648)

Total Equity	 			                      1,204,717        1,099,409

Total Liabilities and
 Stockholders' Equity				             $1,481,157       $1,444,693

See Accountant's Report and Accompanying Footnotes.

<Page 12>

               		  	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
		                 	CONSOLIDATED STATEMENTS OF OPERATIONS
	             	For The Years Ended April 30, 2000, 1999 and 1998


                    		          2000              1999            1998
Revenues		 	              	$2,331,934        $2,550,765      $2,554,081

Cost of Goods Sold  		      1,663,735         1,781,715         732,913
Gross Profit	    		           668,200           769,050 	  	    821,168

General and Administrative
Expenses	          		         500,791           592,603         566,237
Income (Loss) Before Other
Income (Expenses) and
Provision for Income Taxes	   167,409           176,447 	       254,931
Other Income (Expenses)

Interest Income    	           18,114             9,815 	         - 0 -
Interest Expense			              (172)           (1,352)	        (3,273)
Gain on Asset Disposal	   	       -0-             3,102 	         - 0 -
Other Income               	      -0-               416 	           276
 Total Other Income (Expenses) 17,942            11,981 	        (2,997)

Income (Loss) Before Provision
for Income Taxes	             183,351           188,428 	        251,934

Provision for Income Taxes
(Note 1)
Current	                      (22,984)          (12,403) 	          (800)
Deferred	                     (57,000)          (60,000) 	       (88,000)
	                             (76,984)          (72,403) 	       (88,800)

Net Income	                $  105,357        $  116,025       $  163,134

Earnings Per Share
(Note 1)	                   $  0.0289        $   0.0318 	     $   0.0448

             	See Accountant's Report and Accompanying Footnotes

<Page 13>

                     PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                For the Years Ended April 30, 2000, 1999 and 1998

                 		    Common Stock  	Paid In       	Accumulated
                           Shares     Amount     Capital	     (Deficit)



Balance April 30, 1997	3,644,800	      $3,645	 $1,249,412	   $ (432,807)

Net Income		         	     - 0 -	       - 0 -	      - 0 -	      163,134


Balance April 30, 1998	3,644,800	       3,645	  1,249,412	     (269,673)

Net Income		               - 0 -        - 0 -	      - 0 -	      116,025

Balance April 30, 1999	3,644,800	       3,645	  1,249,412	     (153,648)

Net Income		        	      - 0 -	       - 0 -	      - 0 -	      105,357


Balance April 30, 2000	3,644,800	      $3,645	 $1,249,412	   $ ( 48,340)


	See Accountant's Report and Accompanying Footnotes

<Page 14>

               PROCESS EQUIPMENT, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Years Ended April 30, 2000, 1999 and 1998

                                       2000         1999 	        1998
Cash Flow from Operational
Activities:
Net Income	                       $ 105,357 	   $116,025 	   $ 163,134
Adjustments to Reconcile
Net Income to Net Cash Used
for Operating Activities:
Depreciation and Amortization	        7,201 	     16,703 	       9,517
                                    112,558 	    132,728       172,651
Changes in Assets and Liabilities
(Increase) Decrease in Accounts
Receivable	                         (56,263)	    215,977       (72,513)
(Increase) Decrease in Inventory    (13,663)	   (173,038)	     (70,905)
(Increase) Decrease in Prepaid
Expenses	                           (13,382) 	     4,470         8,570
(Increase) Decrease in Deposits	      - 0 -       (2,988)        7,659

Decrease in Deferred Tax Asset	      57,000  	    49,071 	      88,000

Increase (Decrease) in Notes
Payable	                              - 0 -	     (23,003)      (29,748)
Increase (Decrease) in Accounts
Payable and Accrued Expenses	       (72,447)	     79,239        (3,060)
Increase (Decrease) in Customer
Deposits	                             9,053	      (6,613)     (114,348)

Net Cash Used in Operational
Activities	                          22,856 	    275,843 	     (13,694)

Cash Flows from Investing Activities:
Acquisition of Fixed Assets	         (9,745)	    (11,245)      (25,666)

Net Increase (Decrease) in Cash      13,111      264,598       (39,360)
Cash - Beginning	                   363,594 	     98,996 	     138,356
Cash - Ending	                    $ 376,705 	  $ 363,594     $  98,996

See Accountant's Report and Accompanying Footnotes

<Page 15>

                 	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
               	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             	FOR THE YEARS ENDED APRIL 30, 2000, 1999, AND 1998

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

Income Taxes
The Company has elected to be taxed under Subchapter C of the Internal Revenue Code. For income tax purposes, depreciation is computed using the accelerated cost recovery method and the modified accelerated cost recovery system. The Company has federal net operating loss carry forwards, of approximately $125,000 which expire in the year 2008.

  		Under FASB 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the Financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Application of FASB 109 requires an allowance be recognized if there is a question as to the company's ability to use any and or all of the future tax loss benefits.  For presentation of the current comparative financial statements it has been deemed appropiate recognize this benefit for each year presented.

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

<Page 16>

              	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
	            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	         FOR THE YEARS ENDED APRIL 30, 2000, 1999, AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share
Primary earnings per common share are computed by dividing the net income
(loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of shares used for the fiscal years ended April 30, 2000, 1999 and 1998 was 3,644,800.

Customer Deposits
The Company collects deposits from various customers for custom designed equipment and for certain large orders. The deposits are collected while the equipment is being designed and manufactured and are shown as a liability when collected. These funds become revenues when the equipment is completed and shipped to the customer.

NOTE 2 - PROPERTY, PLANT and EQUIPMENT
	                                       	2000 	           1999

Transportation Equipment		           $ 26,712        	$ 49,141
Office Equipment		                     37,391          105,986
Shop Equipment		                       35,261	          37,237
Leasehold Improvement		                35,897	          36,404

Total	                               	135,261   	      228,970
Less:  Accumulated Depreciation		      80,234          171,988
Net Fixed Assets		                   $ 55,027	        $ 56,982

NOTE 3 - LEASING ARRANGEMENTS

Operating Lease

The Company conducts its operations from facilities that are leased under a five year lease ending July, 1998 which has been extended to July 2003. The lease calls for monthly rent payments commencing September, 1998 of $5,509 per month plus common area maintenance charges which includes a pro-rata share of real property taxes.

Rent expense amounted to $ 95,866, $76,247, and $72,666 for the years ended April 30, 2000, 1999 and 1998, respectively.

<Page 17>

                 	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
               	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            	FOR THE YEARS ENDED APRIL 30, 2000, 1999, AND 1998



NOTE 3 - LEASING ARRANGEMENTS (Continued)

Future Minimum Lease Payments

Future minimum lease payments for capital and operating leases at April 30, 2000 are:

     Years Ending		                  Operating
     April 30    		                      Lease

     2001		                             58,994
     2002		                             88,492
     2003		                             88,492

     Total Minimum Payments           $235,978


NOTE 4 - NOTES AND LEASES PAYABLE

Note payable consist of the following:	          	2000	            1999

Leases Payable (See Note 3)	               	  $  - 0 -       	   $ - 0 -

Notes Payable - Stockholders
Unsecured Notes payable due on demand with
interest payable at a rate of 6%.	               - 0 -             - 0 -

Note Payable - Transportation Equipment
Installment loan bearing interest at 1.9%
per annum with monthly payments of $563.
Secured by Equipment.		                          - 0 -             4,450

Total	                                           - 0 -             4,450
Less:  Current Portion		                         - 0 - 	           4,450
Long-Term Liabilities	                        $  - 0 -          $  - 0 -

<Page 18>

              PROCESS EQUIPMENT, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE YEARS ENDED APRIL 30, 2000, 1999, AND 1998


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


NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION


Year ended April 30,               	    2000             1999	      1998

Taxes Paid                         	 $17,362	         $12,403     $  800

Interest Paid	                       $   172           $1,352	    $3,273

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


Name                        Age                      Position

George P. Cortessis          41                      Secretary, Treasurer
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

George P. Cortessis         41                Vice President, Secretary,
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

  Mr. Cortessis graduated from the University of California - Berkeley in 1983 with a Bachelor of Science Degree in Chemical Engineering.

<Page 21>

  ITEM 11. EXECUTIVE COMPENSATION

  During the three fiscal years ending April 30, 1998, 1999 & 2000 Mr. Cortessis each received the following salaries.


  Summary of Compensation Table



Name and Principal                    2000           1999           1998
Position                            Salary         Salary         Salary


George P. Cortessis                $33,000        $33,000        $33,000
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

<Page 24>


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


                                                      Dated: July 29, 2000


  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature
Title                                                                  Date


   ____________________
  George  P.  Cortessis

Secretary, Treasurer                                          July 29, 2000
and Director

  (Principle Accounting and Financial Officer)





<Page 27>