Form 10-Q
period 2000-07-31
PROCESS EQUIPMENT INC
filed 2000-09-14
CIK 857073

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2000

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

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

Class Outstanding as of July 31, 2000
Common Stock, $.001 par value           3,644,800.




PART I          FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

PROCESS EQUIPMENT, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS                           Page

Consolidated Balance Sheets
at July 31, 2000 and April 30, 2000........................... 3

Consolidated Statements of Operations
for the Three Months Ended July 31, 2000 and
July 31, 1999................................................. 4

Consolidated Statements of Cash Flow
for the Three Months Ended July 31, 2000
July 31, 1999................................................. 5

Consolidated Statements of Stockholders' Equity
for the Three Months Ended July 31, 2000...................... 6

Notes to Consolidated Financial Statements.................... 7



























                       PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS
                        July 31, 2000 and  April 30, 2000
                                  (Unaudited)

Assets

                                      July 31,           April 30,
                                         2000                2000
Current Assets
  Cash                              $ 295,905          $  376,705
  Accounts Receivable - Trade (less
  $10,000 Reserve for Bad Debts)      463,682             383,763
  Inventory (Note 1)                  648,482             610,181
  Prepaid Expenses                     10,023              13,382
  Deposit                               4,670               4,670
Total Current Assets                1,422,762           1,384,031

Property, Plant and Equipment
(Notes 1 and 3)                        69,638              59,697

Non-Current Assets:
Deffered Tax Asset                     34,929              38,429
      Total Assets                  1,522,660           1,482,157

Liabilities and Stockholders' Equity

Current Liabilities
Notes and Lease payable - current
portion (Notes 5 and 6)                     0                   0
Accounts Payable and Accrued
Expenses                              307,314             259,467
Customer Deposits (Note 1)              5,631              17,973
     Total Current Liabilities        312,945             277,440
Long Term Liabilities
Notes and Leases payable
    (Notes 5 and 6)                         0                   0
         Total Liabilities            312,945             277,440

Stockholders' Equity
Common Stock, par value $.001;
25,000,000 shares authorized,
3,644,800 issued and outstanding        3,645               3,645
Additional Paid in Capital          1,249,413           1,249,412
Accumulated Deficit                    48,341             103,648
         Total Equity               1,209,715           1,444,693

Total Liabilities and
Stockholders' Equity                1,522,660           1,444,693

See Accompanying Footnotes

PROCESS EQUIPMENT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended July 31, 2000 and 1999
(Unaudited)

                                     July 31,            July 31,
                                        2000                1999

Sales                                557,637             634,570
Commissions                                0                   0
Total Revenue                        557,637             634,570

Cost of Goods Sold                   422,315             444,488

Gross Profit                         135,322             190,082

Selling, General and
Administrative Expenses              132,546             117,274

Income from Operations                 2,776              72,808

Other Income and (Expense)
Other Income                           5,722               2,355

Income Before Income Taxes             8,498              75,163

Provision for Income Taxes
Current                                    0                   0
Deffered Tax Provision                 3,500             (26,000)

Net Income                             4,998          $   49,163

Net Income Per Share                  $0.001              $0.013

See Accompanying Footnotes
















PROCESS EQUIPMENT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOW
For the Three Months Ended July 31, 2000
(Unaudited)


                                                      July 31,
                                                         1999
Cash Flow from Operational Activities:
Net Income                                           $  4,998
Adjustments to Reconcile
Net Income to Net Cash Used
for Operating Activities:
Depreciation and Amortization                           3,691
                                                        8,689

Changes in Assets and Liabilities:
Increase in Accounts Receivable                       (79,919)
Increase in Inventory                                 (38,301)
Decrease in Prepaid Expenses                            3,359
Increase in Deffered Tax Asset                          3,500
Increase in Accts Payable and
Accrued Expenses                                       47,847
Decrease in Customer Deposits                         (12,342)
                                                      (75,856)

Net Cash Flow from Operational Activities            ( 67,167)

Cash Flows from Investing Activities:
Increase in fixed assets                               13,633

Net Decrease in Cash                                   80,800

Cash - Beginning                                      376,705

Cash - Ending                                       $ 295,905
See Accompanying Footnotes











PROCESS EQUIPMENT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Months Ended July 31, 2000
(Unaudited)


                                              Additional        Retained
                            Common Stock        Paid In         Earnings
                        Shares      Amount      Capital        (Deficit)


Balance April 30, 2000  3,644,800     $ 3,645   $1,249,412    $( 48,341)

Net Income                                                        4,998

Balance July 31, 2000   3,644,800     $ 3,645   $1,249,412    $( 43,343)

See Accompanying Footnotes






























PROCESS EQUIPMENT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2000 (Unaudited)

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

Basis of Presentation The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month period ended July 31, 2000 are not necessarily indicative of the results that may be expected for the year ending April 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 2000.

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

Income Taxes
The Company has elected to be taxed under Subchapter C of the Internal Revenue Code. For income tax purposes, depreciation is computed using the accelerated cost recovery method and the modified accelerated cost recovery system. The Company has federal net operating loss carry forwards, of approximately $34,929 which expire in the year 2,008.

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































                   PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Three Months Ended July 31, 2000 (Unaudited)


Principles of ConsolidationThe consolidated financial statements include the accounts of the Company and its subsidiary. The consolidation was treated as a reverse acquisition.

Earnings/Loss Per Share
Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the three months ended July 31, 2000 and July 31, 1999.

Customer Deposits
The Company collects deposits from various customers for custom designed equipment and for certain large orders. The deposits are collected while the equipment is being designed and manufactured and are shown as a liability when collected. These funds become revenues when the equipment is completed and shipped to the customer.

Note 2 - Vendor Deposits
The Company may have funds deposited with foreign vendors for imported equipment sales.

Note 3 - Property, Plant and Equipment

Transportation Equipment                               $ 40,345
Office Equipment                                         37,391
Shop Equipment                                           35,261
Leasehold Improvement                                    40,844

Total                                                  $153,841
Less:  Accumulated Depreciation                          84,203
                                                       $ 69,638
Note 5 - Leasing Arrangements

Capital Lease
The Company leases certain equipment under a noncancellable capital lease that expires September, 1997. Assets recorded under this lease as of July 31, 1998 consist of the following:

Equipment                                              $  4,811
Less accumulated amortization                             4,811
                                                       $      0

PROCESS EQUIPMENT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2000 (Unaudited)

Operating Lease
The Company conducts its operations from facilities that are leased under a five year lease ending September, 2003. The lease calls for monthly rent payments commencing September, 1998 of $5,509.67 per month plus common area maintenance charges which includes a pro-rata share of real property taxes.

Rent expense amounted to $ 22,123 and $22,123 for the three months ended July 31, 2000 and July 31, 1999, respectively.

Future Minimum Lease Payments
Future minimum lease payments for capital and operating leases at July 31, 2000 are:

Years Ending                  Operating
April 30,                       Lease
2001                             27,548
2002                             66,116
2003                             66,116
2004                             22,039

Total Minimum Payments          181,819

Note 6 - Notes and Leases Payable

Notes and Leases payable consists of the following:

Leases Payable (See Note 5)                         $      0














Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

Three Months Ended July 31, 2000 Compared to Three Months Ended
July 31, 1999

Total sales of the Company for the three months ended July 31, 2000 decreased by $ 76,933 from sales for the three month period ended July 31, 1999.
Cost of goods sold decreased $ 22,173 and the gross profit decreased by $54,760 for the three month period ended July 31, 2000 as compared to the three month period ended July 31, 1999. Gross margin decreased to 24.3% from 30.6% for the same period of the prior year. The gross profit decrease was due to the decrease in sales and decrease in gross margin.
General and administrative expenses increased by $10,557 for the three month period ended July 31, 2000 as compared to the three month period ended July 31, 1999. The net effect of the decreases in sales and increases in general and administrative expenses led to a net profit of $ 4,988 for the most recent period compared to a net profit of $48,696 for the year earlier period.


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