Form 10-Q
period 2000-10-31
PROCESS EQUIPMENT INC
filed 2000-12-15
CIK 857073

---------------------------------------------------------------
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                        ___________________

                             FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

            For the quarterly period ended October 31, 2000

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

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

Class		                                    	Outstanding as of
                                            October 31, 2000

Common Stock, $.001 par value			                  3,644,800.



<page 1>



                          PART I	FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                     PROCESS EQUIPMENT, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS                           Page

Consolidated Balance Sheets
at October 31, 2000 and April 30, 2000........................ 3

Consolidated Statements of Operations
for the Six Months Ended October 31, 2000 and
October 31, 1999.............................................. 4

Consolidated Statements of Operations
for the Three Months Ended October 31, 2000 and
October 31, 1999.............................................. 5

Consolidated Statements of Cash Flow
for the Six Months Ended October 31, 2000..................... 6

Consolidated Statements of Stockholders' Equity
for the Six Months Ended October 31, 2000..................... 7

Notes to Consolidated Financial Statements.................... 8-11


<page 2>


               	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                     	CONSOLIDATED BALANCE SHEETS
                 	October 31, 2000 and  April 30, 2000
                               (Unaudited)

                   	             Assets
                                               October 31,      April 30,
                                                     2000	          2000
Current Assets
     Cash				                      	            $ 597,839     $  376,705
     Accounts Receivable - Trade (less
     $10,000 Reserve for Bad Debts)	              311,453        383,763
     Inventory (Note 1)	                          586,505        610,181
     Prepaid Expenses					                         10,651         13,382
     Deposits (Note 2)			                           4,670          4,670

     Total Current Assets	                      1,506,537      1,384,031

Property, Plant and Equipment
(Notes 1 and 3)		                                  53,538	        59,697

Non-Current Assets:
     Deferred Tax Asset (Note 1)                   14,929         38,429

Total Assets                                  $ 1,575,034    $ 1,482,157

	                 Liabilities and Stockholders' Equity

Current Liabilities
      Notes and Lease payable - current
      portion (Notes 5 and 6)		               $         0    $         0
      Accounts Payable and Accrued
      Expenses                                    313,520        259,467
      Customer Deposits (Note 1)                    2,181         17,973
      Total Current Liabilities                   325,246        277,440
Long Term Liabilities
      Notes and Leases payable
      (Notes 5 and 6)				                               0              0

      Total Liabilities                           325,246        277,440

Stockholders' Equity
      Common Stock, par value $.001;
      25,000,000 shares authorized,
      3,644,800 issued and outstanding               3,645          3,645
      Additional Paid in Capital                 1,249,412      1,249,412
      Accumulated Deficit                          (60,286)      (105,357)
          Total Equity                           1,249,788      1,204,717

Total Liabilities and
      Stockholders' Equity                   $   1,575,034   $  1,482,157

                          See Accompanying Footnotes

<page 3>

                  	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                  	CONSOLIDATED STATEMENTS OF OPERATIONS
            	For the Six Months Ended October 31, 2000 and 1999
                                (Unaudited)

                                                 October 31,	     October 31,
                                                       2000		           1999

Sales	                                         $  1,277,628     $  1,340,300
  Commissions		                                           0                0
Total Revenue			                                  1,277,628        1,340,300
Cost of Goods Sold	          	                      951,394          961,972

Gross Profit		                           	          326,234          378,327

Selling, General and Administrative
Expenses	                                	          269,950          231,213

Income from Operations			                            56,284          147,114

Other Income and (Expense)
Other Income                                         12,287            5,809

Income Before Income Taxes                           68,571          152,923

Provision for Income Taxes
     Current Income Taxes                                 0          ( 5,632)
     Deferred Tax Provision                         (23,500)         (48,500)

Net Income 	                          			        $   45,071         $ 98,791

Net Income Per Share		                           $    0.012         $   .027

       	               See Accompanying Footnotes




<page 4>



                         	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                         	CONSOLIDATED STATEMENTS OF OPERATIONS
                  	For the Three Months Ended October 31, 2000 and 1999
                                    (Unaudited)

                                                October 31,	     October 31,
                                                      2000	            1999

Sales	                                          $  719,996       $  705,430
    Commissions                                          0                0
Total Revenue			                                   719,996	         705,430

Cost of Goods Sold                                 526,144          519,297

Gross Profit				                         	         193,852          186,133

Selling, General and Administrative
Expenses						                                     141,078          112,853

Income from Operations			                           52,773           73,280

Other Income and (Expense)
Other Income                                         6,565            3,454

Income Before Income Taxes		                        59,338           76,734

Provision for Income Taxes
     Current Income Taxes                                0           (5,632)
     Deferred Tax Provision                        (20,000)         (22,500)

Net Income 				                                  $  39,339       $   48,602

Net Income Per Share		                          $    0.011      $     0.013

          	                     See Accompanying Footnotes

<page 5>



                     PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                   For the Six Months Ended October 31, 2000
                                  (Unaudited)

                                                            October 31,
                                                                  2000
Cash Flow from Operational Activities:

Net Income			                                                $  45,071
Adjustments to Reconcile
Net Income to Net Cash Used
for Operating Activities:
Depreciation and Amortization	                            		    14,363
                                                                59,434

Changes in Assets and Liabilities:
Decrease in Accounts Receivable	                                72,308
Decrease in Inventory				                                       23,676
Decrease in Prepaid Expenses			                                  2,731
Decrease in Deferred Tax Asset                                  23,500
Increase in Accts Payable and
Accrued Expenses					                                           54,053
Decrease in Customer Deposits			                               (15,792)

                                                               160,476

Net Cash Flow from Operational Activities	                     219,910

Cash Flow from Investing Activities:
Increase in fixed Assets                                         1,224

Net Increase in Cash					                                      221,134

Cash - Beginning		                          				               376,705

Cash - Ending							                                        $  597,839

                         	See Accompanying Footnotes



<page 6>














                     	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                 	CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the Six Months Ended October 31, 2000
                                  (Unaudited)

                                                  Additional      Retained
       	                   Common Stock            Paid In        Earnings
                        Shares         Amount       Capital       (Deficit)

Balance April 30, 2000  3,644,800     $ 3,645	    $1,249,412     $(105,357)

Net Income                                                          45,071

Balance Oct. 31, 2000   3,644,800     $ 3,645     $1,249,412     $ (60,286)

                              	See Accompanying Footnotes


<page 7>





                       	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                      	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               	For the Six Months Ended October 31, 2000 (Unaudited)

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

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six month period ended October 31, 2000 are not necessarily indicative of the results that may be expected for the year ending April 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 2000.

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

Income Taxes
The Company has elected to be taxed under Subchapter C of the Internal Revenue Code. For income tax purposes, depreciation is computed using the accelerated cost recovery method and the modified accelerated cost recovery system. The Company has federal net operating loss carry forwards, of approximately $ 14,929 which expire in the year 2,008.


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


<page 8>

                   	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                  	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  	For the Six Months Ended October 31, 2000
                                   (Unaudited)

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiary. The consolidation was treated as a reverse acquisition.

Earnings/Loss Per Share
Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the three months ended October 31, 2000 and October 31, 1999.

Customer Deposits
The Company collects deposits from various customers for custom 	designed
equipment and for certain large orders. The deposits are 	collected while
the equipment is being designed and manufactured and are shown as a liability when collected. These funds become revenues when the equipment is completed and shipped to the customer.

Note 2 - Vendor Deposits
The Company has funds deposited with foreign vendors for imported equipment sales.

Note 3 - Property, Plant and Equipment

Transportation Equipment				                    $  27,935
Office Equipment					                              37,391
Shop Equipment						                               35,894
Leasehold Improvement				                          40,844

Total				           			                         $ 142,064
Less:  Accumulated Depreciation		                  88,496

                                                $  53,568


<page 9>




                 	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          	For the Three Months Ended October 31, 2000 (Unaudited)

Operating Lease
The Company conducts its operations from facilities that are leased under a five year lease ending September, 2003. The lease calls for monthly rent payments commencing September, 1999 of $5,509.67 per month plus common area maintenance charges which includes a pro-rata share of real property taxes.

Rent expense amounted to $ 22,122 and $22,122 for the three months ended October 31, 2000 and October 31, 1999 respectively.

Future Minimum Lease Payments
Future minimum lease payments for capital and operating leases at October 31, 2000 are:

Years Ending
April 30,  			            Operating Lease
2001                           33,058
2002                           66,116
2003                           66,116
2004                           22,039

Total Minimum Payments        187,329

<page 10>


                    Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

Three Months Ended October 31, 2000 Compared to Three Months Ended October
31, 1999
Total sales of the Company for the three months ended October 31, 2000 increased by $ 14,566 from sales for the three month period ended October 31, 1999.
Cost of goods sold increased $ 6,847 and gross profits increased by $ 7,719 for the three month period ended October 31, 2000 as compared to the three month period ended October 31, 1999. The gross profit increase was due to the increase in sales volume as well as increase in gross margins to 26.9% compared to 26.4% for the same period of the prior year.
General and administrative expenses increased by $ 28,225 for the three month period ended October 31, 2000 as compared to the three month period ended October 31, 1999. The net effect of the increase in gross profits and increase in general and administrative expenses led to a net profit of $ 39,339 for the most recent period compared to a net profit of $48,602 for the year earlier period.


Six Months Ended October 31, 2000 Compared to Six Months Ended October 31,
1999
Total sales of the Company for the six months ended October 31, 2000 decreased by $ 62,672 from sales for the six month period ended October 31, 1999.
Cost of goods sold decreased by $ 10,578 and gross profit decreased by $ 52,093 for the six month period ended October 31, 2000 as compared to the six month period ended October 31, 1999. This gross profit decrease was due to the decrease in sales volume and a gross margins decreased to 25.5% from 28.2% for the same period of the prior year.
General and administrative expenses increased by $ 38,737 for the six month period ended October 31, 2000 as compared to the six month period ended October 31, 1999. The net effect of the decrease in gross profits and increase in general and administrative expenses led to a net profit of $ 45,071 for the six months ended October 31, 2000 compared to a net profit of $ 98,791 for the six month period ended October 31, 1999.

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