Form 10-Q
period 2001-01-31
PROCESS EQUIPMENT INC
filed 2001-03-19
CIK 857073

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________


FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2001

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

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

Class				                              Outstanding as of
                                       January 31, 2001

Common Stock, $.001 par value		        3,644,800.

<Page 1>


PART I	FINANCIAL INFORMATION

ITEM #1.   FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

PROCESS EQUIPMENT, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS                           Page

Consolidated Balance Sheets
at January 31, 2001 and April 30, 2000................... 3

Consolidated Statements of Operations
for the Three Months Ended January 31, 2001
and January 31, 2000..................................... 4

Consolidated Statements of Operations
for the Nine Months Ended January 31, 2001
and January 31, 2000..................................... 5

Consolidated Statements of Cash Flow
for the Nine Months Ended January 31, 2001................6

Consolidated Statements of Stockholders' Equity
for the Nine Months Ended January 31, 2001................7

Notes to Consolidated Financial Statements............... 8-10

ITEM #2 MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations.....................................11

Liquidity and Capital Resources...........................12

ITEM #3 SIGNATURES........................................13

<Page 2>


PROCESS EQUIPMENT, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
January 31, 2001 and  April 30, 2000
(Unaudited)

                          Assets
                                          January 31,     April 30,
                                                2001          2000
Current Assets
    Cash                                   $ 671,126     $ 475,464
    Accounts Receivable -Trade
    (less $10,000 Reserve for Bad Debts)     143,597       399,457
    Inventory (Note 1)                       620,615       567,834
    Prepaid Expenses                           8,682         9,395
    Vendor Deposits			                   	     9,480             0

Total Current Assets                       1,453,500     1,456,820

    Property, Plant and Equipment
   (Notes 1 and 3)                            48,633        55,868

Non-Current Assets:
    Deffered Tax Asset                        30,669        21,929

Total Assets	                	             1,532,802     1,534,617


               Liabilities and Stockholders' Equity

Liabilities
     Notes and Lease payable -
     Current portion (Notes 5 and 6)       $      0    $      530
     Acounts Payable and Accrued            223,219       300,735
     Expenses
     Customer Deposits (Note 1)              79,013        11,384

Total Liabilities                           302,232       312,649


Stockholders' Equity
Common Stock, par value $.001;
25,000,000 shares authorized
3,644,800 issued and outstanding              3,645         3,645
Additional Paid in Capital                1,249,412     1,249,412
Accumulated Deficit                       (  22,487)     ( 31,089)
          Total Equity                    1,230,570     1,221,969

Total Liabilities and
Stockholders' Equity                    $ 1,532,802   $ 1,534,618
	See Accompanying Footnotes

<Page 3>


PROCESS EQUIPMENT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended January 31, 2001 and January 31, 2000
(Unaudited)

                                           January 31,     January 31,
                                                 2001	           2000

Total Revenues: Sales		                       292,244         579,621
Cost of Goods Sold                            204,843         369,834

Gross Profit		                         			     87,400         209,787

Selling, General and Administrative
Expenses				                           	 	    118,273         158,811

Income from	Operations	                       (30,873)         50,976

Other Income and (Expense)
Other Income Interest                           8,903           6,622

Income Before Income Taxes                    (21,970)         57,598

Provision for Income Taxes

Current                                        (9,867)        (8,500)
Deffered Tax Provision                         15,740         (7,790)

Net Income                   	               $(16,097)      $ 25,098


Net Income (Loss)Per Share                   $(   .00)       $   .01



See Accompanying Footnotes

<Page 4>



PROCESS EQUIPMENT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended January 31, 2001 and January 31, 2000
(Unaudited)

                                      January 31,     January 31,
                                            2001            2000

Total Revenues: Sales                $ 1,566,566      $1,920,165

Cost of Goods Sold                     1,156,545       1,335,126
Gross Profit                             410,021         585,040
Selling, General and Administrative
Expenses                                 390,691         387,229

Income from Operations	                   19,331         197,811


Other Income and (Expense)
Other Income                              24,151          12,448

Income Before Income Taxes                43,481         210,259

Provision for Income Taxes
Current                                  ( 9,867)        (12,498)
Deffered Tax Provision                   ( 7,760)        (65,002)


Net Income                             $  25,854      $  122,609

Net Income (Loss) Per Share            $     .01      $      .03


	See Accompanying Footnotes

<Page 5>


PROCESS EQUIPMENT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOW
For the Nine Months Ended January 31, 2001
(Unaudited)

                                                  January 31,
                                                        2001
Cash Flow from Operational Activities:

Net Income                                        $   25,854
Adjustments to Reconcile
Net Income to Net Cash Used
for Operating Activities:
Depreciation and Amortization                         (5,243)
                                                      20,611

Changes in Assets and Liabilities:
Decrease in Accounts Receivable		                    255,860
Increase in Inventory		                              (52,178)
Decrease in Prepaid Expenses                             (73)
Increase in Vendor Deposits                           (9,480)
Increase in Derrered Tax Asset                        (8,740)
Decrease in Accounts Payable and Accrued Expenses    (78,047)
Increase in Customer Deposits                         67,709
                                                     175,051

Net Cash Flow from Operational Activities            195,662

Cash Flows from Investing Activities:
Increase in Fixed Assets                                   0


Net Increase in Cash		                  		           195,662

Cash - Beginning                                     475,464

Cash - Ending                                        671,126





	See and Accompanying Footnotes

<Page 6>


PROCESS EQUIPMENT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Nine Months Ended January 31, 2000
(Unaudited)




                                                 Additional      Retained
                              Common Stock       Paid In	     Earnings
                           Shares     Amount     Capital         (Deficit)

Balance April 30, 2000  3,644,800    $ 3,645	    $1,249,412    $( 48,340)

Net Income                                                        25,584

Balance
      January 31, 2001  3,644,800    $ 3,645	    $1,249,412    $( 22,486)


	See Accompanying Footnotes


<Page 7>



PROCESS EQUIPMENT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2001 (Unaudited)

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

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine month period ended January 31, 2001 are not necessarily indicative of the results that may be expected for the year ending April 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 2000.

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

<Page 8>



PROCESS EQUIPMENT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2001
(Unaudited)

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiary. The consolidation was treated as a reverse acquisition.


Earnings Per Share
Primary earnings per common share are computed by dividing the net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the three months ended January 31, 2001 and January 31, 2000.

Customer Deposits
The Company collects deposits from various customers for custom designed equipment and for certain large orders. The deposits are collected while the equipment is being designed and manufactured and are shown as a liability when collected. These funds become revenues when the equipment is completed and shipped to the customer.

Note 2 - Vendor Deposits

The Company has, from time to time, funds deposited with foreign and/or domestic vendors as pre-payments for purchased equipment.

Note 3 - Property, Plant and Equipment

Transportation Equipment                   $ 28,225
Office Equipment                             37,391
Shop Equipment                               35,261
Leasehold Improvement                        35,594

Total                                      $136,471
Less:  Accumulated Depreciation              87,838

                                           $ 48,633


<Page 9>



PROCESS EQUIPMENT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2001
(Unaudited)

Operating Lease

Rent expense amounted to $66,369 and $73,741 for the nine months ended January 31, 2001 and January 31, 2000 respectively.

Operating Lease
The Company conducts its operations from facilities that are leased under a five year lease ending September, 2003. The lease calls for monthly rent payments commencing September, 1998 of $5,509.67 per month plus common area maintenance charges which includes a pro-rata share of real property taxes.

Future Minimum Lease Payments
Future minimum lease payments for capital and operating leases at January 31, 2001 are:

Years Ending				Operating
April 31					  Lease
2001                                16,529
2002                                66,116
2003                                49,587


Total Minimum Payments             132,232


<Page 10>



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

Three Months Ended January 31, 2001 Compared to Three Months Ended January 31, 2000

Total sales of the Company for the three months ended January 31, 2001 decreased by $ 287,377 from sales for the three month period ended January 31, 2000.
Cost of goods sold decreased by $ 164,991 and the gross profit decreased by $122,387 for the three month period ended January 31, 2001 as compared to the three month period ended January 31, 2000.
Gross profit margin for the three month period ended January 31, 20010 was 29.9%. This result represents an decrease from the company's prior year quarterly period margin of 36.2%.
General and administrative expenses decreased by $ 40,538 for the three month period ended January 31, 2001 as compared to the three month period ended January 31, 2000.
The decrease in sales revenue and general expenses resulted in the Company realizing a net loss from operations of $21,970 for the three months ended January 31, 2000 as compared to an net income of $ 50,976 for the three months ended January 31, 2000.
The Company realized a net after tax loss of $ 16,097 for the fiscal quarter ended January 31, 2001 compared with a net profit of $36,745 for the three months ended January 31, 2000.

Nine Months Ended January 31, 2001 Compared to Nine Months Ended
January 31, 2000

Total sales of the Company for the nine months ended January 31, 2001 decreased by $ 353,599 from sales for the nine month period ended January 31, 2000.
Cost of goods sold decreased by $ 178,581 and gross profit decreased by $175,019 for the nine month period ended January 31, 2001 as compared to the nine month period ended January 31, 2000. Gross profit margin for the latest nine month period was 26.2%. The current period margin is slightly lower than the company's historic aggregate margins of 27% to 30%.
General and administrative expenses increased by $ 3,462 for the nine month period ended January 31, 2001 as compared to the nine month period ended January 31, 2000. We attribute this substantial reduction in revenues and deviation from historic gross margins to a widespread weakening of demand for the company's products as result of general declining economic conditions. Concomitant increase in competition for the reduced volume of potential sales available has necessitated reductions in realized margin to secure such orders which are available.
The decrease in sales revenue combined with the increase in General and Administrative expenses resulted in the Company realizing a net income from operations of $43,481 for the nine months ended January 31, 2001 as compared to an net income of $ 197,811 for the nine months ended January 31, 2000.
The Company realized a net after tax profit of $ 25,854 for the nine month ended January 31, 2001 compared with a net profit of $122,609 for the nine months ended January 31, 2000.

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



Date: March 16, 2001

<Page 12>