Form 10-K
period 2001-04-30
PROCESS EQUIPMENT INC
filed 2001-08-21
CIK 857073

>

                      SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                ___________________
                                     FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

               For the fiscal year ended          Commission
                                                  File Number
                    April 30, 2001                  0-18980
                           ____________________
               PROCESS EQUIPMENT, INC. (formerly PEI, Inc.)
               (Exact name of registrant as specified in its charter)

                  Nevada                             62-1407522
               (State or other jurisdiction of      (I.R.S. Employer
               incorporation or organization)        Identification No.)

                                      26569 Corporate Ave.
                                  Hayward, California  94545
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES X    NO
Indicate by check mark if disclosure filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The estimated aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of June 30, 2001:
$410,000. This estimated market value is based on the average quoted bid and ask prices of such stock on June 30, 2001. The registrant's Common Stock has been sporadically quoted in the over-the-counter market. The quotes reflect inter- dealer trading and are not necessarily representative of actual transactions or of the value of Common stock. The number of shares of the registrant's Common Stock outstanding as of June 30, 2001 is 3,644,800.

Documents incorporated by reference:  See page #26


                                  PART I

ITEM 1.    BUSINESS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS. THESE INCLUDE STATEMENTS CONCERNING PLANS, OBJECTIVES, GOALS, STRATEGIES, FUTURE EVENTS OR PERFORMANCE AND ALL OTHER STATEMENTS WHICH ARE OTHER
THAN STATEMENTS OF HISTORICAL FACT, INCLUDING, WITHOUT LIMITATION, STATEMENTS CONTAINING WORDS SUCH AS "BELIEVES, "ANTICIPATES," "EXPECTS," "ESTIMATES," "PROJECTS," "WILL," "MAY," "MIGHT" AND WORDS OF A SIMILAR NATURE. THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT REFLECT MANAGEMENT'S CURRENT BELIEFS AND EXPECTATIONS ON THE DATE OF THIS REPORT. ACTUAL RESULTS, PERFORMANCE OR OUTCOMES MAY
DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING
STATEMENTS.

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

     A majority of the Company's revenues have historically come from its business of providing products and services for the wine and food industries, with wineries accounting for most of those revenues. However, the Company in recent years has developed and marketed bio-technology products and services which utilize components and technologies similar to those used in the Company' wine and food business. Currently, approximately 15% of the Company's revenues are from sales of products and services for the biotechnology industry.

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

Manufacturing

     Components for systems sold by the Company are acquired from various third party suppliers and then modified and combined into systems by the Company's production personnel at the Company's plant in Hayward, California. The Company's employees are particularly skilled in precise welding, machining and other fabrication of stainless steel. The systems are also tested and installed by the Company's personnel. The products distributed by the Company carry various warranties, generally for a one-year period, provided by their manufacturers.
At June 30, 2001, the Company had four employees engaged in design, production, testing and field service activities.

Marketing

     At June 30, 2001, the Company's sales force consisted of two employees. The Company has focused its marketing efforts on the wine and bio-technology industries within California. Emphasis has been placed on the Company's knowledge of wine processes and systems engineering, its fabrication capability and its commitment to service.

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

Competition

     Numerous companies compete to furnish equipment to the California wineries. Many distributors and manufacturer's representatives are authorized to sell products which compete with those of the Company, additionally many engineering firms can competently design similar products to those designed and built by the Company.

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

Employees

     At June 30, 2001, the Company had eight full-time employees.

ITEM 2.   PROPERTIES     Process Engineers leases a 15,600 square foot
buildingin Hayward, California which contains 3,600 square feet of administrative,engineering and sales space and 12,000 square feet of inventory and manufacturing space.

The manufacturing space has been designed to accommodate the special needs of the Company's inert gas welding and large system assembly. Rent payments of $5,507 per month plus common area maintenance charges are owed under the terms of a lease from September 1998 to August 2003, the end of the lease term.


ITEM 3.   LEGAL PROCEEDINGS

     Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     Not applicable.

                          PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS

Common Stock

     The Company's Articles of Incorporation authorize the issuance of 25,000,000 shares of Common Stock, $.001 par value per share. At June 30, 2001, 3,644,600 shares were outstanding. Shares of Common Stock (i) have equal rights to dividends from funds legally available therefor, when, as and if declared by the Company's Board of Directors, (ii) are entitled to share ratably in any remaining assets of the Company available for distribution to shareholders upon the Company's liquidation and (iii) do not have preemptive, subscription or conversion rights. All shares of Common Stock now outstanding are fully paid for and non-assessable.


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

From completion of the Company's initial public offering on March 1, 1990, the Company's securities were quoted sporadically in the Over-The-Counter (OTC) market, with relatively small volumes of actual trading. Since September 1990, the Company's Common Stock has also been sporadically quoted on the NASD Electronic Bulletin Board under the symbol "PEQM". These quotes were reported in the inter-dealer "pink sheets," and reflect inter-dealer prices without retail mark-up, mark-down or commission; are not necessarily representative of actual transactions or of the value of the Company's securities; and may not be based on any recognized technique of valuation used in the investment banking community.

The following table sets forth, for the periods indicated, the high and low sale prices for the Company's Common Stock as reported by the National Quotation Bureau, Inc.

FISCAL YEAR ENDED APRIL 30, 2000            LOW	               HIGH
1st Quarter........ ......................$ 0.20               0.24
2nd Quarter................................ 0.23               0.23
3rd Quarter................................ 0.20               0.20
4th Quarter.................................0.375              0.50

FISCAL YEAR ENDED APRIL 30, 2001            LOW                 HIGH
1st Quarter................  ........ ... $ 0.19              $ 0.19
2nd Quarter.......................... ..... 0.19                0.19
3rd Quarter....... ................. .....  0.19                0.22
4th Quarter......................... ...... 0.15                0.17

     As of June 30, 2001, there were approximately 500 holders of record of the Company's then outstanding shares of Common Stock.


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


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Year Ended April 30, 2001 Compared to Year Ended April 30, 2000

     Total sales of the Company for the year ended April 30, 2001 decreased by $302,320 from sales for the year ended April 30, 2000.
 This decrease was due to a $127,294 decrease (from $1,850,985 to $1,723,691) in sales of wine and food products and services as well as by a $175,026 decrease (from $480,949 to $305,923) in sales of bio-technology products and services. Cost of goods sold decreased $136,474 and the gross profit decreased by $165,848 for the year April 30, 2001 as compared to the previous year. Gross profit as a percentage of revenue for 2001 fell to 24.8% compared to 28.7% for 2000.

Management believes the cause of the year to year decline in gross revenues Was a general weakening of demand for capital equipment in the Food, Wine and Biotechnology industries. Management believes the cause of the year to year decline in gross margin was an increase in competitive price pressure resulting from weakened demand for capital equipment.

General and administrative expenses increased $30,390 (to $531,181 from $500,791)for the year ended April 30, 2001 as compared to the previous year. The increase in general and administrative expenses reflect increased sales commissions paid (increased by $19,344), and increased marketing expenses (increased by $14,367).

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

     Cost of goods sold decreased $117,980 and the gross profit decreased by $100,850 for the year April 30, 2000 as compared to the previous year. Gross profit as a percentage of revenue for 2001 fell to 28.7% compared to 30.2% for 1999.

General and administrative expenses decreased $91,812 (to $500,791 from $592,603)for the year ended April 30, 2000 as compared to the previous year. The decrease in general and administrative expenses reflect primarily decreased costs for employee compensation and payroll taxes (decreased by $ 82,800) and bad debt write-off (decreased by $ 30,161).

Because the company's personnel, processes, equipment, materials and related technology utilized in service to both the Wine/Food and the Biotechnolgy industries are quite similar, the company makes virtually no distinction in its' sales, marketing, engineering or accounting activities to segment the activities of the company between Wine/Food and Biotechnology industries.
The above break- out of market segment revenues is presented for informational purposes only. Trends in industry specific revenue volume should therefore, not be construed to indicate any information other than historical fact.


Liquidity and Capital Resources

     The Company has in recent years financed its operations primarily with operating revenues.

     The Company anticipates that revenues from its operations will be sufficient to satisfy the Company's cash requirements for operations during the foreseeable future, except to the extent that increasing orders and sales may require temporary borrowings to finance such expansion and related costs of employee compensation and inventory build-up. No assurance can be given, however, that additional debt or equity financing will not be required or will be available if required.

Year-to-year fluctuations in various cash-flow category line items were the result of several factors. Net income declined substantially as a result of declining revenues and margins as well as increased general and administrative expenses. Fluctuations in cash-flow category line items such as decreases in accounts receivable and accounts payable correlated approximately to the decrease in revenues, albeit subject to timing differences.

Because of the size and schedule requirements of particular projects Undertaken by the company, a significant time lag occurred between inventory build-up related outlays and revenue recognition related to these projects. Due to the variability of the timing of these cash flows as compared with the date certain used for reporting purposes, significant fluctuations of individual line item cash flows year-over-year are apparent. Additionally, the interaction between the size and timing of the placement of customer orders bearing customer deposits and the various schedule requirements attendant to these orders, caused irregularity in reported customer deposit and inventory increase cash-flows.

Reported pre-paid expenses fluctuated based on the various timing differences existing between the company's fiscal reporting period and the somewhat variable schedules of the required pre-payments for such administrative expenses as health and liability insurance premiums, as well as sales and income tax pre-payments.

Notwithstanding the fact that the company incurred an extraordinary charge during the fiscal year ended April 1999 as a result of bad debt write-offs amounting to $30,161, management believes, based on the historically low (indeed almost non-existent) rate of such defaults, that the $10,000 reserve made against current accounts receivable, in respect of the possibility of such defaults, is adequate.




ITEM 7.    SELECTED FINANCIAL DATA

     The following information has been summarized from financial information included elsewhere and should be read in conjunction with such financial statements and notes thereto.

Summary of Statements of Operations of Process Equipment (in thousands except for per share amount)
                         Years Ended April 30th

                     2001      2000        1999       1998        1997

Sales             $2,030      $2,332      $2,551     $2,554      $2,018

Gross Profit      $  502      $  668      $  769     $  821      $  588

Net Income        $    0      $  105      $  116     $  163      $  107

Net Income
Per Share         $ 0.00      $ 0.03      $ 0.03     $ 0.05      $ 0.03

Summary of Balance Sheets of Process Equipment (in thousands)

                  April 30, 2001      2000     1999      1998      1997

Working Capital           $1,127    $1,111   $  948    $  780    $  541

Total Assets              $1,446    $1,482   $1,445    $1,279    $1,263

Stockholders' Equity      $1,205    $1,205   $1,099    $  983    $  820



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
              INDEX TO FINANCIAL STATEMENTS
          PROCESS EQUIPMENT, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS                          Page

Report of Independent Public Accountants.....................11

Consolidated Balance Sheets at April 30, 2000 and 2001....12,13

Consolidated Statements of Operations
for the Years Ended April 30, 2001, 2000 and 1999........... 14

Consolidated Statements of Cash Flow
for the Years Ended April 30, 2001, 2000 and 1999............15

Consolidated Statements of Stockholders' Equity
for the Years Ended April 30, 2001, 2000 and 1999............16

Notes to Consolidated Financial Statements................17-19



                       BAUM & COMPANY, P.A.
	            Certified Public Accountants
        	1515 University Drive - Suite 209
	           Coral Springs, Florida 33071
                 	       (954) 752-1712



           	INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Process Equipment, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Process Equipment, Inc. and Subsidiary as of April 30, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended April 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Process Equipment, Inc. and Subsidiary as of April 30, 2001 and the results of its operations and its cash flows for the years ended April 30, 2001 and 2000 in conformity with generally accepted accounting principles.


/s/ JOEL S. BAUM

Joel S. Baum
Coral Springs, Florida
June 20, 2001





      PROCESS EQUIPMENT, INC. AND SUBSIDIARY
	CONSOLIDATED BALANCE SHEETS
	April 30, 2001 and 2000



                                	ASSETS
                                        	2001              2000
Current Assets

Cash             	                 $   424,417       $   376,705
Accounts Receivable
(less allowance for doubtful
 accounts of $10,000 for both
    2001 and 2000)	               265,658           383,763
Inventory (Note 1)                     646,371           610,181
Prepaid Expenses                        28,209            13,382
Deposits 	                             4,670             4,670
			                  ----------------------------
Total Current Assets	             1,369,325         1,388,701
				    	      ----------------------------
Property, Plant and Equipment
(Net of $98,312 and $80,234
accumulated depreciation for 2001
and 2000 respectively)	               38,459            55,027
(Notes 1 and 2)				----------------------------

Non-current assets

   Deferred tax asset                  38,429            38,429
						----------------------------


Total Assets                        1,446,213        $1,482,157
						---------------------------

See Accountant's Report and Accompanying Footnotes





	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
	CONSOLIDATED BALANCE SHEETS
	April 30, 2001 and 2000


        	LIABILITIES AND STOCKHOLDERS' EQUITY


                                    2001             2000

Current Liabilities
Notes and Lease Payable - Current
Portion (Notes 3 and 4)		$         0      $        0

Accounts Payable			    110,124         135,153
Accrued Expenses			     41,132         124,314
Customer Deposits 	  	     90,666          17,973

Total Current Liabilities	    241,922         277,440

Long Term Liabilities
Notes and Leases Payable
(Notes 3 and 4)	    		       -0-            - 0 -

Total Liabilities	    		   241,922         277,440


Stockholders' Equity
Common Stock, Par Value $.001;
 25,000,000 Shares Authorized
 3,644,800 Issued and Outstanding 3,645           3,645

Additional Paid in Capital	1,249,412       1,249,412

Accumulated Deficit	 	 ( 48,767)       ( 48,340)

Total Equity	 		1,204,291       1,204,717

Total Liabilities and
 Stockholders' Equity	     $1,446,213      $1,482,157

See Accountant's Report and Accompanying Footnotes.

<Page 12>


 		  	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
			CONSOLIDATED STATEMENTS OF OPERATIONS
		For The Years Ended April 30, 2001, 2000 and 1999


                    		2001              2000            1999
Revenues		 	$2,029,614        $2,331,934      $2,550,765

Cost of Goods Sold  	 1,527,261         1,663,735       1,781,715
Profit	    	         502,353           768,200 	  	 769,050

General and Administrative
Expenses	          	   531,181           500,791         592,603
Income (Loss) Before Other
Income (Expenses) and
Provision for Income Taxes(28,828)          167,409 	       176,447

Other Income (Expenses)

Interest Income    	   29,202            18,114 	         9,815
Interest Expense		      -0-              (172)	        (1,352)
Gain on Asset Disposal	      -0-               -0- 	         3,102
Other Income                  -0-               -0- 	           416

 Total Other Income
(Expenses)                 29,202            17,942 	        11,981
Income (Loss) Before Provision
for Income Taxes	            374           183,351 	       188,428

Provision for Income Taxes
(Note 1)
Current	                (800)          (22,984)	       (12,403)
Deferred	                   0           (57,000)	       (60,000)
	                      (800)          (76,984)	       (72,403)

Net Income (Loss)        $   426)       $   105,357       $  116,025
Earnings Per Share
(Note 1)	            $   0.00       $      0.03 	    $     0.03
	See Accountant's Report and Accompanying Footnotes





PROCESS EQUIPMENT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended April 30, 2001, 2000 and 1999

                                 2001           2000	       1999
Cash Flow from Operational
Activities:
Net Income (Loss)          $     426)       $105,357 	   $ 116,025
Adjustments to Reconcile
Net Income to Net Cash Used
for Operating Activities:
Depreciation and Amortization 16,029 	     7,201 	      16,703
Changes in Assets and Liabilities
(Increase) Decrease in Accounts
Receivable	                 118,105	   (56,263)      215,977
(Increase) Decrease in Inventory
                            (36,190)	   (13,663)	    (173,038)
(Increase) Decrease in Prepaid
Expenses                    (14,287) 	   (13,382)        4,470

(Increase) Decrease in Deposits- 0 -          - 0 -         (2,988)

Decrease in Deferred
Tax Asset	                   - 0 -  	   57,000 	      49,071

Increase (Decrease) in Accounts
Payable and Accrued Expenses(108,212)	  (72,447)        79,239
Increase (Decrease) in Customer
Deposits	                  72,693	    9,053         (6,613)

Net Cash from Operational
Activities	                  47,712 	   22,856 	     298,846

Cash Flows from Investing Activities:
Acquisition of Fixed Assets      -0-	   (9,745)       (11,245)

Cash Flows from Financing Activities
Increase (Decrease) in Shareholder
Notes payable	              - 0 -	    - 0 -        (23,003)

Net Increase (Decrease) in Cash47,712         13,111       264,598
Cash - Beginning	            376,705 	   363,594 	      98,996
Cash - Ending	          $ 424,417 	 $ 376,705     $ 363,594
See Accountant's Report and Accompanying Footnotes




PROCESS EQUIPMENT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended April 30, 2001, 2000 and 1998



                 		 Common Stock               Paid In
                                                   Accumulated
                       Shares       Amount	Capital   (Deficit)



Balance April 30, 1998	3,644,800	$3,645 $1,249,412	   $ (269,673)

Net Income		   	    - 0 -	 - 0 -      - 0 -	      116,025


Balance April 30, 1999	3,644,800	 3,645 1,249,412	     (153,648)

Net Income			    - 0 -	 - 0 -     - 0 -	      105,357

Balance April 30, 2000	3,644,800	 3,645 1,249,412	     ( 48,340)

Net Income			    - 0 -	 - 0 -     - 0 -	         (426)


Balance April 30, 2001	3,644,800   $3,645$1,249,412	   $ ( 48,767)


	See Accountant's Report and Accompanying Footnotes





	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	FOR THE YEARS ENDED APRIL 30, 2001, 2000, AND 1998

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

Inventory
Inventory is stated at the lower of cost or market determined on the First-in, First-out basis. Because virtually all of the goods purchased by the company and stocked as inventory may be resold with or without the addition of labor or material inputs, the segmentation of elements of the company's inventory into classes, such as "raw materials, "work-in-progress" or "finished goods" is impracticable.

Income Taxes
The Company has elected to be taxed under Subchapter C of the Internal Revenue Code. For income tax purposes, depreciation is computed using the accelerated cost recovery method and the modified accelerated cost recovery system. The Company has federal net operating loss carry forwards, of approximately $38,000 which expire in the year 2008.

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



	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	FOR THE YEARS ENDED APRIL 30, 2001, 2000, AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share
Primary earnings per common share are computed by dividing the net income (loss) by the number of shares of common stock issued and outstanding. The number of shares used for the fiscal years ended April 30, 2001, 2000 and 1999 was 3,644,800. Because the company has outstanding but a single class of equity security (common stock) and is subject to no outstanding stock purchase options, warrants or any other potentially dilutive rights or instruments, diluted earning per share and fully diluted earnings per share are exactly equal to primary (or basic) earnings per share.

Customer Deposits and Revenue Recognition
The Company collects deposits from various customers for custom designed equipment and for certain large orders. The deposits are collected while the equipment is being designed and manufactured and are shown as a liability when collected. As is the case for other more common and straightforward transactions, these customer deposit funds are recognized as revenue when the equipment is completed and title is transferred to the buyer (or to the buyer indirectly via common carrier). In certain unusual cases, a negotiated "retention" fraction of the purchase price of the product is withheld by the buyer pending equipment installation, start-up or qualification for service. In these cases, management exercises judgement, based on specific experience concerning the type and value of the product, and the identity and requirements of the purchaser, to establish reserve accounts adequate to offset the potential for any additional expenditures which may be required. Generally, these reserve accounts are of the same dollar amount as the "retention" fraction. Therefore, effectively, "retention" amounts are recognized as revenue upon collection of the "retention" funds.

NOTE 2 - PROPERTY, PLANT and EQUIPMENT
	                                       	2001 	           2000

Transportation Equipment		       $ 28,225        	  $ 26,712
Office Equipment		                     37,391             37,391
Shop Equipment		                     35,261	          35,261
Leasehold Improvement		               35,894	          35,897

Total	                               	  136,771   	   135,261
Less:  Accumulated Depreciation		   98,312             80,234
Net Fixed Assets		                   $ 38,459	        $ 55,027

NOTE 3 - LEASING ARRANGEMENTS

Operating Lease

The Company conducts its operations from facilities that are leased under a five year lease ending August, 2003. The lease calls for monthly rent payments commencing September, 1998 of $5,509 per month plus common area maintenance charges which includes a pro-rata share of real property taxes. Rent expense amounted to $ 88,492, $95,866, and $76,247 for the years ended April 30, 2001, 2000 and 1999, respectively.


	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	FOR THE YEARS ENDED APRIL 30, 2001, 2000, AND 1999

NOTE 3 - LEASING ARRANGEMENTS (Continued)

Future Minimum Lease Payments

Future minimum lease payments for operating lease at April 30, 2001 are:

     Years Ending		                  Operating
     April 30   		                      Lease

     2002		                             88,492
     2003                                      88,492
     2004                                      29,497

     Total Minimum Payments         	   $206,481

NOTE 4- Quarterly Financial Data (Unaudited)

	Fiscal Year Ended April 30, 2000

Quarter Ended
				7/31/99	10/31/99	1/31/00	4/30/00
Gross Revenues		$634,570	$705,430	$579,621	$411,769

Gross Profits		$190,082	$186,133	$209,787	$ 83,160

Net Income (Loss)		$ 49,163	$ 48,602	$ 25,098   ($17,252)

Net Income per Basic
Share	                  $   0.01	$   0.01	$   0.01   ($  0.00)

Net Income per
Diluted Share	      $   0.01	$   0.01	$   0.01   ($  0.00)



	Fiscal Year Ended April 30, 2001

Quarter Ended

				7/31/00	10/31/00	1/31/01	4/30/01
Gross Revenues		$557,637	$719,996	$292,244	$463,048

Gross Profits 		$135,322	$193,852	$ 87,400	$ 92,332

Net Income (Loss)		$  4,998	$ 39,339   ($ 16,097)  ($ 25,428)

Net Income per ]
Basic Share	            $   0.00	$  0.01    ($   0.00)  ($  0.01)

Net Income per
Diluted Share	     $   0.00	$  0.01    ($   0.00)  ($  0.01)

NOTE 5- CERTAIN TRANSACTIONS WITH MANAGEMENT

On September 15, 1994, the Company borrowed $30,000 from its officer and director, George P. Cortessis. On September 15, 1994 the Company issued an unsecured promissory note to George P. Cortessis in the amount of $54,800, consolidating this borrowing and an outstanding demand note in the amount of $24,800 held by George P. Cortessis. The note bears interest at a rate of 6% per annum and is due on demand. During the fiscal year ended April 30, 1997 principle payments in the amount of $8,000 were made by cal year ended April 30, 1998 principle payments in the amount of $40,000 were made by the company for partial retirement of this note. During the fiscal year ended April 30, 1999 this note was repaid in full.


NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION


Year ended April 30,        	    2001             2000	      1999

Taxes Paid                   	 $   800	      $17,362        $12,403

Interest Paid	             $   478	       $  172	    $1,352







                               PART III


ITEM 10.   DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


Executive Officers and Directors
  The following table sets forth the name, age and position of each executive officer and director of the Company. Each individual has served in such positions since April 1990.


Name                        Age                      Position

George P. Cortessis          42                      Secretary, Treasurer
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

George P. Cortessis         42                Vice President, Secretary,
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

  Mr. Cortessis graduated from the University of California - Berkeley in 1983 with a Bachelor of Science Degree in Chemical Engineering.


  ITEM 11. EXECUTIVE COMPENSATION

  During the three fiscal years ending April 30, 1998, 2000 & 2001 Mr. Cortessis each received the following salaries.


  Summary of Compensation Table



Name and Principal                    2001           2000           1999
Position                            Salary         Salary         Salary


George P. Cortessis                $65,000        $33,000        $33,000
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






ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth the number and percentage of the Company's shares owned beneficially by its executive officers and directors and by other persons known to own beneficially 5% or more of the shares as of July 20, 2001.



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

  In September 1990, the Company entered into a $145,000 line of credit with First Interstate Bank. As of May 31, 1991, Process Engineers borrowed $145,000 from its shareholders and their associates to repay this line of credit in full. In connection with such borrowings, the Company issued unsecured promissory notes for $35,000 and $25,000 to its officer and director, George P. Cortessis, and its director, H. Douglas Power, respectively. These notes bear interest at a rate of 9% and are due on demand. As of April 30, 1994 the Company still owed $21,000 of the note to George Cortessis, this note was surrendered by George Cortessis in exchange for the issuance of a new promissory note dated September 15, 1994. Details of this transaction appear below. During June, 1993, the balance of the $25,000 note issued to Mr. Power was reduced to $2,500. This balance has been paid in full to Mr. Power.
The Company also issued a 12% promissory note for $85,000 to Peter Cortessis, who is the father of George P. Cortessis, in return for a loan of $85,000 to the Company. As of July 15, 1992, this note was repaid in full using proceeds from Warrant exercises.






On September 15, 1994, the Company issued an unsecured $70,000 promissory note bearing 6% per annum interest and payable upon demand to Peter G. Cortessis in return for the loan of $70,000 to the Company. During fiscal year ended April 30, 1999, the remaining balance of this note was repaid in full.

  On September 15, 1994, the Company issued an unsecured $54,800 promissory note bearing 6% per annum interest and payable to George P. Cortessis in return for the loan of $30,000 to the company and to consolidate the remaining principle and interest owed by the Company to Mr. George Cortessis. During the fiscal year ended April 30, 1999 the remaining balance of this note was repaid in full.





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

                                                     Process Equipment,
Inc.


                                                     By:
/S/ George P. Cortessis
--------
George P. Cortessis
            							Secretary


                                                      Dated: August 14,
2001


  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature



/S/  George P. Cortessis
--------------------------
 George  P.  Cortessis
Dated:   August 14, 2001
Title

Secretary, Treasurer
and Director

  (Principle Accounting and Financial Officer)