Form 10QSB
period 2001-07-31
PROCESS EQUIPMENT INC
filed 2001-09-18
CIK 857073

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2001

Commission File No. 0-18980

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

Class Outstanding as of July 31, 2001
Common Stock, $.001 par value           3,644,800.




PART I          FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS


PROCESS EQUIPMENT, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS                           Page

Consolidated Balance Sheets
at July 31, 2001.............................................. 3

Consolidated Statements of Operations
for the Three Months Ended July 31, 2001 and
July 31, 2000................................................. 4

Consolidated Statements of Cash Flow
for the Three Months Ended July 31, 2001
July 31, 2000................................................. 5

Notes to Consolidated Financial Statements.................... 6



























                       PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS
                                     July 31, 2001
                                      (Unaudited)
                                         Assets

                                                     July 31,
                                                        2000

Current Assets
  Cash                                             $ 414,897
  Accounts Receivable - Trade (less
  $10,000 Reserve for Bad Debts)                     327,554
  Inventory (Note 1)                                 699,439
  Prepaid Expenses                                    30,148
  Deposit                                              4,670
Total Current Assets                               1,476,708

Property, Plant and Equipment
(Notes 1 and 3)                                       34,211

Non-Current Assets:
Deffered Tax Asset                                    33,372
      Total Assets                                 1,544,291

Liabilities and Stockholders' Equity

Current Liabilities
Notes and Lease payable - current
portion (Note 5)                                           0
Accounts Payable and Accrued
Expenses                                             249,640
Customer Deposits (Note 1)                            80,967
    Total Current Liabilities                        330,607
Long Term Liabilities
Notes and Leases payable
    (Note 5 )                                              0
         Total Liabilities                           330,607

Stockholders' Equity
Common Stock, par value $.001;
25,000,000 shares authorized,
3,644,800 issued and outstanding                       3,645
Additional Paid in Capital                         1,249,413
Accumulated Deficit                                   39,375
         Total Equity                              1,213,683

Total Liabilities and
Stockholders' Equity                               1,544,290

See Accompanying Footnotes

PROCESS EQUIPMENT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended July 31, 2001 and 2001
(Unaudited)

                                     July 31,            July 31,
                                        2001                2000

Sales                                513,551             557,637
Commissions                                0                   0
Total Revenue                        513,551             557,637

Cost of Goods Sold                   385,181             422,315

Gross Profit                         128,370             135,322

Selling, General and
Administrative Expenses              117,587             132,546

Income from Operations                10,784               2,776

Other Income and (Expense)
Other Income                           3,666               5,722

Income Before Income Taxes            14,450               8,498

Provision for Income Taxes
Current                                    0                   0
Deffered Tax Provision                 5,057               3,500

Net Income                             9,392          $    4,998

Net Income Per Share                   $0.00               $0.00

See Accompanying Footnotes
















PROCESS EQUIPMENT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOW
For the Three Months Ended July 31, 2001
(Unaudited)


                                                      July 31,
                                                         2001
Cash Flow from Operational Activities:
Net Income                                           $  9,392
Adjustments to Reconcile
Net Income to Net Cash Used
for Operating Activities:
Depreciation and Amortization                          30,505


Changes in Assets and Liabilities:
Decrease in Accounts Receivable                       135,189
Increase in Inventory                                 (51,409)
Increase in Prepaid Expenses                          (21,964)
Decrease in Deffered Tax Asset                         (1,557)
Decrease in Accts Payable and
Accrued Expenses                                      (55,975)
Increase in Customer Deposits                          75,349


Net Cash Flow from Operational Activities             119,530


Net Decrease in Cash                                  119,530

Cash - Beginning                                      295,367

Cash - Ending                                       $ 414,897
See Accompanying Footnotes













PROCESS EQUIPMENT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2001 (Unaudited)

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

Basis of Presentation The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month period ended July 31, 2001 are not necessarily indicative of the results that may be expected for the year ending April 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 2001.

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

Income Taxes
The Company has elected to be taxed under Subchapter C of the Internal Revenue Code. For income tax purposes, depreciation is computed using the accelerated cost recovery method and the modified accelerated cost recovery system. The Company has federal net operating loss carry forwards, of approximately $33,372 which expire in the year 2,008.

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

For the Three Months Ended July 31, 2001 (Unaudited)

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiary. The consolidation was treated as a reverse acquisition.

Earnings/Loss Per Share
Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the three months ended July 31, 2000 and July 31, 2001.

Customer Deposits
The Company collects deposits from various customers for custom designed equipment and for certain large orders. The deposits are collected while the equipment is being designed and manufactured and are shown as a liability when collected. These funds become revenues when the equipment is completed and shipped to the customer.

Note 2 - Vendor Deposits
The Company may have funds deposited with foreign vendors for imported equipment sales.

Note 3 - Property, Plant and Equipment

Transportation Equipment                               $ 28,700
Office Equipment                                         37,391
Shop Equipment                                           34,948
Leasehold Improvement                                    35,894

Total                                                  $136,933
Less:  Accumulated Depreciation                          98,052
                                                       $ 38,881


PROCESS EQUIPMENT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2001 (Unaudited)

Note 5 - Leasing Arrangements

Operating Lease
The Company conducts its operations from facilities that are leased under a five year lease ending September, 2003. The lease calls for monthly rent payments commencing September, 1998 of $5,509.67 per month plus common area maintenance charges which includes a pro-rata share of real property taxes.

Rent expense amounted to $ 22,123 and $22,123 for the three months ended July 31, 2000 and July 31, 2001, respectively.

Future Minimum Lease Payments
Future minimum lease payments for capital and operating leases at July 31, 2001 are:

Years Ending                  Operating
April 30,                       Lease
2002                             66,369
2003                             88,492
2004                             29,497

Total Minimum Payments          184,358














Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

Three Months Ended July 31, 2000 Compared to Three Months Ended
July 31, 2001

Total sales of the Company for the three months ended July 31, 2001 decreased by $ 44,031 from sales for the three month period ended July 31, 2000.
Cost of goods sold decreased $ 40,674 and the gross profit decreased by $ 3,357 for the three month period ended July 31, 2001 as compared to the three month period ended July 31, 2000. Gross margin increased to 25.0% from 24.3% for the same period of the prior year. The gross profit decrease was due to the decrease in sales and increase in gross margin.
Management believes the cause of the year to year decline in gross revenues was a general weakening of demand for capital equipment in the Food, Wine and Biotechnology industries. Management believes the cause of the decline in gross margin (from the historic average of approximately 27%) was an increase in competitive price pressure resulting from weakened demand for capital equipment.
General and administrative expenses decreased by $12,912 for the three month period ended July 31, 2001 as compared to the three month period ended July 31, 2000. The net effect of the decreases in sales and decreases in general and administrative expenses led to a net profit of $ 9,392 for the most recent period compared to a net profit of $ 3,450 for the year earlier period.


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




                             SIGNATURES

In accordance with the requirement of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


			PROCESS EQUIPMENT CORPORATION


DATE: September 15, 2001             By: /s/ George P. Cortessis
------------------------                 -----------------------
                                         George P. Cortessis
                                      Secretary