Form 10QSB
period 2001-10-30
PROCESS EQUIPMENT INC
filed 2001-12-17
CIK 857073

---------------------------------------------------------------
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                        ___________________

                             FORM 10-QSB

            Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

            For the quarterly period ended October 31, 2001

                   Commission File No. 0-18980
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

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

Class		                  	Outstanding as of
                                    October 31, 2001

Common Stock, $.001 par value			            3,644,800.



<page 1>



                          PART I	FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                     PROCESS EQUIPMENT, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS                           Page

Consolidated Balance Sheets
at October 31, 2001 and April 30, 2001........................ 3

Consolidated Statements of Operations
for the Six Months Ended October 31, 2001 and
October 31, 2000.............................................. 4

Consolidated Statements of Operations
for the Three Months Ended October 31, 2001 and
October 31, 2000.............................................. 5

Consolidated Statements of Cash Flow
for the Six Months Ended October 31, 2001..................... 6

Consolidated Statements of Stockholders' Equity
for the Six Months Ended October 31, 2001..................... 7

Notes to Consolidated Financial Statements.................... 8-11


<page 2>


               	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                     	CONSOLIDATED BALANCE SHEETS
                 	October 31, 2001 and  April 30, 2001
                               (Unaudited)

                   	             Assets
                                               October 31,
                                                     2001
Current Assets
     Cash					            $ 694,365
     Accounts Receivable - Trade (less
     $10,000 Reserve for Bad Debts)	              189,907
     Inventory (Note 1)	                          564,253
     Prepaid Expenses					   25,147
     Deposits     			                4,670

     Total Current Assets	                  1,478,342

Property, Plant and Equipment
(Notes 1 and 3)		                           29,486

Non-Current Assets:
     Deferred Tax Asset (Note 1)                   13,372

Total Assets                                  $ 1,521,200

                 Liabilities and Stockholders' Equity

Current Liabilities
      Notes and Lease payable - current
      portion (Notes 5)                       $         0
      Accounts Payable and Accrued
      Expenses                                    175,309
      Customer Deposits (Note 1)                   95,215
                                               __________
      Total Current Liabilities                   270,524
Long Term Liabilities
      Notes and Leases payable
      (Notes 5)                                         0
                                               __________

      Total Liabilities                           270,524

Stockholders' Equity
      Common Stock, par value $.001;
      25,000,000 shares authorized,
      3,644,800 issued and outstanding               3,645
      Additional Paid in Capital                 1,249,413
      Accumulated Deficit                          ( 1,263)
          Total Equity                           1,250,676

Total Liabilities and
      Stockholders' Equity                   $   1,521,200

                          See Accompanying Footnotes

<page 3>

                  	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                  	CONSOLIDATED STATEMENTS OF OPERATIONS
            	For the Six Months Ended October 31, 2001 and 2000
                                (Unaudited)

                                                 October 31,      October 31,
                                                       2001             2000

Sales	                                         $  1,261,099     $  1,277,628
Commissions                                               0                0
Total Revenue                                     1,261,099        1,277,628
Cost of Goods Sold                                  919,098          951,394

Gross Profit                                        342,002          326,234

Selling, General and Administrative
Expenses                                            274,579          269,950

Income from Operations                               67,422           56,284

Other Income and (Expense)
Other Income                                          5,136           12,287

Income Before Income Taxes                           73,707           68,571

Provision for Income Taxes
     Current Income Taxes                                 0                0
     Deferred Tax Provision                         (25,057)         (23,500)

Net Income 	                                     $   47,502         $ 45,071

Net Income Per Share                             $     0.01         $   0.01

                      See Accompanying Footnotes




<page 4>



                         PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the Three Months Ended October 31, 2001 and 2000
                                    (Unaudited)

                                                October 31,     October 31,
                                                      2001            2000

Sales                                            $  748,050       $  719,996
Commissions                                           0                0
Total Revenue                                       748,050          719,996

Cost of Goods Sold                                  533,996          526,144

Gross Profit                                        214,054          193,852
Selling, General and Administrative
Expenses                                            156,964          141,078

Income from Operations                               57,089           52,773

Other Income and (Expense)
Other Income                                          1,471            6,565

Income Before Income Taxes                           58,560           59,338

Provision for Income Taxes
     Current Income Taxes                                 0                0
     Deferred Tax Provision                         (20,000)         (20,000)

Net Income                                        $  38,560       $   39,339

Net Income Per Share                             $    0.01        $     0.01

                               See Accompanying Footnotes

<page 5>



                     PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                   For the Six Months Ended October 31, 2001
                                  (Unaudited)

                                                            October 31,
                                                                  2001
Cash Flow from Operational Activities:

Net Income                                                   $  47,502
Adjustments to Reconcile
Net Income to Net Cash Used
for Operating Activities:
Depreciation and Amortization                                    7,411

Changes in Assets and Liabilities:
Decrease in Accounts Receivable                                 75,751
Decrease in Inventory                                           82,118
Decrease in Prepaid Expenses                                    25,057
Decrease in Deferred Tax Asset                                   4,273
Increase in Accts Payable and
Accrued Expenses                                                23,287
Increase in Customer Deposits                                    4,549
----------------------------------------------------------------------
Net Cash Flow from Operational Activities	                     269,948

Net Increase in Cash                                           269,948

Cash - Beginning                                               424,417

Cash - Ending                                               $  694,365

                          See Accompanying Footnotes



<page 6>














                     PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     For the Six Months Ended October 31, 2001
                                  (Unaudited)

                                                  Additional      Retained
                        Common Stock              Paid In         Earnings
                        Shares         Amount     Capital         (Deficit)

Balance April 30, 2001  3,644,800     $ 3,645    $1,249,412      $( 48,765)

Net Income                                                          47,502

Balance Oct. 31, 2001   3,644,800     $ 3,645    $1,249,412      $ ( 1,263)

                              	See Accompanying Footnotes


<page 7>





                       PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Six Months Ended October 31, 2001 (Unaudited)

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

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six month period ended October 31, 2001 are not necessarily indicative of the results that may be expected for the year ending April 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 2001.

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

Income Taxes
The Company has elected to be taxed under Subchapter C of the Internal Revenue Code. For income tax purposes, depreciation is computed using the accelerated cost recovery method and the modified accelerated cost recovery system. The Company has federal net operating loss carry forwards, of approximately $ 13,372 which expire in the year 2,008.


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


<page 8>

                   PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For the Six Months Ended October 31, 2001
                                 (Unaudited)

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

Note 2 - Vendor Deposits
The Company has funds deposited with foreign vendors for imported equipment sales.

Note 3 - Property, Plant and Equipment

Transportation Equipment                                           $  28,700
Office Equipment                                                      37,391
Shop Equipment                                                        35,261
Leasehold Improvement                                                 35,894

Total                                                              $ 137,246
Less:  Accumulated Depreciation                                      107,760

                                                                   $  29,486


<page 9>




                 PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          For the Three Months Ended October 31, 2001 (Unaudited)

Operating Lease
The Company conducts its operations from facilities that are leased under a five year lease ending September, 2003. The lease calls for monthly rent payments commencing September, 2000 of $5,509.67 per month plus common area maintenance charges which includes a pro-rata share of real property taxes.

Rent expense amounted to $ 22,122 and $22,122 for the three months ended October 31, 2001 and October 31, 2000 respectively.

Future Minimum Lease Payments
Future minimum lease payments for capital and operating leases at October 31, 2001 are:

Years Ending
April 30,              Operating Lease
2002                           44,246
2003                           88,492
2004                           29,497

Total Minimum Payments         162,235

<page 10>


                    Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

Three Months Ended October 31, 2001 Compared to Three Months Ended October 31, 2000

Total sales of the Company for the three months ended October 31, 2001 increased by $ 28,054 from sales for the three month period ended October 31, 2000. Cost of goods sold increased $ 7,852 and gross profits increased by $ 20,202 for the three month period ended October 31, 2001 as compared to the three month period ended October 31, 2000. The gross profit increase was due to the increase in sales volume as well as increase in gross margins to 28.6% compared to 26.9% for the same period of the prior year.

Management believes the small year to year increase in gross revenues was achieved despite a general weakening of demand for capital equipment in the Food, Wine and Biotechnology industries. Management believes the gross margin garnered in the current period is roughly consistent with the historic average gross margin of approximately 27%, and despite an increase in competitive price pressure resulting from weakened demand for capital equipment, management anticipates realized gross margins will continue in to range within a few percentage points of this historical average.

General and administrative expenses increased by $ 15,886 for the three month period ended October 31, 2001 as compared to the three month period ended October 31, 2000.

The net effect of the increase in gross profits and increase in general and administrative expenses led to a net profit of $ 38,560 for the most recent period compared to a net profit of $39,339 for the year earlier period.


Six Months Ended October 31, 2001 Compared to Six Months Ended October 31,
2000

Total sales of the Company for the six months ended October 31, 2001 decreased by $ 16,529 from sales for the six month period ended October 31, 2000. Cost of goods sold increased by $ 32,296 and gross profit increased by $ 15,768 for the six month period ended October 31, 2001 as compared to the six month period ended October 31, 2000. This gross profit increase was due to an increase in gross margin percentage as gross margin increased to 27.1% from 25.5% for the same period of the prior year.

Management believes the cause of the year to year decline in gross revenues was a general weakening of demand for capital equipment in the Food, Wine and Biotechnology industries.

General and administrative expenses increased by $ 4,629 for the six month period ended October 31, 2001 as compared to the six month period ended October 31, 2000. The net effect of the decrease in revenues and increase in gross margin led to a net profit of $ 47,502 for the six months ended October 31, 2001 compared to a net profit of $ 45,071 for the six month period ended October 31, 2000.

Liquidity and Capital Resources

The Company has in recent years financed its operations primarily with operating revenues and loans from various lenders, many of whom are affiliates, and from the proceeds of exercises in 1993 of Warrants to purchase its Common Stock.

The Company anticipates that revenues from its operations will be sufficient to satisfy the Company's cash requirements for operations for the foreseeable future, except to the extent that increasing orders and sales may require temporary borrowings to finance such expansion and related costs of employee compensation and inventory build-up. No assurance can be given, however, that additional debt or equity financing will not be required or available.

<page 11>

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, we caution that, while such Assumptions, or bases are believed to be reasonable and are made in good faith, assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, we express expectation or belief as to future results, such expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "estimate," "anticipate," and similar expressions may identify forward-looking statements.

 OTHER INFORMATION
Item 1. Legal Proceedings Not Applicable
Item 2. Defaults Upon Senior Securities Not Applicable
Item 3. Submission of Matters to a vote of Security Holders Not Applicable
Item 4. Other Information Not Applicable - ------ -----------------

<page 12>

SIGNATURES:

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROCESS EQUIPMENT INCORPORATED

DATE: December 15, 2001

By: /s/ George Cortessis
       -----------------------

George Cortessis
Secretary