Form 10QSB
period 2002-01-31
PROCESS EQUIPMENT INC
filed 2002-03-25
CIK 857073

---------------------------------------------------------------
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                             FORM 10-QSB

            Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

            For the quarterly period ended January 31, 2002

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

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

Class                                          Outstanding as of
                                               January 31, 2002

Common Stock, $.001 par value	                 3,644,800.



<page 1>



                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

PROCESS EQUIPMENT, INC. AND SUBSIDIARY CONSOLIDATED FINANCIAL STATEMENTS

                                                             Page

Consolidated Balance Sheets
at January 31, 2002 and April 30, 2001........................ 3

Consolidated Statements of Operations
for the Nine Months Ended January 31, 2002 and
January 31, 2001.............................................. 4

Consolidated Statements of Operations
for the Three Months Ended January 31, 2002 and
January 31, 2001.............................................. 5

Consolidated Statements of Cash Flows
for the Nine Months Ended January 31, 2002 and
January 31, 2001                                   ........... 6

Consolidated Statements of Stockholders' Equity
for the Nine Months Ended January 31, 2002.................... 7

Notes to Consolidated Financial Statements.................... 8-11


<page 2>


                   PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                              January 31, 2002
                               (Unaudited)

                                               Assets            Assets
                                               January 31,       April 30,
                                                     2002            2001
Current Assets
     Cash                                       $ 519,054       $ 424,417
     Accounts Receivable - Trade (less
     $10,000 Reserve for Bad Debts)               216,679         265,658
     Inventory (Note 1)                           578,114         646,371
     Prepaid Expenses                              23,183          28,208
     Deposits                                       4,670           4,670
     (Note 2)                                  __________      __________
     Total Current Assets                       1,341,700       1,369,325

Property, Plant and Equipment
(Note 1 and 3)                                     24,761          38,459

Non-Current Assets:

     Deferred Tax Asset                            18,372          38,429
                                               __________      __________
Total Assets                                  $ 1,384,833       1,446,213

                 Liabilities and Stockholders' Equity

Current Liabilities

      Notes and Lease payable - current
      portion                                 $         0      $        0
      Accounts Payable                             72,030         110,124
      Accrued Expenses                             34,987          41,132
      Customer Deposits (Note 1)                   39,556          90,666
                                               __________         _______
      Total Current Liabilities                   146,573         241,922
Long Term Liabilities
      Notes and Leases payable
                                                        0               0
                                               __________        ________

      Total Liabilities                           146,573         241,922

Stockholders' Equity
      Common Stock, par value $.001;
      25,000,000 shares authorized,
      3,644,800 issued and outstanding               3,645          3,645
      Additional Paid in Capital                 1,249,413      1,249,412
      Accumulated Deficit                          (14,798)       (48,767)
          Total Equity                           1,238,260      1,204,291

Total Liabilities and
      Stockholders' Equity                   $   1,384,833    $ 1,446,213

                          See Accompanying Footnotes

<page 3>

                  	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                  	CONSOLIDATED STATEMENTS OF OPERATIONS
            	For the Nine Months Ended January 31, 2002 and 2001
                                (Unaudited)

                                                 January 31,      January 31,
                                                       2002             2001

Sales	                                         $  1,659,641     $  1,566,566
Commissions                                               0                0
Total Revenue                                     1,659,641        1,566,566

Cost of Goods Sold                                1,203,664        1,156,545

Gross Profit                                        455,977          410,021

Selling, General and Administrative
Expenses                                            409,104          390,691

Income from Operations                               46,873           19,330

Other Income and (Expense)
Other Income                                          7,287           24,151

Income Before Income Taxes                           54,160           43,481

Provision for Income Taxes
     Current Income Taxes                                 0          ( 9,867)
     Deferred Tax Provision                         (20,190)         ( 7,760)

Net Income 	                                     $   33,970         $ 25,854

Net Income Per Share                             $     0.01         $   0.01

                      See Accompanying Footnotes




<page 4>



                         PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the Three Months Ended January 31, 2002 and 2001
                                    (Unaudited)

                                                January 31,        January 31,
                                                      2002               2001

Sales                                            $  397,661       $  292,244
Commissions                                               0                0
Total Revenue                                       397,661          292,244

Cost of Goods Sold                                  279,211          204,843

Gross Profit                                        118,450           87,401
Selling, General and Administrative
Expenses                                            133,175          118,273

Income from Operations                              (14,725)         (30,872)

Other Income and (Expense)
Other Income                                          2,150            8,903

Income Before Income Taxes                          (12,575)         (21,969)

Provision for Income Taxes
     Current Income Taxes                                 0          ( 9,867)
     Deferred Tax Provision                         ( 4,867)          15,740

Net Income                                        $ ( 7,708)      $  (16,096)

Net Income Per Share                             $     0.00        $    0.00

                               See Accompanying Footnotes

<page 5>



                     PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                   For the Nine Months Ended January 31, 2002
                             And January 31, 2001
                                  (Unaudited)

                                          January 31,           January 31,
                                                2002                  2001
Cash Flow from Operational Activities:

Net Income                                 $  33,970            $   25,854
Adjustments to Reconcile
Net Income to Net Cash Used
for Operating Activities:
Depreciation and Amortization                 13,697                 6,394

Changes in Assets and Liabilities:
Decrease (Increase) in Accounts Receivable    48,979               240,166
Decrease (Increase) in Inventory              68,257               (19,915)
Decrease (Increase) in Prepaid Expenses        5,026                 4,700
Decrease or (Increase) in Vendor Deposits          0                 4,670
Decrease (Increase) in Deferred Tax Asset     20,057                 7,760
Increase or (Decrease) in Accts Payable and
Accrued Expenses                             (44,239)              (36,248)
Increase or (Decrease) in Customer Deposits  (51,110)               61,040
----------------------------------------------------------------------
Net Cash Flow from Operational
Activities	                                  94,637               294,421

Net Increase in Cash                          94,637               294,421

Cash - Beginning                             424,417               376,705

Cash - Ending                             $  519,054               671,126


                          See Accompanying Footnotes



<page 6>


                     PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     For the Nine Months Ended January 31, 2002
                                  (Unaudited)

                                                  Additional      Retained
                        Common Stock              Paid In         Earnings
                        Shares         Amount     Capital         (Deficit)

Balance April 30, 2001  3,644,800     $ 3,646    $1,249,413      $( 48,768)

Net Income                                                          33,970

Balance Jan. 31, 2002   3,644,800     $ 3,646    $1,249,413      $ (14,798)

                              	See Accompanying Footnotes


<page 7>





                       PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Nine Months Ended January 31, 2002 (Unaudited)

Note 1 - Summary of Significant Accounting Policies

Business and Organization
Process Equipment, Inc. (formerly PEI, Inc. and Sharon Capital
Corporation) was organized under the laws of the State of Nevada on September 1, 1989. Process Engineers, Inc. was incorporated October 13, 1966 in the State of California.

The principal business of the Company is the sales, service and manufacturing of equipment for the wine, food and bio-technology industries. Process Engineers, Inc. is a wholly owned subsidiary of Process Equipment, Inc.

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine month period ended January 31, 2002 are not necessarily indicative of the results that may be expected for the year ending April 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 2001.

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

Income Taxes
The Company has elected to be taxed under Subchapter C of the Internal Revenue Code. For income tax purposes, depreciation is computed using the accelerated cost recovery method and the modified accelerated cost recovery system. The Company has federal net operating loss carry forwards, of approximately $ 18,372 which expire in the year 2,008.


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


<page 8>

                   PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For the Nine Months Ended January 31, 2002
                                 (Unaudited)

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiary. The consolidation was treated as a reverse acquisition.

Earnings/Loss Per Share
Primary earnings per common share are computed by dividing the net income (loss) by the number of shares of common stock issued and outstanding. The number of shares used for the fiscal years ended April 30, 2002, 2001 and 2000 was 3,644,800. Because the company has outstanding but a single class of equity security (common stock) and is subject to no outstanding stock purchase options, warrants or any other potentially dilutive rights or instruments, diluted earning per share and fully diluted earnings per share are exactly equal to primary (or basic) earnings per share.

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

Note 2 - Vendor Deposits
The Company has funds deposited with vendors of equipment or components at various times and in varying amounts. Also the company has a security Deposit amounting $4,670 held by the owner of company's operating facilities Lease.

Note 3 - Property, Plant and Equipment

Transportation Equipment                                           $  28,700
Office Equipment                                                      37,391
Shop Equipment                                                        35,261
Leasehold Improvement                                                 35,894

Total                                                              $ 137,246
Less:  Accumulated Depreciation                                      112,485

                                                                   $  24,761


<page 9>




                 PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          For the Three Months Ended January 31, 2002 (Unaudited)

Operating Lease
The Company conducts its operations from facilities that are leased under a five year lease ending September, 2003. The lease calls for monthly rent payments commencing September, 2000 of $5,509.67 per month plus common area maintenance charges which includes a pro-rata share of real property taxes.

Rent expense amounted to $ 22,122 and $22,122 for the three months ended January 31, 2002 and January 31, 2001 respectively.

Future Minimum Lease Payments
Future minimum lease payments for capital and operating leases at October 31, 2001 are:

Years Ending
April 30,              Operating Lease
2002                           22,122
2003                           88,488
2004                           29,496

Total Minimum Payments         140,106

<page 10>


                    Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

Three Months Ended January 31, 2002 Compared to Three Months Ended January 31, 2001

Total sales of the Company for the three months ended January 31, 2002 increased by $105,417 from sales for the three month period ended January 31, 2001. Cost of goods sold increased $ 74,368 and gross profits increased by $ 31,049 for the three month period ended January 31, 2002 as compared to the three month period ended January 31, 2001. The gross profit increase was due to the increase in sales volume as well as the decrease in gross margins to 29.8% compared to 29.9% for the same period of the prior year.

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

General and administrative expenses increased by $ 14,902 for the three month period ended January 31, 2002 as compared to the three month period ended January 31, 2001. Approximately one-half of this increase in expenses was attributable to increased employee health, workman's compensation and liability insurance expenditures.

The net effect of the increase in gross profits and increase in general and administrative expenses led to a net loss of $ 7,708 for the most recent period compared to a net loss of $16,097 for the year earlier period.


Nine Months Ended January 31, 2002 Compared to Nine Months Ended January 31,
2001

Total sales of the Company for the nine months ended January 31, 2002 increased by $ 93,075 from sales for the nine month period ended January 31, 2001. Cost of goods sold increased by $ 47,119 and gross profit increased by $ 45,956 for the nine month period ended January 31, 2002 as compared to the nine month period ended January 31, 2001. This gross profit increase was due to an increase in gross margin percentage as gross margin increased to 27.5% from 26.2% for the same period of the prior year.

Management believes the small increase of the year to year in gross revenues is a not indicative of any trend of the demand for capital equipment in the Food, Wine and Biotechnology industries. Management believes the gross margin garnered in the current period is roughly consistent with the historic average gross margin of approximately 27%.

General and administrative expenses increased by $ 18,413 for the nine month period ended January 31, 2002 as compared to the nine month period ended January 31, 2001. More than one half of this increase in expenses was attributable to increased employee health, workman's compensation and liability insurance expenditures.

The net effect of the increases in revenues, gross margin and general and administrative expenses led to a net profit of $ 33,970 for the nine months ended January 31, 20021 compared to a net profit of $ 25,854 for the nine Month period ended January 31, 2001

Liquidity and Capital Resources

The Company has in recent years financed its operations primarily with operating revenues, and from the proceeds of exercises in 1993 of Warrants to purchase its Common Stock.

The Company anticipates that revenues from its operations will be sufficient to satisfy the Company's cash requirements for operations for the foreseeable future, except to the extent that increasing orders may require temporary borrowings to finance such expansion and related costs of employee compensation and inventory build-up. No assurance can be given, however, that additional debt or equity financing will not be required or will be available if required.

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

PROCESS EQUIPMENT INCORPORATED

DATE: March 22, 2002

By: /s/ George Cortessis
       -----------------------

George Cortessis
Secretary