Form 10-K
period 2002-04-30
PROCESS EQUIPMENT INC
filed 2002-08-16
CIK 857073

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                ___________________
                                     FORM 10-KSB

               Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

               For the fiscal year ended                Commission
                                                        File Number
                    April 30, 2002                      0-18980
                           ____________________
               PROCESS EQUIPMENT, INC. (formerly PEI, Inc.)
               (Exact name of registrant as specified in its charter)

                  Nevada                                 62-1407522
               (State or other jurisdiction of           (I.R.S. Employer
               incorporation or organization)            Identification No.)

                                      26569 Corporate Ave.
                                  Hayward, California  94545
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES X    NO
Indicate by check mark if disclosure filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The estimated aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of June 30, 2002:
$465,000. This estimated market value is based on the average quoted bid and ask prices of such stock on June 30, 2002. The registrant's Common Stock has been sporadically quoted in the over-the-counter market. The quotes reflect inter- dealer trading and are not necessarily representative of actual transactions or of the value of Common stock. The number of shares of the registrant's Common Stock outstanding as of June 30, 2002 is 3,644,800.

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

Marketing

     At June 30, 2002, the Company's sales force consisted of two employees. The Company has focused its marketing efforts on the wine and bio-technology industries within California. Emphasis has been placed on the Company's knowledge of wine processes and systems engineering, its fabrication capability and its commitment to service.

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

Employees

     At June 30, 2002, the Company had eight full-time employees.

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

                          PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS

Common Stock

     The Company's Articles of Incorporation authorize the issuance of 25,000,000 shares of Common Stock, $.001 par value per share. At June 30, 2002, 3,644,600 shares were outstanding. Shares of Common Stock (i) have equal rights to dividends from funds legally available therefor, when, as and if declared by the Company's Board of Directors, (ii) are entitled to share ratably in any remaining assets of the Company available for distribution to shareholders upon the Company's liquidation and (iii) do not have preemptive, subscription or conversion rights. All shares of Common Stock now outstanding are fully paid for and non-assessable.


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

FISCAL YEAR ENDED APRIL 30, 2002            LOW                        HIGH
1st Quarter                              $ 0.16                      $ 0.17
2nd Quarter                                0.13                        0.16
3rd Quarter                                0.17                        0.20
4th Quarter                                0.14                        0.20


FISCAL YEAR ENDED APRIL 30, 2001            LOW                        HIGH
1st Quarter                              $ 0.19                      $ 0.19
2nd Quarter                                0.19                        0.19
3rd Quarter                                0.19                        0.22
4th Quarter                                0.15                        0.17


As of June 30, 2002, there were approximately 500 holders of record of the Company's then outstanding shares of Common Stock.


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


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations


Year Ended April 30, 2002 Compared to Year Ended April 30, 2001

     Total sales of the Company for the year ended April 30, 2002 increased by $25,308 from sales for the year ended April 30, 2001.
This gross revenue increase constituted a 1.25% increase as compared to the previous year. This increase was due to a $12,571 decrease (from $$1,723,691 to $1,711,120) in sales of wine and food products and services as well as by a $37,879 increase
(from $305,923 to $343,802) in sales of bio-technology products and services. Gross profit for the year ended April 30, 2002 increased by $74,020 compared to the gross profit for the year ended April 30, 2001. This gross profit increase constituted a 14.7% increase as compared to the previous year. Gross profit as a percentage of revenue for the year ended April 30, 2002 increased to 28.1% compared to 24.8% for the year ended April 30, 2001.

Management believes that the year over year increases in gross revenue and margin are not indicative of a trend in market conditions for the company's products and services. The generally weak demand for capital equipment in the Food, Wine and Biotechnology industries continues. Management believes the cause of the year to year increase in gross margin percentage was also not the result of a general improvement in the market conditions for the companies products and services, but rather resulted from changes in the product mix constituting the companies sales. Competitive price pressure resulting from weak demand for capital equipment continues.

General and administrative expenses increased $69,369 (to $600,550 from $531,181)for the year ended April 30, 2002 as compared to the previous year. This increase represents a 13.1% increase in such expenses year over year. The increase in general and administrative costs were largely the result of increased costs for insurance, including employees health insurance and corporate liability insurance premiums. Significant increases in these expenses are anticipated in the future as well.


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

Because the company's personnel, processes, equipment, materials and related technology utilized in service to both the Wine/Food and the Bio-technology industries are quite similar, the company makes virtually no distinction in its' sales, marketing, engineering or accounting activities to segment the activities of the company between Wine/Food and Biotechnology industries.

The above break- outs of market segment revenues is presented for informational purposes only. Trends in industry specific revenue volume should therefore, not be construed to indicate any information other than historical fact.


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

Year-to-year fluctuations in various cash-flow category line items were the result of several factors. Net income decreased as relatively unchanged revenues and somewhat improved gross margins were more than offset by increased general and administrative expenses. Fluctuations in cash-flow category line items such as year over year decreases in accounts receivable, accounts payable and pre-paid expenses are subject to period to period timing differences.
Management does not believe these fluctuations are consequential to the substantive performance or financial condition of the company. Management does not believe that these fluctuations are the indicative of any material trend with regard to substantive performance or financial condition of the company.

Because of the size and schedule requirements of particular projects undertaken by the company, a significant time lag may occur between inventory build-up related outlays and revenue recognition related to these projects. Due to the variability of the timing of these cash flows as compared with the date certain used for reporting purposes, significant fluctuations of individual line item cash flows year-over-year are apparent. Additionally, the interaction between the size and timing of the placement of customer orders bearing customer deposits and the various schedule requirements attendant to these orders, caused irregularity in reported customer deposit and inventory decrease cash-flows. Management does not believe these fluctuations are consequential to the substantive performance or financial condition of the company. Management does not believe that these fluctuations are the indicative of any material trend with regard to substantive performance or financial condition of the company.

Reported pre-paid expenses fluctuated based on the various timing differences existing between the company's fiscal reporting period and the somewhat variable schedules of the required pre-payments for such administrative expenses as health and liability insurance premiums, as well as sales and income tax pre-payments. Management does not believe these fluctuations are consequential to the substantive performance or financial condition of the company. Management does not believe that these fluctuations are the indicative of any material trend with regard to substantive performance or financial condition of the company.


Notwithstanding the fact that the company incurred an unprecedented charge during the fiscal year ended April 1999 as a result of bad debt write-offs amounting to $30,161, management believes, based on the historically low (indeed almost non-existent) rate of such defaults, that the $10,000 reserve made against current accounts receivable, in respect of the possibility of such defaults, is adequate.


ITEM 7.    SELECTED FINANCIAL DATA

     The following information has been summarized from financial information included elsewhere and should be read in conjunction with such financial statements and notes thereto.

Summary of Statements of Operations of Process Equipment (in thousands except for per share amount)
                                       Years Ended April 30th

                     2002             2001       2000        1999        1998
Sales              $2,055           $2,030     $2,332      $2,551      $2,554

Gross Profit         $576           $  502    $   668     $   769     $   821

Net Income (Loss)    ($12)        $      0    $   105     $   116     $   163

Net Income (Loss)
Per Share          ($0.00)          $ 0.00     $ 0.03      $ 0.03      $ 0.05



Summary of Balance Sheets of Process Equipment (in thousands)

              April 30,    2002            2001      2000     1999       1998

Working Capital          $1,334          $1,127    $1,111   $  948     $  780

Total Assets             $1,381          $1,446    $1,482   $1,445     $1,279

Stockholders' Equity     $1,192          $1,204    $1,205   $1,099     $  983




ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                      INDEX TO FINANCIAL STATEMENTS
          PROCESS EQUIPMENT, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS                                 Page

Report of Independent Public Accountants..........................15

Consolidated Balance Sheets at April 30, 2002 and 2001............16-17

Consolidated Statements of Operations
for the Years Ended April 30, 2002, 2001 and 2000................ 18

Consolidated Statements of Cash Flow
for the Years Ended April 30, 2002, 2001 and 2000.................19

Consolidated Statements of Stockholders' Equity
for the Years Ended April 30, 2002, 2001 and 2000.................20

Notes to Consolidated Financial Statements........................21-25


BAUM & COMPANY, P.A.
Certified Public Accountants
1515 University Drive - Suite 209
Coral Springs, Florida 33071
(954) 752-1712

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Process Equipment, Inc. and Subsidiary
Hayward, California

We have audited the accompanying consolidated balance sheets of Process Equipment, Inc. and Subsidiary as of April 30, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended April 30, 2002, 2001 and 2000.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements Based on our audits.

We conducted our audits in accordance with standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over all financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Process Equipment, Inc. and Subsidiary as of April 30, 2002 and 2001 and the results of its operations and its cash flows for the years ended April 30, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.




Coral Springs, Florida                                    /s/ Joel S. Baum
                                                          ----------------
                                                              Joel S. Baum

June 25, 2002                                           Baum & Company, PA

                     PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                            April 30, 2002 and  2001

                                    ASSETS
                                                  2002                 2001
                                        -----------------------------------
Current Assets

Cash                                          $489,247             $424,417
Accounts Receivable
(less allowance for doubtful
 accounts of $10,000 for both
    2002 and 2001)                             183,825              265,658
Inventory (Note 1)                             623,590              646,371
Prepaid Expenses                                12,922               28,209
Deposits                                        14,270                4,670
                                    ------------------  -------------------
Total Current Assets	                     1,323,854            1,369,325

Property and Equipment (Net)                    19,281               38,459

Deferred tax asset                              38,372               38,429
                                  --------------------      ---------------


Total Assets                                $1,381,507            1,446,213
                                       ----------------      --------------

See Accountants' Report and Accompanying Footnotes






              PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS
                         April 30, 2002 and  2001

        	LIABILITIES AND STOCKHOLDERS' EQUITY

                                      2002                               2001
                                   ------------------------------------------
Current Liabilities

Accounts Payable                   $40,066                           $110,125
Accrued Expenses                    74,478                             41,132
Customer Deposits                   75,132                             90,666
                                  --------                            -------
Total Current Liabilities          189,676                            241,923

Total Liabilities                  189,676                            241,923
                                  --------                            -------

Stockholders' Equity
Common Stock, Par Value $.001;
 25,000,000 Shares Authorized
 3,644,800 Issued and Outstanding   3,645                              3,645

Additional Paid in Ca           1,249,412                          1,249,412

Accumulated Deficit               (61,226)                           (48,767)
                                ---------                           --------
Total Equity                    1,191,831                          1,204,290
                                ---------                           ---------
Total Liabilities and
 Stockholders' Equity         $ 1,381,507                          1,446,213
                              ===========                          =========
See Accountants' Report and Accompanying Footnotes.



                              PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                            For The Years Ended April 30, 2002, 2001 and 2000


                                     2002               2001              2000
                                 ---------------------------------------------
Revenues                       $2,054,922         $2,029,614         2,331,934

Cost of Goods                   1,478,549          1,527,261         1,663,735
                                ---------          ---------         ---------
Gross                             576,373            502,353           768,200
                                ---------          ---------         ---------
General and Administrative
Expense                           600,550            531,181           500,791

Income (Loss) Before Other
Income (Expenses) and
Provision for Income Taxes        (24,177)           (28,828)          167,409
                                  -------             ------           -------
Other Income (Expenses)

Interest Income  (Net)             12,575             29,202            17,942
                                   ------             ------            ------


Total Other Income
(Expenses)                         12,575             29,202            17,942
                                   ------             ------            ------
Income (Loss) Before Provision
for Income Taxes                  (11,602)               374           183,351

Provision for Income Taxes
Current                             2,400               (800)          (23,994)

Deferred                           (3,257)             - 0 -           (54,000)
Total                                (857)              (800)          (77,994)

Net Income (Loss)               $ (12,459)           $(  426)          105,357
                                    ------              ------          ------
Earnings (Loss) Per Share            $0.00          $   0.00          $   0.03
                                    ------             -----           ---m---
Weighted Average Number
of Shares Outstanding            3,644,800         3,644,800         3,644,800
                                 =========         =========         =========

                See Accountants' Report and Accompanying Footnotes


           PROCESS EQUIPMENT, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Years Ended April 30, 2002, 2001 and 2000


                                         2002          2001               2000
                                      ----------------------------------------
Cash Flow from Operational Activities:

Net Income (Loss)                   $ (12,459)    ($     426)         $105,357
Adjustments to Reconcile
Net Income to Net Cash Used
for Operating Activities:
Depreciation and Amortization          19,178         16,029             7,201
Changes in Assets and Liabilities
  (Increase) Decrease in Accounts
  Receivable                           81,833        118,105          (56,263)
  (Increase) Decrease in Inventory     22,781        (36,190)         (13,663)
  (Increase) Decrease in Prepaid
  Expenses                             15,287        (14,287)         (13,382)

  (Increase) Decrease in Deposits      (9,600)         - 0 -            - 0 -

  Decrease in Deferred Tax Asset           58          - 0 -           57,000
  Increase (Decrease) in Accounts
  Payable and Accrued Expenses        (36,714)      (108,212)         (72,447)
  Increase (Decrease) in Customer
  Deposits                            (15,534)        72,693            9,053
                                      --------        ------         --------
Net Cash from Operational Activities   64,830         47,712           22,856

Cash Flow from Investing Activities:
Acquisition of Fixed Assets             - 0-           - 0 -           (9,745)
                                     -------         -------           ------
Net Increase  in Cash                 64,830          47,712           13,111

Cash - Beginning                     424,417         376,705          363,594
                                     -------         -------          -------
Cash - Ending                       $489,247       $ 424,417         $376,705
                                    ========        ========         ========
                      See Accountants' Report and Accompanying Footnotes



                  PROCESS EQUIPMENT, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            For the Years Ended April 30, 2002, 2001 and 2000



                         Common Stock
                         ($0.001 Par Value)            Additional
                                                       Paid In    Accumulated
                         Shares          Amount        Capital       (Deficit)
                        ------------------------------------------------------

Balance April 30, 1999   3,644,800        $3,645       $1,249,412  $ (153,698)

Net Income                   - 0 -         - 0 -           - 0 -      105,357

Balance April 30, 2000   3,644,800         3,645        1,249,412    ( 48,341)

Net Income                   - 0 -         - 0 -           - 0 -         (426)
                         ---------         -----         --------    ---------
Balance April 30, 2001   3,644,800        $3,645       $1,249,412  $ ( 48,767)

Net Income                   - 0 -         - 0 -            - 0 -     (12,459)
                         ---------         -----         --------    ---------
Balance April 30, 2002   3,644,800        $3,645       $1,249,412  $ ( 61,226)
                         =========        ======       ==========  ===========

  See Accountants' Report and Accompanying Footnotes


             PROCESS EQUIPMENT, INC. AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED APRIL 30, 2002, 2001, AND 2000

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

Under FASB 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the Financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Application of FASB 109 requires an allowance be recognized if there is a question as to the company's ability to use any and or all of the future tax loss benefits.
	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	FOR THE YEARS ENDED APRIL 30, 2002, 2001, AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

      PROCESS EQUIPMENT, INC. AND SUBSIDIARY
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	FOR THE YEARS ENDED APRIL 30, 2002, 2001, AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.

Long-Lived Assets
The Company accounts for long-lived assets under the provisions of SFAS
No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of, "which states that whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and long-lived assets and certain identifiable intangibles are to be disposed of, they should be reported at the lower of carrying amount of fair value less cost to sell. The Company does not believe that any such changes in circumstances have occurred, other than those recorded for the periods presented.

Recent Accounting Pronouncements
In July 2001, the Financial Accounting Standards Board, ("FASB") issued
SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 require all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives

	PROCESS EQUIPMENT, INC. AND SUBSIDIARY
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	FOR THE YEARS ENDED APRIL 30, 2002, 2001, AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective July 1, 2002. Adoption of
SFAS No. 141 will have no effect on the Company's results of operations or financial position. Management does not expect that adoption of SFAS No. 142 will have a material effect on the Company's results of operations or financial position. The effect, if any, would be a reduction in amortization of certain intangible assets the Company has acquired in its "Business Combinations," see also Note 5.

In August 2002, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and provides guidance on lassification and accounting for such assets when held for sale or abandonment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.Management does not expect the adoption of SFAS No. 144 will have a material effect on the Company's results of operations or financial position.

NOTE 2 - PROPERTY and EQUIPMENT

                                April 30                 April 30

                                    2002                    2001
                                --------------------------------
Transportation Equipment        $ 28,225                 $28,225
Office Equipment                  37,391                  37,391
Shop Equipment                    35,261                  35,261
Leasehold Improvements            35,894                  35,894
                             -----------            ------------
Total                            136,771                 136,771
Less:  Accumulated Depreciation  117,490                  98,312
                               ---------            ------------
Net Fixed Assets                $ 19,281               $  38,459
                                ========               =========
The depreciation expense for the years ended April 30, 2002, April 30, 2001 and April 30, 2000 was $19,178, $16,029 and $7,201, respectively.

NOTE 3 - INVENTORY

Inventory consists of the following:
Parts Inventory                $ 613,660
Finished Goods Inventory           9,930

                               ---------
                               $ 623,590
                               =========

NOTE 4 - LEASING ARRANGEMENTS

Operating Lease
The Company conducts its operations from facilities that are leased under a five year lease ending August, 2003. The lease calls for monthly rent payments commencing September, 1998 of $5,509 per month plus common area maintenance charges which includes a pro-rata share of real property taxes. Rent expense amounted to $ 85,503 and $ 88,492 years ended April 30,
 2002 and 2001, respectively.

Future Minimum Lease Payments
Future minimum lease payments for operating lease at April 30, 2002 are:

     Years Ending                                    Operating
     April 30                                            Lease

     2003                                              $88,492
     2004                                              $29,497
                                                      --------
     Total Minimum Payments                           $117,989
                                                      ========

NOTE 5- CERTAIN TRANSACTIONS WITH MANAGEMENT

A shareholder and officer of the company has received compensation of $65,000, $65,000 and $33,000 during the fiscal years ended April 30, 2002, 2001 and 2000, respectively.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION


Year ended April 30,                 2002              2001              2000
                              -----------------------------------------------
Taxes Paid                         $2,400           $   800           $17,362

Interest Paid                  $        0           $   478            $  172


                               PART III

ITEM 10.   DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


Executive Officers and Directors
  The following table sets forth the name, age and position of each executive officer and director of the Company. Each individual has served in such positions since April 1990.


Name                               Age                  Position

George P. Cortessis                 43                  Secretary, Treasurer
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

George P. Cortessis                43               Vice President, Secretary,
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

  Mr. Cortessis graduated from the University of California - Berkeley in 1983 with a Bachelor of Science Degree in Chemical Engineering.


  ITEM 11. EXECUTIVE COMPENSATION

  During the three fiscal years ending April 30, 2000, 2001 & 2002 Mr. Cortessis received the following salaries.

  Summary of Compensation Table


Name and Principal                   2002           2001           2000
Position                           Salary           Salary         Salary


George P. Cortessis               $65,000          $65,000        $33,000
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






ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth the number and percentage of the Company's shares owned beneficially by its executive officers and directors and by other persons known to own beneficially 5% or more of the shares as of July 20, 2002.


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

Not Applicable

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

                                                    Process Equipment, Inc.


                                                 By: /S/ George P. Cortessis
                                               -----------------------------
                                                        George P. Cortessis
                                                        Secretary


                                                      Dated: August 13,  2002


  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature



/S/  George P. Cortessis
----------------------------
 George  P.  Cortessis
Dated:   August 13, 2002
Title: Secretary, Treasurer and Director

  (Principle Accounting and Financial Officer)