Form 10QSB
period 2002-07-31
PROCESS EQUIPMENT INC
filed 2002-09-20
CIK 857073

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2002

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

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

Class Outstanding as of July 31, 2002
Common Stock, $.001 par value           3,644,800.

<page1>

PART I          FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS


PROCESS EQUIPMENT, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS                           Page

Consolidated Balance Sheet
at July 31, 2002 and April 30, 2002........................... 3

Consolidated Statements of Operations
for the Three Months Ended July 31, 2002 and
July 31, 2001................................................. 4

Consolidated Statement of Cash Flows
for the Three Months Ended July 31, 2002
July 31, 2001................................................. 5

Notes to Consolidated Financial Statements.................... 6

Adopted Pursuant to Section 906 of
the Sarbanes-Oxley Act of 2002 ...............................11

SIGNATURES .................................................. 11

<page 2>

                       PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS
                         July 31, 2002 and April 30, 2002




                                 Assets
                                                      July 31,      April 30,
                                                         2002           2002
Current Assets
  Cash                                              $ 457,433      $ 489,247
  Accounts Receivable - Trade (less
  $10,000 Reserve for Bad Debts)                      288,620        183,825
  Inventory (Note 1)                                  687,853        623,590
  Prepaid Expenses                                     20,478         12,922
  Deposit                                               4,670         14,270
                                                    ---------      ---------
Total Current Assets                                1,459,054      1,323,854

Property, Plant and Equipment
(Notes 1 and 3)                                        20,624         19,281

Non-Current Assets:
Deferred Tax Asset                                     31,313         38,372
                                                  -----------    -----------
      Total Assets                                $ 1,510,991    $ 1,381,507
                                                  ===========    ===========
Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable                                      197,263         40,066
Accrued Expenses                                       56,630         74,478
Customer Deposits (Note 1)                             60,829         75,132
                                                      -------        -------
    Total Current Liabilities                         314,722        189,676
                                                      -------        -------

    Total Liabilities                                 314,722        189,676
                                                      -------        -------
Stockholders' Equity
Common Stock, par value $.001;
25,000,000 shares authorized,
3,644,800 issued and outstanding                        3,645          3,645
Additional Paid in Capital                          1,249,413      1,249,412
Accumulated Deficit                                   <56,789>       <61,226>
                                                    ---------      ---------
         Total Equity                               1,196,269      1,191,831
                                                  -----------    -----------
Total Liabilities and
Stockholders' Equity                              $ 1,510,991    $ 1,381,507
                                                  ===========    ===========
See Accompanying Footnotes


<page 3>

PROCESS EQUIPMENT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended July 31, 2002 and 2001



                                         2002                2001
                                         ----                ----

Sales                                 456,546             513,551

Cost of Goods Sold                    314,902             385,181
                                      -------             -------

Gross Profit                          141,644             128,370

Selling, General and
Administrative Expenses               135,985             117,587
                                      -------             -------
Income from Operations                  5,659              10,783

Other Income and (Expense)
Other Income                            1,167               3,666
                                      -------             -------
Income Before Income Taxes              6,826              14,449

Provision for Income Taxes
Current                                     0                   0
Deffered Tax Provision                  2,389               5,057
                                      -------             -------
Net Income                              4,437               9,392
                                    =========           =========
Net Income Per Share                    $0.00               $0.00
                                    =========           =========
Weighted average number
Of common shares                    3,644,800           3,644,800
                                    =========           =========

See Accompanying Footnotes


<page 4>


PROCESS EQUIPMENT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended July 31, 2002 and 2001


                                                      2002         2001

Cash Flow from Operational Activities:
Net Income                                         $ 4,437       $9,392
Adjustments to Reconcile
Net Income to Net Cash Used
for Operating Activities:
Depreciation and Amortization                        4,675       14,363

Changes in Assets and Liabilities:

<Increase> Decrease in Accounts Receivable        <104,795>     <61,896>
Increase in Inventory                              <64,263>     <53,068>
Increase in Prepaid Expenses                        <7,555>      <1,939>
Decrease in Vendor Deposits                          8,252            0
Increase or <Decrease> in Deferred Tax Asset         2,389       <5,057>
Increase or <Decrease> in Accounts Payable         157,197       98,384
Increase or <Decrease> Accrued Expenses            <17,848>           0
Increase or <Decrease> in Customer Deposits        <14,303>      <9,699>
                                                   -------       ------

Net Cash Flow from Operational Activities          <31,814>      <9,520>
                                                    ------        -----
Net Increase or <Decrease> in Cash                 <31,814>      <9,520>

Cash - Beginning                                   489,247      424,417
                                                 ---------    ---------
Cash - Ending                                    $ 457,433    $ 414,897
                                                 =========    =========
See Accompanying Footnotes


<page 5>


PROCESS EQUIPMENT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2002

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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


<page 6>

PROCESS EQUIPMENT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2002

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiary. The consolidation was treated as a reverse acquisition.

Earnings/Loss Per Share
Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the three months ended July 31, 2001 and July 31, 2002.

Customer Deposits
The Company collects deposits from various customers for custom designed equipment and for certain large orders. The deposits are collected while the equipment is being designed and manufactured and are shown as a liability when collected. These funds become revenues when the equipment is completed and shipped to the customer.

Note 2 - Vendor Deposits
The Company may have funds deposited with foreign vendors for imported equipment sales.

Note 3 - Property, Plant and Equipment

Transportation Equipment                                      $ 28,224
Office Equipment                                                37,391
Shop Equipment                                                  35,261
Leasehold Improvement                                           35,894
                                                              --------
Total                                                         $136,770
Less:  Accumulated Depreciation                                116,146
                                                              --------
                                                              $ 20,624
                                                              ========

<page 7>

PROCESS EQUIPMENT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2002

Note 5 - Leasing Arrangements

Operating Lease
The Company conducts its operations from facilities that are leased under a five year lease ending September, 2003. The lease calls for monthly rent payments commencing September, 1998 of $5,509.67 per month plus common area maintenance charges which includes a pro-rata share of real property taxes.

Rent expense amounted to $ 22,123 and $20,986 for the three months ended July 31, 2001 and July 31, 2002, respectively.

Future Minimum Lease Payments
Future minimum lease payments for capital and operating leases at July 31, 2002 are:

Years Ending                                      Operating
April 30,                                             Lease
2003                                                 66,369
2004                                                 29,497
                                                     ------
Total Minimum Payments                               95,866
                                                     ======


<page 8>

PROCESS EQUIPMENT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2002

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

Three Months Ended July 31, 2001 Compared to Three Months Ended
July 31, 2002

Total sales of the Company for the three months ended July 31, 2002 decreased by $ 57,005 from sales for the three month period ended July 31, 2001.

Cost of goods sold decreased $ 70,279 and the gross profit increased by $ 13,274 for the three month period ended July 31, 2002 as compared to the three month period ended July 31, 2001. Gross margin increased to 31.0% from 25.0% for the same period of the prior year. The gross profit increase was due to the decrease in sales and decrease in cost of goods.

Management believes the cause of the year to year decline in gross revenues was a general weakening of demand for capital equipment in the Food, Wine and Biotechnology industries. Management believes the cause of the increase in gross margin (from the historic average of approximately 27%) was due to implementation of an aggressive program for obtaining volume discounts for consolidated orders from the company's vendors, as well as the effect of an unpredictable, and potentially unrepeatable increase in the fraction of total sales consisting of higher margin products.


General and administrative expenses increased by $18,397 for the three month period ended July 31, 2002 as compared to the three month period ended July 31, 2001. This increase in general and administrative expense was due a substantial increase in the cost of employee health insurance/benefits, liability insurance cost increases and increased sales and marketing expenses.
Management anticipates the upward trend in these cost categories to be likely to continue.

The net effect of the decreases in sales and increases in general and administrative expenses led to a net profit of $4,437 for the most recent period compared to a net profit of $ 9,392 for the year earlier period.

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

<page 9>

PROCESS EQUIPMENT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2002

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS (Continues)

Because of the size and schedule requirements of particular projects undertaken by the company, a significant time lag may occur between inventory build-up related outlays and revenue recognition related to these projects. Due to the variability of the timing of these cash flows as compared with the date certain used for reporting purposes, significant fluctuations of individual line item cash flows year-over-year are apparent. Additionally, the interaction between the size and timing of the placement of customer orders bearing customer deposits and the various schedule requirements attendant to these orders, caused irregularity in reported customer deposit and inventory decrease cash-flows. Management does not believe these fluctuations are consequential to the substantive performance or financial condition of the company. Management does not believe that these fluctuations are the indicative of any material trend with regard to substantive performance or financial condition of the company

Reported pre-paid expenses fluctuate based on the various timing differences existing between the company's fiscal reporting period and the somewhat variable schedules of the required pre-payments for such administrative expenses as health and liability insurance premiums, as well as sales and income tax pre-payments. Management does not believe these fluctuations are consequential to the substantive performance or financial condition of the company. Management does not believe that these fluctuations are the indicative of any material trend with regard to substantive performance or financial condition of the company.

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

Liquidity and Capital Resources

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



<page 10>


                            Certification Pursuant to
                             18 U.S.C. Section 1350
                               Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

     In connection with the Quarterly Report of Process Engineers, Inc.
(the "Company") on Form 10-Q for the period ending July 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George Cortessis, Secretary of the Company, certify, pursuant to
Section 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company


By:  /s/ George P. Cortessis
-------------------------------------------
George P. Cortessis
Secretary
September 13, 2002



                             SIGNATURES

In accordance with the requirement of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  PROCESS EQUIPMENT CORPORATION


DATE: September 13, 2002             By: /s/ George P. Cortessis
------------------------                 -----------------------
                                         George P. Cortessis
                                         Secretary



<page 11>