Form 10QSB
period 2002-10-31
PROCESS EQUIPMENT INC
filed 2002-12-16
CIK 857073

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                        ___________________

                             FORM 10-QSB

            Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

            For the quarterly period ended October 31, 2002

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

Class                               Outstanding as of
                                    October 31, 2002

Common Stock, $.001 par value                         3,644,800.



<page 1>



                          PART I FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                     PROCESS EQUIPMENT, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS                           Page

Consolidated Balance Sheets
at October 31, 2002 and April 30, 2002........................ 3

Consolidated Statements of Operations
for the Six Months Ended October 31, 2002 and
October 31, 2001.............................................. 4

Consolidated Statements of Operations
for the Three Months Ended October 31, 2002 and
October 31, 2001.............................................. 5

Consolidated Statements of Cash Flow
for the Six Months Ended October 31, 2002..................... 6

Consolidated Statements of Stockholders' Equity
for the Six Months Ended October 31, 2002..................... 7

Notes to Consolidated Financial Statements.................... 8-11


<page 2>

                  PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                  October 31, 2002 and  April 30, 2002
                               (Unaudited)

                                     Assets
                                               October 31,        April 30,
                                                     2002             2002
Current Assets
     Cash                                       $ 554,331        $ 489,247
     Accounts Receivable - Trade (less
     $10,000 Reserve for Bad Debts)               283,739          183,825
     Inventory (Note 1)                           509,374          623,590
     Prepaid Expenses                               8,901           12,922
     Deposits                                      13,070           14,270
                                                ---------        ---------
     Total Current Assets                       1,369,415        1,323,854
                                                =========        =========
Property, Plant and Equipment
(Notes 1 and 3)                                    13,984           19,281

Non-Current Assets:
     Deferred Tax Asset (Note 1)                   11,372           38,372
                                              -----------      -----------
Total Assets                                  $ 1,394,771      $ 1,381,507
                                              ===========      ===========

Current Liabilities
      Accounts Payable                          $  46,356          $40,066
      Accrued Expenses                            107,458           74,478
      Customer Deposits (Note 1)                      170           75,132
                                              -----------        ---------
      Total Current Liabilities                   153,984          189,676

      Total Liabilities                           153,984          189,676
                                              ===========        =========
Stockholders' Equity
      Common Stock, par value $.001;
      25,000,000 shares authorized,
      3,644,800 issued and outstanding              3,645            3,645
      Additional Paid in Capital                1,249,413        1,249,412
      Accumulated Deficit                         (12,271)         (61,226)
                                              -----------      -----------
          Total Equity                        $ 1,240,787      $ 1,191,831

Total Liabilities and
      Stockholders' Equity                    $ 1,394,771      $ 1,381,507
                                              ===========      ===========

                          See Accompanying Footnotes

<page 3>

                       PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the Six Months Ended October 31, 2002 and 2001
                                (Unaudited)

                                                 October 31,      October 31,
                                                       2002             2001

Sales	                                       $  1,270,751     $  1,261,099
Commissions                                               0                0
Total Revenue                                     1,270,751        1,261,099
Cost of Goods Sold                                  904,643          919,098

Gross Profit                                        366,109          342,002

Selling, General and Administrative
Expenses                                            292,976          274,579

Income from Operations                               73,132           67,422

Other Income and (Expense)
Other Income                                          3,623            5,137

Income Before Income Taxes                           76,755           72,559

Provision for Income Taxes
     Current Income Taxes                               800                0
     Deferred Tax Provision                         (27,000)         (25,057)

Net Income                                       $   48,955         $ 47,502

Net Income Per Share                             $     0.01         $   0.01

                      See Accompanying Footnotes




<page 4>



                         PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the Three Months Ended October 31, 2002 and 2001
                                    (Unaudited)

                                                October 31,       October 31,
                                                      2002              2001

Sales                                            $  813,876       $  748,050
Commissions                                               0                0
Total Revenue                                       813,876          748,050

Cost of Goods Sold                                  586,667          533,996

Gross Profit                                        227,209          214,054
Selling, General and Administrative
Expenses                                            150,342          156,965

Income from Operations                               76,867           57,089

Other Income and (Expense)
Other Income                                          2,420            1,471

Income Before Income Taxes                           79,287           58,560

Provision for Income Taxes
     Current Income Taxes                               800                0
     Deferred Tax Provision                         (27,000)         (20,000)

Net Income                                        $  51,487        $  38,560

Net Income Per Share                              $    0.01        $    0.01

                               See Accompanying Footnotes

<page 5>



                     PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                   For the Six Months Ended October 31, 2002 and 2001
                                  (Unaudited)

                                                   October 31,    October 31,
                                                         2002           2001
Cash Flow from Operational Activities:

Net Income                                           $ 48,955      $  47,502
Adjustments to Reconcile
Net Income to Net Cash Used
for Operating Activities:
Depreciation and Amortization                           7,698          7,411

Changes in Assets and Liabilities:
Decrease/(Increase) in Accounts Receivable            (99,914)        75,751
Decrease in Inventory                                 114,216         82,118
Decrease in Prepaid Expenses                            4,021         25,057
(Decrease) in Vendor Deposits                          (1,200)             0
Decrease in Deferred Tax Asset                         27,000          4,273
Increase in Accts Payable and
Accrued Expenses                                       39,270         23,287
Increase/(Decrease) in Customer Deposits              (74,962)         4,549
----------------------------------------------------------------------------
Net Cash Flow from Operational Activities              65,084        269,948

Net Increase in Cash                                   65,084        269,948

Cash - Beginning                                      489,247        424,417

Cash - Ending                                        $554,331      $ 694,365

                          See Accompanying Footnotes



<page 6>














                     PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     For the Six Months Ended October 31, 2002
                                  (Unaudited)

                                                  Additional      Retained
                        Common Stock              Paid In         Earnings
                        Shares         Amount     Capital         (Deficit)

Balance April 30, 2002  3,644,800     $ 3,645    $1,249,412      $( 61,266)

Net Income                                                          48,955

Balance Oct. 31, 2002   3,644,800     $ 3,645    $1,249,412      $ (12,271)

                              See Accompanying Footnotes


<page 7>





                       PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Six Months Ended October 31, 2002 (Unaudited)

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


<page 8>

                   PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For the Six Months Ended October 31, 2002
                                 (Unaudited)

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

Note 2 - Vendor Deposits
The Company has funds deposited with foreign vendors for imported equipment sales.

Note 3 - Property, Plant and Equipment

Transportation Equipment                                           $  28,225
Office Equipment                                                      38,686
Shop Equipment                                                        35,261
Leasehold Improvement                                                 35,894

Total                                                              $ 138,066
Less:  Accumulated Depreciation                                      124,082

                                                                   $  13,984


<page 9>




                 PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          For the Three Months Ended October 31, 2002 (Unaudited)

Operating Lease
The Company conducts its operations from facilities that are leased under a five year lease ending September, 2003. The lease calls for monthly rent payments commencing September, 2000 of $5,509.67 per month plus common area maintenance charges which includes a pro-rata share of real property taxes.

Rent expense amounted to $ 22,122 and $22,122 for the three months ended October 31, 2002 and October 31, 2001 respectively.

Future Minimum Lease Payments
Future minimum lease payments for capital and operating leases at October 31, 2002 are:

Years Ending
April 30,              Operating Lease
2003                           44,246
2004                           29,497

Total Minimum Payments         73,743

<page 10>


                    Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

Three Months Ended October 31, 2002 Compared to Three Months Ended October 31, 2001

Total sales of the Company for the three months ended October 31, 2002 increased by $ 65,826 from sales for the three month period ended October 31, 2001. Cost of goods sold increased $ 52,671 and gross profits increased by $ 13,155 for the three month period ended October 31, 2002 as compared to the three month period ended October 31, 2001. The gross profit increase was due to the increase in sales volume as gross margin decreased to 27.9% as compared to 28.6% for the same period of the prior year.

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

General and administrative expenses decreased by $ 6,623 for the three month period ended October 31, 2002 as compared to the three month period ended October 31, 2001. This reduction was mainly due reductions in employee compensation expenses and timing differences associated with employee health insurance and liability insurance premium payments.

The net effect of the increase in gross profits and decrease in general and administrative expenses led to a net profit of $ 51,487 for the most recent period compared to a net profit of $38,560 for the year earlier period.


Six Months Ended October 31, 2002 Compared to Six Months Ended October 31,
2001

Total sales of the Company for the six months ended October 31, 2002
increased by $   9,652 from sales for the six month period ended October 31,
2001. Cost of goods sold decreased by $ 14,455 and gross profit increased by $ 24,107 for the six month period ended October 31, 2002 as compared to the six month period ended October 31, 2001. This gross profit increase was due to an increase in sales volume as well as an increase in gross margin percentage as gross margin increased to 28.8% from 27.1% for the same period of the prior year.

Management believes the small year to year increase in gross revenues was achieved despite a general weakening of demand for capital equipment in the Food, Wine and Biotechnology industries.

General and administrative expenses increased by $ 18,397 for the six month period ended October 31, 2002 as compared to the six month period ended October 31, 2001. This increase represents a 6.7% increase in such expenses year over year. The increase in general and administrative costs were mainly the result of increased costs for insurance, including employees health insurance and corporate liability insurance premiums. Significant increases in these expenses are anticipated in the future as well.

The net effect of the increase in revenues and increase in gross margin led to a net profit of $ 48,955 for the six months ended October 31, 2002 compared to a net profit of $ 47,502 for the six month period ended October 31, 2001.

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

PROCESS EQUIPMENT INCORPORATED

DATE: December 13, 2002

By: /s/ George Cortessis
       -----------------------

George Cortessis
Secretary