Form 10QSB
period 2003-01-31
PROCESS EQUIPMENT INC
filed 2003-03-25
CIK 857073

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-QSB

            Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

            For the quarterly period ended January 31, 2003

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

  Registrant's telephone number, including area code:(510) 782-5122

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

Class                            Outstanding as of January 31, 2003

Common Stock, $.001 par value                             3,644,800.



<page 1>
                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

PROCESS EQUIPMENT, INC. AND SUBSIDIARY CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

                                                          Page

Consolidated Balance Sheets
at January 31, 2003 and April 30, 2002...................... 3

Consolidated Statements of Operations
for the Nine Months Ended January 31, 2003 and
January 31, 2002............................................ 4

Consolidated Statements of Operations
for the Three Months Ended January 31, 2003 and
January 31, 2002............................................ 5

Consolidated Statements of Cash Flows
for the Nine Months Ended January 31, 2003 and
January 31, 2002............................................ 6

Notes to Consolidated Financial Statements............... 7-13


<page 2>

              PROCESS EQUIPMENT, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED BALANCE SHEETS
                            Assets
                                         January 31,       April 30,
                                               2003            2002
Current Assets                            Unaudited         Audited
                                       ------------     ------------

     Cash                                 $ 497,547       $ 489,247
     Accounts Receivable - Trade (less
     $10,000 Reserve for Bad Debts)         279,848         183,825
     Inventory                              587,516         623,590
     Prepaid Expenses                        13,406          12,922
     Deposits                                 4,670          14,270
                                        -----------      ----------
     Total Current Assets                 1,382,987       1,323,854

Property, Plant and Equipment                10,867          19,281

Non-Current Assets:
     Deferred Tax Asset                      11,372          38,372
                                        -----------     -----------
Total Assets                            $ 1,405,226     $ 1,381,507
                                        ===========     ===========
                 Liabilities and Stockholders' Equity

Current Liabilities
      Accounts Payable                   $   41,135       $  40,066
      Accrued Expenses                      132,294          74,478
      Customer Deposits                          99          75,132
                                        -----------     -----------
      Total Current Liabilities             173,528         189,676
                                        -----------     -----------
      Total Liabilities                     173,528         189,676

Stockholders' Equity
      Common Stock, par value $.001;
      25,000,000 shares authorized,
      3,644,800 issued and outstanding        3,645           3,645
      Additional Paid in Capital          1,249,413       1,249,412
      Accumulated Deficit                   (21,360)        (61,226)
                                        -----------      ----------
          Total Equity                    1,231,698       1,191,831
                                        -----------      ----------
Total Liabilities and
Stockholders' Equity                  $   1,405,226     $ 1,381,507
                                      =============     ===========
                          See Accompanying Footnotes

<page 3>

         PROCESS EQUIPMENT, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED
              STATEMENTS OF OPERATIONS
     Nine months Ended January 31, 2003 and 2002
                     (Unaudited)
                                       January 31,      January 31,
                                             2003             2002
                                     ------------      -----------
Sales                                  $  1,733,168     $  1,659,641
                                     ------------      -----------
Total Revenue                           1,733,168        1,659,641

Cost of Goods Sold                      1,224,443        1,203,664
                                        ---------        ---------
Gross Profit                              508,725          455,977

Selling, General and Administrative
Expenses                                  442,844          409,104
                                          -------          -------
Income from Operations                     65,881           46,873

Other Income and (Expense)
Other Income                                1,785            7,287
                                           ------           ------
Income Before Income Taxes                 67,666           54,160

Provision for Income Taxes
     Current Income Taxes                    (800)               0
     Deferred Tax Provision               (27,000)         (20,190)
                                          --------         -------
                                          (27,800)         (20,190)
                                          --------         -------
Net Income                             $   39,866        $ 33,970
                                        ==========        ========
Net Income Per Share                    $     0.01        $   0.01
                                        ==========       =========
Weighted average # of shares             3,644,800       3,644,800
                                        ==========       =========

                               See Accompanying Footnotes



<page 4>



                  PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                              CONDENSED CONSOLIDATED
                             STATEMENTS OF OPERATIONS
                    Three Months Ended January 31, 2003 and 2002
                                 (Unaudited)
                                             January 31,        January 31,
                                                   2003               2002
                                           ------------       ------------
Sales                                        $  466,039         $  397,661

Total Revenue                                   466,039            397,661

Cost of Goods Sold                              322,095            279,211
                                                -------            -------
Gross Profit                                    143,944            118,450
Selling, General and Administrative             -------            -------
Expenses                                        149,729            133,175

Income from Operations                          ( 5,785)           (14,725)

Other Income and (Expense)
Other Income                                        601              2,150
                                                --------           --------
Income Before Income Taxes                      ( 5,184)           (12,575)
                                                --------           --------
Provision for Income Taxes
     Current Income Taxes                             0                  0
     Deferred Tax Provision                           0             (4,867)
                                                --------           --------
                                                      0             (4,867)
                                             -----------         ----------
Net Income  (Loss)                           $  ( 5,184)         $ (17,442)
                                             ===========         ==========
Net Income Per Share                         $  (  0.00)         $ (  0.00)
                                             ===========         ==========
                               See Accompanying Footnotes

<page 5>


             PROCESS EQUIPMENT, INC. AND SUBSIDIARY
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
           For the Nine Months Ended January 31, 2002
                 And January 31, 2001
                     (Unaudited)
                                              January 31,      January 31,
                                                    2003             2002
                                           -------------     ------------
Cash Flow from Operational Activities:

Net Income                                     $  39,866       $   33,970
Adjustments to Reconcile                       ---------       ----------
Net Income to Net Cash Used
for Operating Activities:
Depreciation and Amortization                      8,415           13,697
                                                  ------          -------
Changes in Assets and Liabilities:
Decrease (Increase) in Accounts Receivable       (96,023)          48 979
Decrease (Increase) in Inventory                  36,074           68,257
Decrease (Increase) in Prepaid Expenses             (484)           5,026
Decrease or (Increase) in Vendor Deposits          9,600                0
Decrease (Increase) in Deferred Tax Asset         27,000           20,057
Increase or (Decrease) in Accts Payable and
Accrued Expenses                                  58,885          (44,239)
Increase or (Decrease) in Customer Deposits      (75,033)         (51,110)
                                                 --------         --------
Net Cash Flow from Operational
Activities                                         8,300           94,637
                                                  ------           ------
Net Increase in Cash                               8,300           94,637
                                                 -------          -------
Cash - Beginning                                 489,247          424,417
                                              ----------        ---------
Cash - Ending                                 $  497,547        $ 519,054
                                              ==========        =========


                                        See Accompanying Footnotes



<page 6>


                       PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                               NOTES TO CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS
                                  January 31, 2003
Note 1 - Summary of Significant Accounting Policies

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


<page 7>

          PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                  NOTES TO CONDENSED
          CONSOLIDATED FINANCIAL STATEMENTS
                   January 31, 2003

Principles of Consolidation
The consolidated financial statements include the accounts of Process Equipment, Inc. and its wholly owned subsidiary. All intercompany transactions have been eliminated.

Earnings Per Common Share
Basic and diluted common share are calculated by dividing the net income (loss) by the weighted average number of shares of common stock issued and outstanding. The number of used was 3,644,800. Because the company has outstanding but a single class of equity security (common stock) and is subject to no outstanding stock purchase options, warrants or any other potentially dilutive rights or instruments, diluted earning per share are exactly equal to basic earnings per share.

Customer Deposits and Revenue Recognition
The company may from time-to-time collect deposits from various customers for custom designed or other specialized equipment. This situation arises only to infrequently, and usually involves medium-to-large dollar volume orders. Deposits resulting from such orders are collected, and are reflected as liabilities on the balance sheet of the company, while the ordered equipment is being designed and manufactured. Any funds received in advance of transfer of title to goods produced under such a contract are shown as a liability under "Customer Deposits".
As is the case for other more common and straightforward transactions, customer deposit funds are recognized as revenue when title to the equipment is transferred to the buyer (or to the buyer indirectly via common carrier).
In certain very unusual cases, a negotiated "retention" fraction of the purchase price of the product is withheld by the buyer pending equipment installation, start-up or qualification for service. In these cases, management exercises judgement, based on specific experience, concerning the type and value of the product, and the identity and technical requirements of the purchaser, to establish reserve accounts adequate to offset the estimated potential liability for any additional expenditures which may be required precedent to collection of revenue recognized. Generally, these reserve accounts are of the same dollar amount as the "retention" fraction. Therefore, effectively, "retention" amounts are recognized as revenue upon collection of the "retention" funds. Management believes that the procedures employed to accrue reserves against potential liability associated with such projects is adequate to fulfill the requirements of SAB 101. In any event, no such project requiring installation, start-up or qualification activities or acceptances as a condition of contract fulfillment was extant as of January 31, 2003.

Note 2 - Vendor Deposits
The Company has funds deposited with vendors of equipment or components at various times and in varying amounts. The company has no deposits with foreign vendors as of January 31, 2003. The company has a security deposit amounting $4,670 held by the owner of the company's operating facilities lease.


<page 8>




       PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                NOTES TO CONDENSED
      CONSOLIDATED FINANCIAL STATEMENTS
           January 31, 2003 (Unaudited)


Note 3 - Property, Plant and Equipment

Transportation Equipment            $  28,700
Office Equipment                       37,391
Shop Equipment                         35,261
Leasehold Improvement                  35,894
                                    ---------
Total                               $ 137,246
Less:  Accumulated Depreciation       126,380
                                    ---------
                                    $  10,867


Operating Lease
The Company conducts its operations from facilities that are leased under a five year lease ending September, 2003. The lease calls for monthly rent payments commencing September, 2000 of $5,509.67 per month plus common area maintenance charges which includes a pro-rata share of real property taxes.

Rent expense amounted to $ 22,122 and $22,122 for the three months ended January 31, 2003 and January 31, 2002 respectively.

Future Minimum Lease Payments
Future minimum lease payments for capital and operating leases at October 31, 2001 are:

Years Ending
April 30,                   Operating Lease
2003                            $    22,122
2004                            $    29,496
                                -----------
Total Minimum Payments          $    51,618
                                ===========
<page 9>



        Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

Three Months Ended January 31, 2003 Compared to Three Months Ended January 31, 2002

Total sales of the Company for the three months ended January 31, 2003 increased by $ 68,378 from sales for the three month period ended January 31, 2002. Cost of goods sold increased $ 42,884 and gross profits increased by $ 25,494 for the three month period ended January 31, 2002 as compared to the three month period ended January 31, 2001. The gross profit increase was due to the increase in sales volume as well as the increase in gross margins to 31.0% compared to 29.9% for the same period of the prior year.

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

General and administrative expenses increased by $ 16,554 for the three month period ended January 31, 2003 as compared to the three month period ended January 31, 2002. Approximately one-half of this increase in expenses was attributable to increased employee health, workman's compensation and liability insurance expenditure increases.

The net effect of the increase in gross profits and increase in general and administrative expenses led to a net loss of $ 5,184 for the most recent period compared to a net loss of $ 7,708 for the year earlier period.

Nine Months Ended January 31, 2003 Compared to Nine Months Ended
January 31, 2002

Total sales of the Company for the nine months ended January 31, 2003 increased by $ 73,527 from sales for the nine month period ended
January 31, 2002. Cost of goods sold increased by $ 20,779 and gross profit increased by $ 52,748 for the nine month period ended January 31, 2003 as compared to the nine month period ended January 31, 2002.
This gross profit increase was due to an increase in gross margin percentage as gross margin increased to 29.0% from 27.5% for the same period of the prior year.

<page 10>

Management believes the small increase of the year to year in gross revenues and gross margins is a not indicative of any trend of the demand for capital equipment in the Food, Wine and Biotechnology industries. On the contrary, these results were achieved despite a general weakening of demand for the companies products and increased competitive price pressure resulting from this weakened demand. Management believes the gross margin garnered in the current period is roughly consistent with the historic average gross margin of approximately 27%.

General and administrative expenses increased by $ 33,740 for the nine month period ended January 31, 2003 as compared to the nine month period ended January 31, 2002. More than one half of this increase in expenses was attributable to increased employee health, workman's compensation and liability insurance expenditures.

The net effect of the increases in revenues, gross margin and general and administrative expenses led to a net profit of $ 39,866 for the nine months ended January 31, 2003 compared to a net profit of $ 33,970 for the nine Month period ended January 31, 2002

Liquidity and Capital Resources

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

The company holds cash equivalents in "money market , interest bearing checking accounts". The interest yield from these deposits has been severely depressed over the last year. The interest rate earned on these accounts as of January 2002 was approximately 1.6% per annum. As of January 2003, the interest rate earned on these accounts was less than 0.5%. Management is actively seeking better rates of return on these funds consistent with the requirements of cash equivalent liquidity and minimization of exposure to capital loss.

<page 11>

Cash Flow Analysis

Because of the size and schedule requirements of particular projects undertaken by the company, a significant time lag may occur between inventory build-up related outlays and revenue recognition, and ultimately cash collections related to specific projects. Due to the variability of the timing of cash flows as compared with the date certain used for reporting purposes, significant fluctuations of individual line item cash flows year-over-year are apparent.

For instance, this form 10Q compares the cash flows resulting from operations for two nine month periods, namely, the three fiscal quarters ended January 31, 2002 and January 31, 2003 respectively. Although the net income for both periods is similar, ($33,970 for 2002 vs. $39,866 for 2003), there was a $48,979 decrease in accounts receivable in the first nine months of fiscal 2002 and a $96,023 increase in accounts receivable for the nine months ended January 31, 2003. Typically, the company collects cash revenue resulting from sales approximately 30 to 60 days from the date of the sale. Therefore, if a large volume of sales should happen to occur in the first month of a particular fiscal quarter, compared to the sales made in the last 30 to 60 days of the period in question, the cash collected from such "earlier" sales would appear as an increase of cash in the cash flow analysis for reported period. If, however, the bulk of sales for the particular period are biased toward the latter portion of the period in question, the "cash flow" result of the sales appear as an increase in accounts receivable amounts rather than cash amounts. A similar effect occurs in accounts payable and accrued expenses cash flow in the event of bias of sales toward the end of the reporting period. Because the company purchases goods for resale or for incorporation into equipment on various credit terms, typically ranging to "net 45 days", a bias in sales volume toward the latter part of a particular reporting period has the effect of increasing the "liability" cash flow resulting from purchases related to these sales as reported on the closing date of the period is question. Management does not believe these fluctuations are consequential to the substantive performance or financial condition of the company. Management does not believe that these fluctuations are the indicative of any material trend with regard to substantive performance or financial condition of the company.

Reported pre-paid expenses fluctuate based on the various timing differences existing between the company's fiscal reporting period and the somewhat variable schedule and amounts of the required pre-payments for such administrative expenses as health, workman's compensation and liability insurance premiums, as well as sales and income tax pre-payments. Although the company accrues for these expenses as accurately as is possible, changes in employee head-count, distribution of age and dependent status among the employees of the company and rapidly changing charges for insurances of all kinds (and in the most recent period sales tax rates) combine to render the reported cash flow result of prepaid expenses somewhat variable. Management does not believe these fluctuations are consequential to the substantive performance or financial condition of the company. Management does not believe that these fluctuations are the indicative of any material trend with regard to substantive performance or financial condition of the company.

<page 12>

Market Segmentation

Because the company's personnel, processes, equipment, materials and related technology utilized in service to both the Wine/Food and the Biotechnolgy industries are quite similar, the company makes virtually no distinction in its' sales, marketing, engineering or accounting activities to segment the activities of the company between Wine/Food and Biotechnology industries. Reporting of detailed segment performance data is therefore impracticable.


Bad Debt Reserves:

Notwithstanding the fact that the company incurred an unprecedented charge during the fiscal year ended April 1999 as a result of bad debt write-offs amounting to $30,161, management believes, based on the historically low (indeed almost nonexistent) rate of such defaults, that the $10,000 reserve made against current accounts receivable, in respect of the possibility of such defaults, is adequate.


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

<page 13>



                            Certification Pursuant to
                             18 U.S.C. Section 1350
                               Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

     In connection with the Quarterly Report of Process Engineers, Inc. (the "Company") on Form 10-Q for the period ending January 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George Cortessis, Secretary of the Company, certify, pursuant to Section 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company


By:  /s/ George P. Cortessis
- -------------------------------------------
George P. Cortessis
Secretary
March 24, 2003



                             SIGNATURES

In accordance with the requirement of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  PROCESS EQUIPMENT CORPORATION


DATE: March 24, 2003                  By: /s/ George P. Cortessis
- ------------------------                 -----------------------
                                         George P. Cortessis
                                         Secretary




<page 14>