Form 10QSB/A
period 2003-01-31
PROCESS EQUIPMENT INC
filed 2003-04-10
CIK 857073

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



<page 1>

                          TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                                                          Page

Condensed Consolidated Balance Sheets
at January 31, 2003 and April 30, 2002 (unaudited) ......... 3

Condensed Consolidated Statements of Operations
for the Nine Months Ended January 31, 2003 and
January 31, 2002 (unaudited)................................ 4

Consolidated Statements of Operations
for the Three Months Ended January 31, 2003 and
January 31, 2002 (unaudited)................................ 5

Consolidated Statements of Cash Flows
for the Nine Months Ended January 31, 2003 and
January 31, 2002 (unaudited)................................ 6

Notes to Consolidated Financial Statements (unaudited).... 7-9

ITEM 2. Managements Discussion and Analysis of Financial
        Condition and Results of Operations..............10-13

PART II- OTHER ITEMS

Other Items.................................................14

Signatures..................................................15

Certifications...........................................16-17


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
                                             ===========         ==========
Net Income Per Share                         $  (  0.00)         $ (  0.00)
                                             ===========         ==========
                               See Accompanying Footnotes

<page 5>


             PROCESS EQUIPMENT, INC. AND SUBSIDIARY
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
           For the Nine Months Ended January 31, 2003
                 And January 31, 2002
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

For instance, this form 10Q compares the cash flows resulting from operations for two nine month periods, namely, the three fiscal quarters ended January 31, 2002 and January 31, 2003 respectively. Although the net income for both periods is similar, ($33,970 for 2002 vs. $39,866 for 2003), there was a $48,979 decrease in accounts receivable in the first nine months of fiscal 2002 and a $96,023 increase in accounts receivable for the nine months ended January 31, 2003. Typically, the company collects cash revenue resulting from sales approximately 30 to 60 days from the date of the sale. Therefore, if a large volume of sales should happen to occur in the first month of a particular fiscal quarter, compared to the sales made in the last 30 to 60 days of the period in question, the cash collected from such "earlier" sales would appear as an increase of cash in the cash flow analysis for reported period. If, however, the bulk of sales for the particular period are biased toward the latter portion of the period in question, the "cash flow" result of the sales appear as an increase in accounts receivable amounts rather than cash amounts. A similar effect occurs in accounts payable and accrued expenses cash flow in the event of bias of sales toward the end of the reporting period. Because the company purchases goods for resale or for incorporation into equipment on various credit terms, typically ranging to "net 45 days", a bias in sales volume toward the latter part of a particular reporting period has the effect of increasing the "liability" cash flow resulting from purchases related to these sales as reported on the closing date of the period in question. Management does not believe these fluctuations are consequential to the substantive performance or financial condition of the company. Management does not believe that these fluctuations are the indicative of any material trend with regard to substantive performance or financial condition of the company.

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

<page 13>

OTHER INFORMATION
Item 1. Legal Proceedings Not Applicable
Item 2. Defaults Upon Senior Securities Not Applicable
Item 3. Submission of Matters to a vote of Security Holders Not Applicable
Item 4. Other Information Not Applicable

<page 14>


                             SIGNATURES

In accordance with the requirement of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  PROCESS EQUIPMENT CORPORATION


DATE: April 9, 2003                  By: /s/ George P. Cortessis
- - ------------------------                 -----------------------
                                         George P. Cortessis
                                         Secretary

<page 15>


                                      CERTIFICATIONS

I, George P. Cortessis, as acting cheif exectutive of the Process Equipment, Inc, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Process
Equipment Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries,is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quaterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: April 9, 2003


By:  /s/ George P. Cortessis
-- -------------------------------------------
George P. Cortessis
Acting President

<page 16>





                            Certification Pursuant to
                             18 U.S.C. Section 1350
                               Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

     In connection with the Quarterly Report of Process Engineers, Inc. (the "Company") on Form 10-Q for the period ending January 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George Cortessis, Secretary of the Company, certify, pursuant to Section 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company


By:  /s/ George P. Cortessis
- - -------------------------------------------
George P. Cortessis
Secretary
April 9, 2003



<page 17>