Form 10KSB
period 2003-04-30
PROCESS EQUIPMENT INC
filed 2003-08-14
CIK 857073

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                ___________________
                                     FORM 10-KSB

               Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

               For the fiscal year ended                Commission
                                                        File Number
                    April 30, 2003                      0-18980
                           ____________________
               PROCESS EQUIPMENT, INC. (formerly PEI, Inc.)
               (Exact name of registrant as specified in its charter)

                  Nevada                             62-1407522
               (State or other jurisdiction of     (I.R.S. Employer
               incorporation or organization)      Identification No.)

                                      26569 Corporate Ave.
                                  Hayward, California  94545
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES X    NO
Indicate by check mark if disclosure filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
<Page 1>


The estimated aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of July 31, 2003 is $533,967. This estimated market value is based on the average quoted bid and ask prices of such stock on July 31, 2003. The registrant's Common Stock has been sporadically quoted in the over-the-counter market. The quotes may reflect inter- dealer trading and are not necessarily representative of actual transactions or of the value of Common stock. The number of shares of the registrant's Common Stock outstanding as of July 30, 2003 is 3,644,800.

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

<Page 2>

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

<Page 3>

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

Manufacturing

     Components for systems sold by the Company are acquired from various third party suppliers and then modified and combined into systems by the Company's production personnel at the Company's plant in Hayward, California. The Company's employees are particularly skilled in precise welding, machining and other fabrication of stainless steel.
The systems are also tested and installed by the Company's personnel. The products distributed by the Company carry various warranties, generally for a one-year period, provided by their manufacturers.
At June 30, 2003, the Company had five employees engaged in design, production, testing and field service activities.

Marketing

     At June 30, 2003, the Company's sales force consisted of two employees. The Company has focused its marketing efforts on the wine

<Page 4>

and bio-technology industries within California. Emphasis has been placed on the Company's knowledge of wine processes and systems engineering, its fabrication capability and its commitment to service.

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

<Page 5>

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

Employees

     At June 30, 2003, the Company had nine full-time employees.

ITEM 2.   PROPERTIES

 Process Engineers leases a 15,600 square foot
Building in Hayward, California which contains 3,600 square feet of administrative, engineering and sales space and 12,000 square feet of inventory and manufacturing space.

The manufacturing space has been designed to accommodate the special needs of the Company's inert gas welding and large system assembly.
Rent payments of $5,507 per month plus common area maintenance charges are owed under the terms of a lease from September 1998 to September 2003, the end of the lease term. The company has negotiated, but, as of July 31, 2003, has yet to execute a contract for, a two year extension of this operating lease. Terms of this lease extension call for an increase in total lease payments of $7,996 per month, including all common area maintenance charges.

<Page 6>

ITEM 3.   LEGAL PROCEEDINGS

     Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     Not applicable.

                          PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS

Common Stock

     The Company's Articles of Incorporation authorize the issuance of 25,000,000 shares of Common Stock, $.001 par value per share. At June
30, 2003, 3,644,600 shares were outstanding. Shares of Common Stock (i) have equal rights to dividends from funds legally available therefor, when, as and if declared by the Company's Board of Directors, (ii) are entitled to share ratably in any remaining assets of the Company available for distribution to shareholders upon the Company's liquidation and (iii) do not have preemptive, subscription or conversion rights. All shares of Common Stock now outstanding are fully paid for and non-assessable.


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

<Page 7>

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

FISCAL YEAR ENDED APRIL 30, 2003      LOW                        HIGH
1st Quarter                        $ 0.19                      $ 0.20
2nd Quarter                          0.17                        0.19
3rd Quarter                          0.16                        0.17
4th Quarter                          0.14                        0.16


FISCAL YEAR ENDED APRIL 30, 2002      LOW                        HIGH
1st Quarter                        $ 0.16                      $ 0.17
2nd Quarter                          0.13                        0.16
3rd Quarter                          0.17                        0.20
4th Quarter                          0.14                        0.20





As of June 30, 2003, there were approximately 500 holders of record of the Company's then outstanding shares of Common Stock.

<Page 8>

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


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations


Year Ended April 30, 2003 Compared to Year Ended April 30, 2002

     Total sales of the Company for the year ended April 30, 2003 decreased by $ 8,956 from sales for the year ended April 30, 2002. This gross revenue increase constituted a 0.4% increase as compared to the previous year. Gross profit for the year ended April 30, 2003 increased by $29,247 compared to the gross profit for the year ended April 30, 2002.
This gross profit increase constituted a 5.1% increase as compared to the previous year. Gross profit as a percentage of revenue for the year ended April 30, 2003 increased to 29.6% compared to 28.0% for the year ended April 30, 2002.

Management believes that the year over year decreases in gross revenue is more indicative of market conditions for the company's products and services than the increase in gross margin achieved, as generally weak demand for capital equipment in the Food, Wine and Biotechnology industries continues. Competitive price pressure resulting from weak demand for capital equipment continues.

<Page 9>

General and administrative expenses increased $8,634 (to $609,184 from $600,550) for the year ended April 30, 2003 as compared to the previous year. This increase represents a 1.4% increase in such expenses year over year. The increase in general and administrative costs were largely the result of increased costs for insurance, including employee workmans compensation insurance, employee health insurance and corporate liability insurance premiums. Significant increases in these expenses are anticipated in the future as well.

The company holds cash equivalents in "money market , interest bearing checking accounts". The interest yield from these deposits has been severely depressed over the last year. The interest rate earned on these accounts as of January 2002 was approximately 1.6% per annum. As of April 2003, the interest rate earned on these accounts was less than 0.5%. Management is actively seeking better rates of return on these funds consistent with the requirements of cash equivalent liquidity and minimization of exposure to capital loss.

Year Ended April 30, 2002 Compared to Year Ended April 30, 2001

     Total sales of the Company for the year ended April 30, 2002 increased by $25,308 from sales for the year ended April 30, 2001.
This gross revenue increase constituted a 1.25% increase as compared to the previous year. This increase was due to a $12,571 decrease (from $1,723,691 to $1,711,120) in sales of wine and food products and services as well as by a $37,879 increase
(from $305,923 to $343,802) in sales of bio-technology products and services. Gross profit for the year ended April 30, 2002 increased by $74,020 compared to the gross profit for the year ended April 30, 2001. This gross profit increase constituted a 14.7% increase as compared to the previous year. Gross profit as a percentage of revenue for the year ended April 30, 2002 increased to 28.1% compared to 24.8% for the year ended April 30, 2001.

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

<Page 10>

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

Cash Flow

Year-to-year fluctuations in various cash-flow category line items were the result of several factors. Net income increased as somewhat improved gross margins were counteracted by somewhat lower gross revenues.

Fluctuations in cash-flow category line items such as year over year increase in accounts receivable, accounts payable and pre-paid expenses are subject to period to period timing differences.

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

<Page 11>

For instance, this form 10KSB compares the cash flows resulting from operations for two twelve month periods, namely, the fiscal years ended April 30, 2002 and April 30, 2003 respectively. The company garnered roughly the same gross revenue in each of these fiscal years. And, although the difference in net income comparing the two periods is only $19,379, ($12,459 loss for 2002 vs. $6,920 profit for 2003), there was a $33,650 increase in accounts receivable as of April 30, 2003 compared to April 30, 2002 but a $81,833 decrease in accounts receivable as of April 30, 2002 compared to April 30, 2001. The explanation for this disparity is, as stated above, the result of variability of the timing of these cash flows as compared with the date certain used for reporting purposes.

Typically, the company collects cash resulting from sales approximately 30 to 60 days from the date of the sale. Therefore, if a larger volume of sales should happen to occur in the first 10 months of a particular fiscal year, compared to the sales made in the last 30 to 60 days of that particular fiscal year, the cash collected from such "earlier" sales would appear as an increase of cash in the cash flow analysis for the reported period. If, however, during the subsequent fiscal year sales are comparatively biased toward the last two months of the reporting period, the "cash flow" resulting from these "later" sales appear as an increase in accounts receivable amounts to the detriment of cash amounts.

A similar effect occurs in accounts payable and accrued expenses cash flow line items in the event of bias of sales toward the end of the reporting period. Because the company purchases goods for resale or for incorporation into equipment on various credit terms, typically ranging from "1% discount 10 days" to "net 45 days", a bias in sales volume toward the latter part of a particular reporting period has the effect of increasing the "liability" cash flow line items resulting from purchases related to these ""yet to be collected" sales as reported on the closing date of the period in question.

Both of these effects are reversed if the timing of the bias of the cost outlay versus cash collection schedules described above is reversed.

Management does not believe these fluctuations are consequential to the substantive performance or financial condition of the company. Management does not believe that these fluctuations are the indicative of any material trend with regard to substantive performance or financial condition of the company.

<Page 12>

Additionally, the interaction between the size and timing of the placement of customer orders bearing customer deposits and the various schedule requirements attendant to these orders, caused irregularity in reported customer deposit cash-flow. Management does not believe these fluctuations are consequential to the substantive performance or financial condition of the company. Management does not believe that these fluctuations are the indicative of any material trend with regard to substantive performance or financial condition of the company.

Reported pre-paid expenses fluctuate based on the various timing differences existing between the company's fiscal reporting period and the somewhat variable schedule and amounts of the required pre-payments for such administrative expenses as health, workman's compensation and liability insurance premiums, as well as sales and income tax pre payments. Although the company accrues for these expenses as accurately as is possible, changes in employee head-count, distribution of age and dependent status among the employees of the company and rapidly changing charges for insurances of all kinds (and in the most recent period sales tax rates) combine to render the reported cash flow result of prepaid expenses somewhat variable. Management does not believe these fluctuations are consequential to the substantive performance or financial condition of the company. Management does not believe that these fluctuations are the indicative of any material trend with regard t substantive performance or financial condition of the company.


<Page 13>

ITEM 7.    SELECTED FINANCIAL DATA

     The following information has been summarized from financial information included elsewhere and should be read in conjunction with such financial statements and notes thereto.

Summary of Statements of Operations of Process Equipment (in thousands except for per share amount)

                        Years Ended April 30th

              2003        2002        2001       2000        1999
Sales       $2,046      $2,055      $2,030     $2,332      $2,551

Gross
Profit        $606        $576      $  502    $   668     $   769

Net Income
(Loss)        $  7        ($12)   $      0    $   105     $   116

Net Income
(Loss)
Per Share   ($0.00)     ($0.00)     $ 0.00     $ 0.03      $ 0.03



Summary of Balance Sheets of Process Equipment (in thousands)

           April 30,2003     2002     2001      2000     1999

Working Capital   $1,115   $1,130   $1,127    $1,111   $  948

Total Assets      $1,341   $1,381   $1,446    $1,482   $1,445

Stockholders'
Equity            $1,196   $1,192   $1,204    $1,205   $1,099


<Page 14>

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                      INDEX TO FINANCIAL STATEMENTS
          PROCESS EQUIPMENT, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS                             Page

Report of Independent Public Accountants........................16

Consolidated Balance Sheets at April 30, 2003 and 2002.......17-18

Consolidated Statements of Operations
for the Years Ended April 30, 2003, 2002 and 2001.............. 19

Consolidated Statements of Cash Flow
for the Years Ended April 30, 2003, 2002 and 2001...............20

Consolidated Statements of Stockholders' Equity
for the Years Ended April 30, 2003, 2002 and 2001...............21

Notes to Consolidated Financial Statements...................22-33

<Page 15>

BAUM & COMPANY, P.A.
Certified Public Accountants
1515 University Drive - Suite 209
Coral Springs, Florida 33071
(954) 752-1712

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Process Equipment, Inc. and Subsidiary
Hayward, California

We have audited the accompanying consolidated balance sheets of Process Equipment, Inc. and Subsidiary as of April 30, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended
April 30, 2003, 2002 and  2001.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements Based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Process Equipment, Inc. and Subsidiary as of April 30, 2003 and 2002 and the results of its operations and its cash flows for the years ended April 30, 2003, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.




Coral Springs, Florida                                    /s/ Joel S. Baum
                                                          ----------------
                                                              Joel S. Baum

June 25, 2003                                      Baum & Company, PA

<Page 16>

                     PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                            April 30, 2003 and  2002

                                    ASSETS
                                        2003                 2002
                              -----------------------------------

Current Assets

Cash                                $455,622             $489,247
Accounts Receivable
(less allowance for doubtful
 accounts of $6,000 and
$10,000 2003 and 2002)               217,475              183,825
Inventory (Note 1)                   599,572              623,590
Prepaid Expenses                      16,530               12,922
Deposits                               6,000               14,270
                          ------------------  -------------------
Total Current Assets               1,295,199            1,323,854

Property and Equipment (Net)          11,448               19,281

Deferred tax asset                    34,011               38,372
                         -------------------      ---------------


Total Assets                      $1,340,659           $1,381,507
                            ----------------      ---------------

See Accountants' Report and Accompanying Footnotes



<Page 17>


              PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS
                         April 30, 2003 and  2002

        LIABILITIES AND STOCKHOLDERS' EQUITY



                                    2003             2002
                          ------------------------------------------
Current Liabilities

Accounts Payable                 $56,759          $40,066
Accrued Expenses                  85,049           74,478
Customer Deposits                    100           75,132
                                --------          -------
Total Current Liabilities        141,908          189,676
                                --------          -------
Total Liabilities                141,908          189,676
                                --------          -------

Stockholders' Equity
Common Stock, Par Value $.001;
 25,000,000 Shares Authorized
 3,644,800 Issued and Outstanding
                                   3,645            3,645

Additional Paid in Capital     1,249,412        1,249,412

Accumulated Deficit              (54,306)         (61,226)
                                ---------        --------
Total Equity                   1,198,751        1,191,831
                                ---------       ---------
Total Liabilities and
 Stockholders' Equity         $1,340,659       $1,381,507
                              ===========       =========
See Accountants' Report and Accompanying Footnotes.

<Page 18>

                       PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                 For The Years Ended April 30, 2002, 2001 and 2000


                         2002               2001              2000
                   -----------------------------------------------
Revenues           $2,045,965         $2,054,922         $2,029,614

Cost of Goods       1,440,045          1,478,549          1,527,261
                    ---------          ---------          ---------
Gross                 605,620            576,373            502,353
                    ---------          ---------          ---------
General and
Administrative
Expense               609,184            600,550            531,181

Income (Loss)
Before Other
Income (Expenses)
And Provision
for Income Taxes      ( 3,265)           (24,177)           (28,828)
                      -------             ------             ------
Other Income
(Expenses)

Interest Income
(Net)                   5,268             12,575             29,202
Gain on sale
Of Asset               10,048                  0                  0
                       ------             ------             ------


Total Other Income
(Expenses)             15,346             12,575             29,202
                       ------             ------             ------
Income (Loss)
Before Provision
for Income Taxes       12,081            (11,602)               374
                       ------            --------            ------
Provision for
Income Taxes
Current                 1,090              2,400               (800)

Deferred                4,071              - 0 -              - 0 -
                       ------             ------              -----
Total                   5,161               (857)              (800)
                       ------             ------              -----
Net Income
(Loss)              $   6,920          $ (12,459)           $(  426)
                       ------             ------           --------
Earnings (Loss)
Per Share               $0.00              $0.00           $   0.00
                       ------             ------            -------
Weighted Average
Number of Shares
Outstanding         3,644,800          3,644,800          3,644,800
                    =========          =========          =========

See Accountants' Report and Accompanying Footnotes

<Page 19>

           PROCESS EQUIPMENT, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Years Ended April 30, 2003, 2002 and 2001


                                    2003          2002           2001

                               ----------------------------------------
Cash Flow from Operational
Activities:

Net Income (Loss)                 $ 6,920       $(12,459)   ($     426)
Adjustments to Reconcile
Net Income to Net Cash Used
for Operating Activities:
Depreciation and Amortization      15,259         19,178        16,029
Changes in Assets and Liabilities
  (Increase) Decrease in Accounts
  Receivable                      (33,650)        81,833       118,105
(Increase) Decrease in
Inventory                          24,018         22,781       (36,190)
  (Increase) Decrease in Prepaid
  Expenses                         (3,608)        15,287       (14,287)

  (Increase) Decrease in Deposits   8,270         (9,600)        - 0 -

  Increase (Decrease) in Deferred
   Tax Asset                       (4,361)            58         - 0 -
  Increase (Decrease) in Accounts
  Payable and Accrued Expenses     27,264        (36,714)     (108,212)
  Increase (Decrease) in Customer
  Deposits                        (75,032)       (15,534)       72,693
                                 --------         ------        ------

Net Cash from Operational
Activities                        (34,920)        64,830        47,712

Cash Flow from Investing
Activities:
Acquisition of Fixed Assets         1,295           - 0-         - 0 -
                                  -------         -------       ------
Net Increase
(Decrease) in Cash                (33,625)         64,830       47,712

Cash - Beginning                  489,247         424,417      376,705
                                  -------         -------      -------
Cash - Ending                    $455,622        $489,247    $ 424,417
                                 ========        ========     ========
                      See Accountants' Report and Accompanying Footnotes

<Page 20>

                  PROCESS EQUIPMENT, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            For the Years Ended April 30, 2003, 2002 and 2001



                      Common Stock
                    (0.001 Par Value)                Additional
                                               Paid In   Accumulated
                         Shares     Amount     Capital     (Deficit)
           ------------------------------------------------------

Balance April 30, 2000   3,644,800   3,645     1,249,412    ( 48,341)

Net Income                   - 0 -   - 0 -         - 0 -        (426)
                         ---------   -----      --------    ---------
Balance April 30, 2001   3,644,800  $3,645    $1,249,412  $ ( 48,767)

Net Income                   - 0 -   - 0 -         - 0 -     (12,459)
                         ---------   -----      --------    ---------
Balance April 30, 2002   3,644,800  $3,645    $1,249,412  $ ( 61,226)

Net Income                   - 0 -   - 0 -         - 0 -       6,920)
                         ---------   -----      --------    ---------
Balance April 30, 2003   3,644,800  $3,645    $1,249,412  $ ( 54,306)
                         =========  ======    ==========  ===========

  See Accountants' Report and Accompanying Footnotes

<Page 21>

            PROCESS EQUIPMENT, INC. AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED APRIL 30, 2003, 2002, AND 2001

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

Customer Deposits and Revenue Recognition

The company may from time-to-time collect deposits from various customers for custom designed or other specialized equipment. This situation arises only to infrequently, and usually involves medium-to large dollar volume orders. Deposits resulting from such orders are collected, and are reflected as liabilities on the balance sheet of the company, while the ordered equipment is being designed and manufactured. Any funds received in advance of transfer of title to goods produced under such a contract are shown as a liability under "Customer Deposits".

As is the case for other more common and straightforward transactions, customer deposit funds are recognized as revenue when title to the equipment is transferred to the buyer (or to the buyer indirectly via common carrier). In certain very unusual cases, a negotiated "retention" fraction of the purchase price of the product is withheld by the buyer pending equipment installation, start-up or qualification for service. In these cases, management exercises judgement, based on specific experience, concerning the type and value of the product, and the identity and technical requirements of the purchaser, to establish reserve accounts adequate to offset the estimated potential liability for any additional expenditures which may be required precedent to collection of revenue recognized. Generally, these reserve accounts are of the same dollar amount as the "retention" fraction. Therefore, effectively, "retention" amounts are recognized as revenue only upon collection of the "retention" funds. Management believes that the procedures employed to accrue reserves against the potential liability associated with such projects is adequate to fulfill the requirements of SAB 101. In any event, no such project requiring installation, start-up or qualification activities or acceptances as a condition of contract fulfillment was extant as of April 30, 2003.

<Page 22>

Warrantee Reserve

As a rule, equipment sold by the company is comprised of components purchased by the company from other manufacturers. It is the policy of the company to transfer to the customer these manufacturer's warrantees and to limit the company's warrantees to the functioning of sub-assemblies actually manufactured by the company. In recognition of the potential liability resulting from these warrantee obligations, the company accrues reserve accounts, the amounts of which are based on the company's experience and expertise with the particular product subject to warrantee. As of April 30, 2003, these reserve account amounted to $10,000, which represents 0.5% of the retail value of all equipment sold by the company, still subject to either the company's or other manufacturers' warrantee.

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

<Page 23>

Income Taxes

The Company has elected to be taxed under Subchapter C of the Internal Revenue Code. For income tax purposes, depreciation is computed using the accelerated cost recovery method and the modified accelerated cost recovery system. The Company has federal net operating loss carry forwards, of approximately $34,000 which expire in the year 2008.

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

PROCESS EQUIPMENT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2003, 2002, AND 2001

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

Earnings Per Share

Primary earnings per common share are computed by dividing the net income (loss) by the number of shares of common stock issued and outstanding. The number of shares used for the fiscal years ended April 30, 2003, 2002 and 2001 was 3,644,800. Because the company has outstanding but a single class of equity security (common stock) and is subject to no outstanding stock purchase options, warrants or any other potentially dilutive rights or instruments, diluted earning per share are exactly equal to basic earnings per share.



Customer Deposits and Revenue Recognition

<Page 24>

PROCESS EQUIPMENT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2002, 2001, AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Bad Debt Reserve

Notwithstanding the fact that the company incurred an unprecedented charge during the fiscal year ended April 1999 as a result of bad debt write-offs amounting to $30,161, management believes, based on the historically low (indeed almost non-existent) rate of such defaults, that the $6,000 reserve made against current accounts receivable, in respect of the possibility of such defaults, is adequate.

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

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board, ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 require all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairmentindicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives

<Page 25>

PROCESS EQUIPMENT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2003, 2002, AND 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

with no maximum life).  The amortization provisions of SFAS
No. 142 apply to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective July 1, 2002. Adoption of SFAS No. 141 will have no effect on the Company's results of operations or financial position. Management does not expect that adoption of SFAS No. 142 will have a material effect on the Company's results of operations or financial position. The effect, if any, would be a reduction in amortization of certain intangible assets the Company has acquired in its "Business Combinations," see also Note 5.

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

NOTE 2 - PROPERTY and EQUIPMENT

                                April 30                 April 30

                                    2003                    2002
                                --------------------------------
Transportation Equipment         $14,747                 $28,225
Office Equipment                  38,686                  37,391
Shop Equipment                    35,261                  35,261
Leasehold Improvements            35,894                  35,894
                             -----------            ------------
Total                            136,771
Less:  Accumulated Depreciation  124,588                 117,490
                               ---------            ------------
Net Fixed Assets                $ 11,448                $ 19,281
                                ========               =========
The depreciation expense for the years ended April 30, 2003, April 30, 2002 and April 30, 2001 was $19,178, $16,029 and $7,201, respectively.

NOTE 3 - INVENTORY

Inventory consists of               2003               2002
the following:
Parts Inventory                $ 596,396          $ 613,619
Finished Goods Inventory           3,176              9,971

                               ---------          ---------
                               $ 599,572          $ 623,590
                               =========          =========
<Page 26>

NOTE 4 - LEASING ARRANGEMENTS

Operating Lease
The Company conducts its operations from facilities that are leased under a five year lease ending August, 2003. The lease calls for monthly rent payments commencing September, 1998 of $5,509 per month plus common area maintenance charges which includes a pro-rata share of real property taxes. Rent expense amounted to $ 83,944 and $ 85,503 years ended April 30, 2003 and 2002, respectively.

Future Minimum Lease Payments
Future minimum lease payments for operating lease at April 30, 2003 are:

     Years Ending                                    Operating
     April 30                                            Lease

     2004                                              $29,497
                                                      --------
     Total Minimum Payments                           $ 29,497
                                                      ========

NOTE 5- CERTAIN TRANSACTIONS WITH MANAGEMENT

A shareholder and officer of the company has received compensation of $65,000, $65,000 and $65,000 during the fiscal years ended
April 30, 2003, 2002 and 2001, respectively.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION


Year ended April 30,             2003           2002           2001
                       ---------------------------------------------
Taxes Paid                     $1,090         $2,400        $   800
Interest Paid                  $    0         $    0        $   478


                               PART III

<Page 27>

ITEM 10.   DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


Executive Officers and Directors
  The following table sets forth the name, age and position of each executive officer and director of the Company. Each individual has served in such positions since April 1990.


Name                               Age                  Position

George P. Cortessis                 44                  Secretary,
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

George P. Cortessis                44     Vice President, Secretary,
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

  Mr. Cortessis graduated from the University of California - Berkeley in 1983 with a Bachelor of Science Degree in Chemical Engineering.


  ITEM 11. EXECUTIVE COMPENSATION

  During the three fiscal years ending April 30, 2001, 2002 & 2003 Mr. Cortessis received the following salaries.

  Summary of Compensation Table


Name and Principal        2003             2002           2001
Position                Salary           Salary         Salary


George P. Cortessis    $65,000          $65,000        $65,000
     Secretary and
     Treasurer


  In addition to the cash compensation shown above, executive officers of the Company may receive indirect compensation in the form of perquisites and other personal benefits. For each named officer, such indirect compensation did not exceed 15% of the officer's salary for any year shown above.


<Page 28>



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

<Page 29>

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

<Page 30>

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


                                      Dated: August 5, 2003


  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature



/S/  George P. Cortessis
----------------------------
 George  P.  Cortessis
Dated:   August 5, 2003
Title: Secretary, Treasurer and Director

  (Principle Accounting and Financial Officer)


<Page 31>

                                      CERTIFICATIONS

I, George P. Cortessis, as acting cheif exectutive of the Process
Equipment, Inc, certify that:

1.   I have reviewed this quarterly report on Form 10-KSB of Process
Equipment Inc.;

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

5. The registrant's other certifying officers and I have disclosed, basedon our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

DATE: August 5, 2003


By:  /s/ George P. Cortessis
- -- -------------------------------------------
George P. Cortessis
Acting President

<Pge 32>





                            Certification Pursuant to
                             18 U.S.C. Section 1350
                               Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

     In connection with the Quarterly Report of Process Engineers, Inc. (the "Company") on Form 10-KSB for the period ending April 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George Cortessis, Secretary of the Company, certify, pursuant to Section 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company


By:  /s/ George P. Cortessis
- - - -------------------------------------------
George P. Cortessis
Secretary
August 5, 2003



<Page 33>