Form 10QSB
period 2003-07-31
PROCESS EQUIPMENT INC
filed 2003-09-15
CIK 857073

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2003

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

Class Outstanding as of July 31, 2003
Common Stock, $.001 par value           3,644,800.

<page1>

PART I          FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS


PROCESS EQUIPMENT, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS                           Page

Consolidated Balance Sheets
at July 31, 2003 and April 30, 2003........................... 3

Consolidated Statements of Operations
for the Three Months Ended July 31, 2003 and
July 31, 2002................................................. 4

Consolidated Statements of Cash Flows
for the Three Months Ended July 31, 2003 and
July 31, 2002................................................. 5

Notes to Consolidated Financial Statements.................... 6

Adopted Pursuant to Section 906 of
the Sarbanes-Oxley Act of 2002 ...............................11

CERTIFICATIONS................................................12

SIGNATURES .................................................. 13

<page 2>

                      PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                   July 31, 2003 (unaudited) and April 30, 2003


                                Assets
                                              July 31,      April 30,
                                                 2003           2003
                                           (unaudited)
Current Assets
 Cash                                       $ 432,658      $ 455,622
 Accounts Receivable - Trade
 (less allowance for doubtful
 accounts of $6,000)                          268,565        217,475
 Inventory (Note 1)                           538,598        599,572
 Prepaid Expenses                              20,476         16,530
 Deposit                                            0          6,000
                                            ---------      ---------
Total Current Assets                        1,260,297      1,295,199

Property, Plant and Equipment
(Notes 1 and 3)                                 9,920         11,448

Non-Current Assets:
Deferred Tax Asset                             32,411         34,011
                                          -----------    -----------
     Total Assets                         $ 1,302,628    $ 1,340,658
                                          ===========    ===========

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable                               35,827         56,759
Accrued Expenses                               64,773         85,049
Customer Deposits (Note 1)                      1,599            100
                                              -------        -------
   Total Current Liabilities                  102,199        141,908
                                              -------        -------

   Total Liabilities                          102,199        141,908
                                              -------        -------
Stockholders' Equity
Common Stock, par value $.001;
25,000,000 shares authorized,
3,644,800 issued and outstanding                3,645          3,645
Additional Paid in Capital                  1,249,412      1,249,412
Accumulated Deficit                           <52,628>       <54,307>
                                            ---------      ---------
        Total Equity                        1,200,429      1,198,750
                                          -----------    -----------
Total Liabilities and
Stockholders' Equity                      $ 1,302,628   $ 1,340,658
                                          ===========    ===========
See Accompanying Footnotes


<page 3>

PROCESS EQUIPMENT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended July 31, 2003 and 2002



                                        2003                2002
                                        ----                ----

Sales                                 447,936             456,546

Cost of Goods Sold                    305,886             314,902
                                      -------             -------

Gross Profit                          142,050             141,644

Selling, General and
Administrative Expenses               138,122             135,985
                                      -------             -------
Income from Operations                  3,928               5,659

Other Income and (Expense)
Other Income                              251               1,167
                                      -------             -------
Income Before Income Taxes              4,179               6,826

Provision for Income Taxes
Current                                     0                   0
Deferred Tax Provision                  1,600               2,389
                                      -------             -------
                                        1,600               2,389

Net Income                              2,579               4,437
                                    =========           =========
Net Income Per Share                    $0.00               $0.00
                                    =========           =========
Weighted average number
Of common shares                    3,644,800           3,644,800
                                    =========           =========

See Accompanying Footnotes


<page 4>


PROCESS EQUIPMENT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended July 31, 2003 and 2002


                                                   2003         2002

Cash Flow from Operational Activities:
Net Income                                      $ 2,579       $4,437
Adjustments to Reconcile
Net Income to Net Cash Used
for Operating Activities:
Depreciation and Amortization                       628        4,675

Changes in Assets and Liabilities:

<Increase> Decrease in Accounts Receivable      <51,090>    <104,795>
<Increase> Decrease in Inventory                 60,974      <64,263>
<Increase> Decrease in Prepaid Expenses          <3,946>      <7,555>
Decrease in Vendor Deposits                       6,000        8,252
Increase or <Decrease> in Deferred Tax Asset      1,600        2,389
Increase or <Decrease> in Accounts Payable      <20,932>     157,197
Increase or <Decrease> Accrued Expenses         <20,276>     <17,848>
Increase or <Decrease> in Customer Deposits       1,499      <14,303>
                                                -------       ------

Net Cash Flow from Operational Activities       <22,964>     <31,814>
                                                 ------        -----
Net Increase or <Decrease> in Cash              <22,964>     <31,814>

Cash - Beginning                                455,622      489,247
                                              ---------    ---------
Cash - Ending                                 $ 432,658    $ 457,433
                                              =========    =========
See Accompanying Footnotes


<page 5>


PROCESS EQUIPMENT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2003

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization
Process Equipment, Inc. (formerly PEI, Inc. and Sharon Capital Corporation)was organized under the laws of the State of Nevada on September 1, 1989. Process Engineers, Inc. was incorporated October 13, 1966 in the State of California. The principal business of the Company is the sales, service and manufacturing of equipment for the wine, food and bio-technology industry.

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

Income Taxes
The Company has elected to be taxed under Subchapter C of the Internal Revenue Code. For income tax purposes, depreciation is computed using the accelerated cost recovery method and the modified accelerated cost recovery system. The Company has federal net operating loss carry forwards, of approximately $32,000 which expire in the year 2008.

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


<page 6>

PROCESS EQUIPMENT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2003

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiary. The consolidation was treated as a reverse acquisition.

Earnings/Loss Per Share
Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the three months ended July 31, 2002 and July 31, 2003.

Customer Deposits
The Company collects deposits from various customers for custom designed equipment and for certain large orders. The deposits are collected while the equipment is being designed and manufactured and are shown as a liability when collected. These funds become revenues when the equipment is completed and shipped to the customer.

Note 2 - Vendor Deposits
The Company may have funds deposited with foreign vendors for imported equipment sales.

Note 3 - Property, Plant and Equipment
                                                July 31     April 30
                                                   2003         2003

Transportation Equipment                        $ 13,234   $  14,747
Office Equipment                                  31,735      38,686
Shop Equipment                                    35,261      35,261
Leasehold Improvement                             35,894      35,894
Lease Deposit                                      4,670
                                                --------     --------
Total                                           $120,794   $ 136,771
Less:  Accumulated Depreciation                  110,874     124,588
                                                --------     --------
Net Fixed Assets                                $  9,920   $  11,448
                                                ========     ========


<page 7>

PROCESS EQUIPMENT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2003

Note 5 - Leasing Arrangements

Operating Lease

The Company conducts its operations from facilities that are leased under a five year lease ending September, 2003. The lease calls for monthly rent payments commencing September, 1998 of $5,509.67 per month plus common area maintenance charges which includes a pro-rata share of real property taxes. The company has negotiated, but, as of August 31, 2003, has yet to execute a contract for a two year extension of this operating lease. Terms of this lease extension call for an increase in total lease payments to $7,996 per month, including all common area maintenance charges.

Rent expense amounted to $ 20,986 and $20,986 for the three months ended July 31, 2002 and July 31, 2003, respectively.

Future Minimum Lease Payments
Future minimum lease payments for capital and operating leases at July 31, 2003 are:

Year Ending                                       Operating
April 30,                                             Lease
2004                                                 11,062
                                                     ------
Total Minimum Payments                               11,062
                                                     ======


<page 8>

PROCESS EQUIPMENT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2003

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

Three Months Ended July 31, 2002 Compared to Three Months Ended
July 31, 2003

Total sales of the Company for the three months ended July 31, 2003 decreased by $ 8,610 from sales for the three month period ended July 31, 2002.

Cost of goods sold decreased $ 9,016 and the gross profit increased by $ 406 for the three month period ended July 31, 2003 as compared to the three month period ended July 31, 2002. Gross margin increased to 31.7% from 31.0% for the same period of the prior year. The gross profit increase was due to the decrease in cost of goods sold.

Management believes the cause of the year to year decline in gross revenues was a general weakness of demand for capital equipment in the Food, Wine and Biotechnology industries. Management believes the cause of the increase in gross margin (from the historic average of approximately 27%) was due to implementation of an aggressive program for obtaining volume discounts for consolidated orders from the company's vendors, as well as the effect of an unpredictable, and potentially unrepeatable increase in the fraction of total sales consisting of higher margin products.

General and administrative expenses increased by $ 2,137 for the three month period ended July 31, 2003 as compared to the three month period ended July 31, 2002. This increase in general and administrative expense was primarily due to increase of sales and marketing expenses. This increase represents a 1.4% increase in such expenses year over year. During the last several fiscal years increases in general and administrative expense were largely the result of increased costs for insurances, including employee workmans' compensation insurance, employee health insurance and corporate liability insurance premiums. Although for the fiscal quarter ended July 31, 2003 increases in these costs did not contribute significantly to the increased total of general and administrative expenses, significant increases in these expenses are anticipated in the future.

The net effect of the decreases in sales and increases in general and administrative expenses resulted in a net profit of $2,579 for the most recent period compared to a net profit of $ 4,437 for the year earlier period.


<page 9>

PROCESS EQUIPMENT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2003

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

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

Cash Flow

Year-to-year fluctuations in various cash-flow category line items were the result of several factors. Net income decreased as somewhat improved gross margins were counteracted by somewhat lower gross revenues and higher general and administrative expenses.

Fluctuations in cash-flow category line items such as year over year increase in accounts receivable, inventory, accounts payable and pre-paid expenses are subject to period to period timing differences.

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

For instance, this form 10QSB compares the cash flows resulting from operations for two three month periods, namely, the fiscal quarters ended July 31, 2002 and July 31, 2003 respectively. The company garnered roughly the same gross revenue in each of these fiscal quarters. And, although the difference in net income comparing the two periods is only $1,858, ($4,437 profit for 2002 vs. $ 2,579 profit for 2003), there was a $ 51,090 increase in accounts receivable as of July 31, 2003 compared to April 30, 2003 but a $104,795 increase in accounts receivable as of July 31, 2002 compared to April 30, 2002. The explanation for this disparity is, as stated above, the result of variability of the timing of these cash flows as compared with the date certain used for reporting purposes.

Typically, the company collects cash resulting from sales approximately 30 to 60 days from the date of the sale. Therefore, if a larger volume of sales should happen to occur in the first month of a particular fiscal quarter, compared to the sales made in the last 30 to 60 days of that particular quarter, the cash collected from such "earlier" sales would appear as an increase of cash in the cash flow analysis for the reported period. If, however, during the subsequent fiscal year sales are comparatively biased toward the last two months of the reporting period, the "cash flow" resulting from these "later" sales appear as an increase in accounts receivable amounts to the detriment of cash amounts.

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

Reported pre-paid expenses fluctuate based on the various timing differences existing between the company's fiscal reporting period and the somewhat variable schedule and amounts of the required pre-payments for such administrative expenses as health, workman's compensation and liability insurance premiums, as well as sales and income tax pre payments. Although the company accrues for these expenses as accurately as is possible, changes in employee head-count, distribution of age and dependent status among the employees of the company and rapidly changing charges for insurances of all kinds combine to render the reported cash flow result of prepaid expenses somewhat variable. Management does not believe these fluctuations are consequential to the substantive performance or financial condition of the company. Management does not believe that these fluctuations are the indicative of any material trend with regard to substantive performance or financial condition of the company.



The company holds cash equivalents in "money market, interest bearing checking accounts". The interest yield from these deposits has been severely depressed over the last year. The interest rate earned on these accounts as of January 2002 was approximately
1.6% per annum. As of July 2003, the interest rate earned on these accounts was less than 0.5%. Management is actively seeking better rates of return on these funds consistent with the requirements of cash equivalent liquidity and minimization of exposure to capital loss.


Notwithstanding the fact that the company incurred an unprecedented charge during the fiscal year ended April 1999 as a result of bad debt write-offs amounting to $30,161, management believes, based on the historically low (indeed almost non-existent) rate of such defaults, that the $ 6,000 reserve made against current accounts receivable, in respect of the possibility of such defaults, is adequate.


<page 10>


                           Certification Pursuant to
                            18 U.S.C. Section 1350
                              Adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002

    In connection with the Quarterly Report of Process Engineers, Inc. (the "Company") on Form 10-Q for the period ending July 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George Cortessis, Secretary of the Company, certify, pursuant to Section 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    (1) The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company


By:  /s/ George P. Cortessis
-------------------------------------------
George P. Cortessis
Secretary
September 13, 2003

<Page 11>

                            CERTIFICATIONS

I, George P. Cortessis, as acting chief executive of the Process
Equipment, Inc, certify that:

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

DATE: September 13, 2003


By:  /s/ George P. Cortessis
-- -------------------------------------------
George P. Cortessis
Acting President

<Page 12>


                            SIGNATURES

In accordance with the requirement of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 PROCESS EQUIPMENT CORPORATION


DATE: September 13, 2003             By: /s/ George P. Cortessis
------------------------                 -----------------------
                                        George P. Cortessis
                                        Secretary



<page 13>