Form 10QSB
period 2003-10-31
PROCESS EQUIPMENT INC
filed 2003-12-23
CIK 857073

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2003

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

Class Outstanding as of October 31, 2003
Common Stock, $.001 par value           3,644,800.

<page1>

PART I          FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS


PROCESS EQUIPMENT, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS                           Page

Consolidated Balance Sheets
at October 31, 2003 and April 30, 2003........................... 3

Consolidated Statements of Operations
for the Three Months Ended October 31, 2003 and
October 31, 2002................................................. 4

Consolidated Statements of Cash Flows
for the Three Months Ended October 31, 2003 and
October 31, 2002................................................. 5

Notes to Consolidated Financial Statements.................... 6-12

Adopted Pursuant to Section 906 of
the Sarbanes-Oxley Act of 2002 ..................................13

CERTIFICATIONS...................................................14

SIGNATURES ..................................................... 15

<page 2>

                      PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                   October 31, 2003 (unaudited) and April 30, 2003


                                Assets
                                           October 31,      April 30,
                                                 2003           2003
                                           (unaudited)
Current Assets
 Cash                                       $ 578,222      $ 455,622
 Accounts Receivable - Trade
 (less allowance for doubtful
 accounts of $6,000)                          208,451        217,475
 Inventory (Note 1)                           491,740        599,572
 Prepaid Expenses                              26,352         16,530
 Deposit                                          838          6,000
                                            ---------      ---------
Total Current Assets                        1,305,603`     1,295,199

Property, Plant and Equipment
(Notes 1 and 3)                                 8,394         11,448

Non-Current Assets:
Deferred Tax Asset                             28,761         34,011
                                          -----------    -----------
     Total Assets                         $ 1,342,758    $ 1,340,658
                                          ===========    ===========

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable                               47,636        56,759
Accrued Expenses                               82,915        85,049
Customer Deposits (Note 1)                      1,599           100
                                              -------       -------
   Total Current Liabilities                  132,150       141,908
                                              -------       -------

   Total Liabilities                          132,150       141,908
                                              -------       -------
Stockholders' Equity
Common Stock, par value $.001;
25,000,000 shares authorized,
3,644,800 issued and outstanding                3,645          3,645
Additional Paid in Capital                  1,249,412      1,249,412
Accumulated Deficit                           <42,449>       <54,307>
                                            ---------      ---------
        Total Equity                        1,210,608      1,198,750
                                          -----------    -----------
Total Liabilities and
Stockholders' Equity                      $ 1,342,758    $ 1,340,658
                                          ===========    ===========
See Accompanying Footnotes


<page 3>

                         PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the Three Months Ended October 31, 2003 and 2002



                                                      2003              2002
                                                      ----              ----
                                                (unaudited)

Sales                                            $  464,994       $  813,876

Cost of Goods Sold                                  310,993          586,667
                                                    -------          -------

Gross Profit                                        154,001          227,209

Selling, General and Administrative
Expenses                                            141,439          150,342
                                                    -------          -------

Income from Operations                               12,562           76,867

Other Income and (Expense)
Other Income                                            367            2,420
                                                     ------           ------
Income Before Income Taxes                           12,929           79,287

Provision for Income Taxes
     Current Income Taxes                                 0              800
     Deferred Tax Provision                           3,650           27,000
                                                      -----           ------
                                                      3,650           27,800
                                                  ---------        ---------
Net Income                                        $   9,279        $  51,487
                                                  =========        =========
Net Income Per Share                              $    0.00        $    0.01
                                                  =========        =========
Weighted average number
of common shares                                  3,644,800        3,644,800
                                                  =========        =========

                               See Accompanying Footnotes

<page 4>








PROCESS EQUIPMENT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended October 31, 2003 and 2002



                                        2003                2002
                                        ----                ----

Sales                            $   912,930          $1,270,751

Cost of Goods Sold                   616,879             904,643
                                     -------             -------

Gross Profit                         296,051             366,109

Selling, General and
Administrative Expenses              279,561             292,976
                                     -------             -------
Income from Operations                16,490              73,132

Other Income and (Expense)
Other Income                             618               3,623
                                      ------              ------
Income Before Income Taxes            17,108              76,132

Provision for Income Taxes
Current                                    0                 800
Deferred Tax Provision                 5,250              27,000
                                       -----              ------
                                       5,250              27,800
                                   ---------           ---------
Net Income                            11,858              48,955
                                   =========           =========
Net Income Per Share                   $0.00               $0.01
                                   =========           =========
Weighted average number
Of common shares                   3,644,800           3,644,800
                                   =========           =========

See Accompanying Footnotes


<page 5>


PROCESS EQUIPMENT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended October 31, 2003 and 2002


                                                   2003         2002
                                                   ----         ----
Cash Flow from Operational Activities:
Net Income                                    $  11,858      $48,955
Adjustments to Reconcile
Net Income to Net Cash Used
for Operating Activities:
Depreciation and Amortization                     3,054        7,698
Changes in Assets and Liabilities:

<Increase> Decrease in Accounts Receivable        9,024      <99,914>
<Increase> Decrease in Inventory                107,832      114,216
<Increase> Decrease in Prepaid Expenses          <9,822>       4,021
Decrease in Vendor Deposits                       5,162       <1,200>
Decrease in Deferred Tax Asset                    5,250       27,000
Increase or <Decrease> in Accounts Payable
and Accrued Expenses                            <11,257>      39,270
Increase or <Decrease> in Customer Deposits       1,499      <74,962>
                                                -------      -------

Net Cash Flow from Operational Activities       122,600       65,084
                                                -------       ------
Net Increase or <Decrease> in Cash              122,600       65,084

Cash - Beginning                                455,622      489,247
                                              ---------   ----------
Cash - Ending                                 $ 578,222   $  554,331
                                              =========   ==========
See Accompanying Footnotes


<page 6>


PROCESS EQUIPMENT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2003
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


<page 7>

PROCESS EQUIPMENT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2003

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiary. The consolidation was treated as a reverse acquisition.

Earnings/Loss Per Share
Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year ended October 31, 2002 and October 31, 2003.

Customer Deposits
The Company collects deposits from various customers for custom designed equipment and for certain large orders. The deposits are collected while the equipment is being designed and manufactured and are shown as a liability when collected. These funds become revenues when the equipment is completed and shipped to the customer.

Note 2 - Vendor Deposits
The Company may have funds deposited with foreign vendors for imported equipment sales.

Note 3 - Property, Plant and Equipment
                                              October 31    April 30
                                                    2003        2003


Transportation Equipment                        $ 13,234   $  14,747
Office Equipment                                  31,735      38,686
Shop Equipment                                    35,261      35,261
Leasehold Improvement                             35,894      35,894
Lease Deposit                                      4,670       4,670
                                                --------     --------
Total                                           $120,794   $ 129,258
Less:  Accumulated Depreciation                  112,400     117,810
                                                --------   ---------
Net Fixed Assets                                $  8,394   $  11,448
                                                ========   =========


<page 8>

PROCESS EQUIPMENT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2003

Note 5 - Leasing Arrangements

Operating Lease

The Company conducted its operations from facilities that were leased under a five year lease that ended September, 2003. The lease called for monthly rent payments commencing September, 1998 of $5,509.67 per month plus common area maintenance charges which includes a pro-rata share of real property taxes. The company has negotiated a two year extension of this operating lease. Terms of this lease extension call for an increase in total lease payments to $7,996 per month, including all common area maintenance charges.

Rent expense amounted to $ 43,860 and $41,972 for the six months ended October 31, 2002 and October 31, 2003, respectively.

Future Minimum Lease Payments
Future minimum lease payments for capital and operating leases at October 31, 2003 are:

Year Ending                                       Operating
April 30,                                             Lease
2004                                                 47,976
2005                                                 95,952
2006                                                 95,952
2007                                                 63,952

                                                 ----------
Total Minimum Payments                           $  303,848
                                                 ==========


<page 9>

PROCESS EQUIPMENT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Octobe 31, 2003

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

Three Months Ended October 31, 2002 Compared to Three Months Ended October 31, 2003

Total sales of the Company for the three months ended July 31, 2003 decreased by $ 348,882 from sales for the three month period ended October 31, 2002.

Cost of goods sold decreased $ 275,674 and the gross profit decreased by $ 73,208 for the three month period ended October 31, 2003 as compared to the three month period ended October 31, 2002. Gross margin increased to 33.1% from 27.9% for the same period of the prior year. The gross profit decrease was therefore mainly due to the decrease in gross revenues.

Management believes the cause of the year to year decline in gross revenues was a general weakness of demand for capital equipment in the Wine industry. Management believes the cause of the increase in gross margin (from the historic average of approximately 27%) was due to implementation of an aggressive program for obtaining volume discounts for consolidated orders from the company's vendors, as well as the effect of an unpredictable, and potentially unrepeatable increase in the fraction of total sales consisting of higher margin products.

General and administrative expenses decreased by $ 8,903 for the three month period ended October 31, 2003 as compared to the three month period ended October 31, 2002. This decrease in general and administrative expense was primarily due to a decrease in selling expenses. These selling expenses were reduced as a result of the revenue decline. However, during the last several fiscal years general and administrative expenses have exhibited a general upward trend. These historical increases in these expenses were largely the result of increased costs for insurances, including employee workman's compensation insurance, employee health insurance and corporate liability insurance premiums. Although for the fiscal quarter ended October 31, 2003 increases in these costs did not contribute significantly to the total of general and administrative expenses, significant increases in these expenses are anticipated in the future.

The net effect of the decreases in sales and decreases in general and administrative expenses resulted in a net profit of $9,279 for the most recent period compared to a net profit of $ 51,487 for the year earlier period.

Six Months Ended October 31, 2003 Compared to Six Months Ended
October 31, 2002

Total sales of the Company for the six months ended October 31, 2003 decreased by $ 357,821 from sales for the six month period ended October 31, 2002. Cost of goods sold decreased by $ 287,764 and gross profit decreased by $ 70,058 for the six month period ended October 31, 2003 as compared to the six month period ended
October 31, 2002. This gross profit decrease was due to a decrease in sales volume as well as an increase in gross margin percentage as gross margin increased to 32.4% from 28.8% for the same period of the prior year.

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

General and administrative expenses decreased by $ 13,415 for the six month period ended October 31, 2003 as compared to the six month eriod ended October 31, 2002. This decrease was mostly due to a decline in revenue.
The decline in revenue caused some sales expenses to go down; such as automobile expenses, utilities costs, as well as office expenses and associated administrative expenses.

The net effect of the decrease in revenues and increase in gross margin led to a net profit of $ 11,858 for the six months ended October 31, 2003 compared to a net profit of $ 48,955 for the six month period ended October 31, 2002.



<page 10>

PROCESS EQUIPMENT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2003

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

Cash Flow

Year-to-year fluctuations in various cash-flow category line items were the result of several factors. Net income decreased as improved gross margins and somewhat reduced general and administrative expenses were more than counteracted by lower gross revenues and lower gross profits.

Additionally, fluctuations in cash-flow category line items such as year over year decrease in accounts receivable, decrease in inventory, decrease in accounts payable, decrease in accounts payable and accrued expenses and increase in pre-paid expenses are subject to period to period timing differences.

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

For instance, this form 10QSB compares the cash flows resulting from operations for two six month periods, namely, the fiscal half-years ended October 31, 2002 and October 31, 2003 respectively. The company garnered significantly less gross revenue in the current period compared to the fiscal year 2003 half-year. The difference in net income comparing the two periods is also a significant sum, namely $ 37,097.($ 11,858 net income for 2004 vs. $ 48,955 net income for 2003). There was a $ 9,024 decrease in accounts receivable for the period ended October 31, 2003 compared to April 30, 2003 but a $99,914 increase in accounts receivable as of October 31, 2002 compared to April 30, 2002. The explanation for this disparity is the result of the reduced revenue in the current period and, as stated above, alos the result of variability of the timing of these cash flows as compared with the date certain used for reporting purposes.

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

<Page 11>

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

The company holds cash equivalents in "money market, interest bearing checking accounts". The interest yield from these deposits has been severely depressed over the last year. The interest rate earned on these accounts as of January 2002 was approximately
1.6% per annum. As of Octobe 2003, the interest rate earned on these accounts was less than 0.5%. Management is actively seeking better rates of return on these funds consistent with the requirements of cash equivalent liquidity and minimization of exposure to capital loss.


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


<page 12>


                           Certification Pursuant to
                            18 U.S.C. Section 1350
                              Adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002

    In connection with the Quarterly Report of Process Engineers, Inc. (the "Company") on Form 10-Q for the period ending July 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George Cortessis, Secretary of the Company, certify, pursuant to Section 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    (1) The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company


By:  /s/ George P. Cortessis
-------------------------------------------
George P. Cortessis
Secretary
December 22, 2003

<Page 13>

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

DATE: December 22, 2003


By:  /s/ George P. Cortessis
-- -------------------------------------------
George P. Cortessis
Acting President

<Page 14>


                            SIGNATURES

In accordance with the requirement of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 PROCESS EQUIPMENT CORPORATION


DATE: December 22, 2003             By: /s/ George P. Cortessis
------------------------                 -----------------------
                                        George P. Cortessis
                                        Secretary



<page 15>