Form 10QSB
period 2004-01-31
PROCESS EQUIPMENT INC
filed 2004-03-16
CIK 857073

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-QSB

            Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

            For the quarterly period ended January 31, 2004

                   Commission File No. 0-18980

                      PROCESS EQUIPMENT, INC.
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)

                  Nevada                        62-1407522
       -------------------------------      --------------------
       (State or other jurisdiction of      (I.R.S. Employer
        incorporation or organization)       Identification No.)

                        26569 Corporate Ave.
                     Hayward, California  94545
               ----------------------------------------

               (Address of principal executive offices)

  Registrant's telephone number, including area code: (510) 782-5122
                                                      --------------


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
YES X    NO

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

Class                            Outstanding as of January 31, 2004

Common Stock, $.001 par value                             3,644,800.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

PROCESS EQUIPMENT, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

                                                          Page

Consolidated Balance Sheets
at January 31, 2004 and April 30, 2003...................... 3

Consolidated Statements of Operations
for the Nine Months Ended January 31, 2004 and
January 31, 2003............................................ 4

Consolidated Statements of Operations
for the Three Months Ended January 31, 2004 and
January 31, 2003............................................ 5

Consolidated Statements of Cash Flows
for the Nine Months Ended January 31, 2004 and
January 31, 2003............................................ 6

Notes to Consolidated Financial Statements............... 7-13

                    PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                                    Assets

                                         January 31,       April 30,
                                               2004            2003
Current Assets                            Unaudited         Audited
                                       ------------     ------------

     Cash                                 $ 569,371       $ 455,622
     Accounts Receivable - Trade (less
     $10,000 Reserve for Bad Debts)         114,482         217,475
     Inventory                              492,158         599,572
     Prepaid Expenses                        35,692          16,530
     Deposits                                 4,670           6,000
                                        -----------      ----------
     Total Current Assets                 1,216,373       1,295,199

Property, Plant and Equipment                 3,724          11,448

Non-Current Assets:
     Deferred Tax Asset                      34,011          34,011
                                        -----------     -----------
Total Assets                            $ 1,254,108     $ 1,340,658
                                        ===========     ===========

                 Liabilities and Stockholders' Equity

Current Liabilities
      Accounts Payable                   $   60,959       $  56,759
      Accrued Expenses                       78,426          85,049
      Customer Deposits                       1,599             100
                                        -----------     -----------
      Total Current Liabilities             140,984         141,908
                                        -----------     -----------
      Total Liabilities                     140,984         141,908

Stockholders' Equity
      Common Stock, par value $.001;
      25,000,000 shares authorized,
      3,644,800 issued and outstanding        3,645           3,645
      Additional Paid in Capital          1,249,412       1,249,412
      Accumulated Deficit                  (139,933)        (54,307)
                                        -----------      ----------
          Total Equity                    1,113,124       1,198,750
                                        -----------      ----------
Total Liabilities and
Stockholders' Equity                  $   1,254,108     $ 1,340,659
                                      =============     ===========


                          See Accompanying Footnotes

                      PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   Nine months Ended January 31, 2004 and 2003
                                     (Unaudited)



                                            2004             2003
                                        ---------        ---------
Sales                                $  1,154,338     $  1,733,168

Cost of Goods Sold                        796,022        1,224,443
                                        ---------        ---------

Gross Profit                              358,316          508,725

Selling, General and Administrative
Expenses                                  443,705          442,844
                                          -------          -------

Income(loss) from Operations              (85,389)          65,881

Other Income and (Expense)

Other Income                                  750            1,785
                                           ------           ------
Income(loss) Before Income Taxes          (84,639)          67,666

Provision for Income Taxes
     Current Income Taxes                    (987)            (800)
     Deferred Tax Provision                     0          (27,000)
                                          --------         -------
                                             (987)         (27,800)
                                          --------         -------
Net Income(loss)                       $  (85,626)       $  39,866
                                        ==========        ========

Net Income(loss) Per Share             $    (0.02)       $    0.01
                                        ==========       =========

Weighted average number of shares        3,644,800       3,644,800
                                        ==========       =========



                               See Accompanying Footnotes

                          PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                      Three Months Ended January 31, 2004 and 2003
                                          (Unaudited)



                                                   2004               2003
                                           ------------       ------------

Sales                                        $  241,408         $  466,039

Cost of Goods Sold                              179,142            322,095
                                                -------            -------
Gross Profit                                     62,266            143,944

Selling, General and Administrative
Expenses                                        164,613            149,729
                                                -------            -------

Income(loss) from Operations                   (102,347)           ( 5,785)

Other Income and (Expense)
Other Income                                        600                601
                                                --------           --------
Income(loss) Before Income Taxes               (101,747)           ( 5,184)
                                                --------           --------
Provision for Income Taxes
     Current Income Taxes                           987                  0
     Deferred Tax Provision                      (5,250)                 0
                                                --------           --------
                                                 (4,263)                 0
                                             -----------         ----------
Net Income(Loss)                             $  (97,484)         $ ( 5,184)
                                             ===========         ==========

Net Income(loss) Per Share                   $  (  0.03)         $ (  0.00)
                                             ===========         ==========


                            See Accompanying Footnotes

                      PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOW
                  Nine Months Ended January 31, 2004 and 2003
                                 (Unaudited)


                                                  2004             2003
                                              -----------      ----------
Cash Flow from Operational Activities:

Net Income(loss)                               $ (85,626)      $   39,866

Adjustments to Reconcile
Net Income(loss) to Net Cash Used
for Operating Activities:

Depreciation and Amortization                      7,724            8,415

Changes in Assets and Liabilities:

Decrease (Increase) in Accounts Receivable       102,993          (96,023)
Decrease (Increase) in Inventory                 107,414           36,074
Decrease (Increase) in Prepaid Expenses          (19,162)            (484)
Decrease or (Increase) in Vendor Deposits          1,330            9,600
Decrease (Increase) in Deferred Tax Asset              0           27,000
Increase or (Decrease) in Accts Payable and
Accrued Expenses                                  (2,423)          58,885
Increase or (Decrease) in Customer Deposits        1,499          (75,033)
                                                 --------         --------
Net Cash Flow from Operational
Activities                                       113,749            8,300
                                                --------          -------
Net Increase in Cash                             113,749           8,300
                                              ----------          -------
Cash - Beginning                                 455,622          489,247
                                              ----------        ---------
Cash - Ending                                 $  569,371        $ 497,547
                                              ==========        =========


                               See Accompanying Footnotes

                       PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  January 31, 2004


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

                   PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            January 31, 2004


Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. The consolidation was treated as a reverse acquisition.

Earnings/Loss Per Share

Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year ended January 31, 2004 and January 31, 2003.

Customer Deposits

The Company collects deposits from various customers for custom designed equipment and for certain large orders. The deposits are collected while the equipment is being designed and manufactured and are shown as a liability when collected. These funds become revenues when the equipment is completed and shipped to the customer.



Note 2 - Vendor Deposits

The Company may have funds deposited with foreign vendors for imported equipment sales.

Note 3 - Property, Plant and Equipment
                                              January 31    April 30
                                                    2004        2003
                                                --------    --------

Transportation Equipment                        $ 13,234   $  14,747
Office Equipment & Furniture                      36,235      38,686
Shop Equipment                                    35,261      35,261
Leasehold Improvement                             35,894      35,894
                                                --------     --------
Total                                           $120,623   $ 124,588
Less:  Accumulated Depreciation                  116,899     113,140
                                                --------   ---------
Net Fixed Assets                                $  3,724   $  11,448
                                                ========   =========

The depreciation and amortization for the nine months ended January 31, 2004 was $ 7,724.

                      PROCESS EQUIPMENT, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 January 31, 2004

Note 5 - Leasing Arrangements

Operating Lease

The Company conducted its operations from facilities that were leased under a five year lease that ended September, 2003. The lease called for monthly rent payments commencing September, 1998 of $5,509.67 per month plus common area maintenance charges which includes a pro-rata share of real property taxes. The company has negotiated a two year extension of this operating lease. Although the contract for this lease has yet to be executed, the company anticipates executing this contract in the near future. Terms of this lease extension call for an increase in total lease payments to $7,996 per month, including all common area maintenance charges.

Rent expense amounted to $67,676 and $63,194 for the nine months ended January 31, 2004 and January 31, 2003, respectively.

Future Minimum Lease Payments
Future minimum lease payments for capital and operating leases at January 31, 2004 are:

Year Ending                                       Operating
April 30,                                             Lease
2004                                                 23,988
2005                                                 95,952
2006                                                 63,952

                                                 ----------
Total Minimum Payments                           $  183,892
                                                 ==========

Note 6 - Subsequent Events

On or about January 31, 2004 the company entered into a Letter of Intent with Jade Profit Investment Corporation ("JADE"), a British Virgin Islands corporation. Under the terms of the Letter of Intent the Company would acquire all of the issued and outstanding capital stock of Jade in exchange for shares of the Company's common stock which, upon issuance, would represent 93% of the Company's outstanding shares of Common Stock.

On or about February 3, 2004 the Company entered into a Share Exchange Agreement with Jade in furtherance of the plan of acquisition described by the Letter of Intent. On or about February 12, 2004, the Company filed with the United States Securities and Exchange Commission a Preliminary Schedule 14c Information Statement detailing the proposed terms of the acquisition and describing the mechanism whereby the acquisition would be consummated. On or about March 5, 2004, the Company cancelled this preliminary Schedule 14c.

Management anticipates that the acquisition of Jade will be consummated, but under different terms and by a different mechanism than that contemplated by the disclosure contained in the cancelled Preliminary Schedule 14c of February 12, 2004.

        Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

Three Months Ended January 31, 2004 Compared to Three Months Ended January 31, 2003

Total sales of the Company for the three months ended January 31, 2004 decreased by $224,631 from sales for the three month period ended
January 31, 2003. Cost of goods sold decreased $142,953 and gross profit decreased by $81,678 for the three month period ended January 31, 2004 as compared to the three month period ended January 31, 2003. The gross profit decrease was due to the marked decrease in sales volume as well as the decrease in gross margins to 22.0% compared to 31.0% for the same period of the prior year.


Management believes the marked year to year decrease in gross revenues was the result of generally weak demand for capital equipment in the Food, Wine and Biotechnology industries. The gross margin garnered in the current period is substantially below the historic average gross margin of approximately 27%. The reduction in gross margin from historical levels was primarily due to managements decision not to reduce production labor costs in concert with falling revenues. This decision was made in anticipation of revenues (and the commensurate product production labor requirements) recovering to historic levels in the near future. Management anticipates future realized gross margins will recover to range within a few percentage points of this historical average.

General and administrative expenses increased by $14,884 for the three month period ended January 31, 2004 as compared to the three month period ended January 31, 2003. The majority of this increase in expenses was attributable to increased employee health, workman's compensation , worker's unemployment and liability insurance expenditure increases.

The net effect of the decrease in gross profits and decrease in sales led to a net loss of $ 97,484 for the most recent period compared to a net loss of $ 5,184 for the year earlier period.

Nine Months Ended January 31, 2004 Compared to Nine Months Ended
January 31, 2003

Total sales of the Company for the nine months ended January 31, 2004 decreased by $ 578,830 from sales for the nine month period ended January 31, 2003. Cost of goods sold decreased by $ 428,421 and gross profit decreased by $150,409 for the nine month period ended January 31, 2004 as compared to the nine month period ended January 31, 2003.
The gross margin increased to 31.0% from 29.4% for the same period of the prior year.

Management believes the decrease of the year to year in gross revenues and is indicative of general weakness of demand for capital equipment in the Food, Wine and Biotechnology industries and increased competitive price pressure resulting from this weakened demand. Management believes the gross margin garnered in the current period is roughly consistent with the historic average gross margin of approximately 27%.

General and administrative expenses increased by $861 for the nine month period ended January 31, 2004 as compared to the nine month period ended January 31, 2003.

The net effect of the decreases in revenues, increase in gross margin and general and administrative expenses led to a net loss of $ 85,265 for the nine months ended January 31, 2004 compared to a net profit of $ 39,866 for the nine Month period ended January 31, 2003.

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

For instance, this form 10Q compares the cash flows resulting from operations for two nine month periods, namely, the three fiscal quarters ended January 31, 2003 and January 31, 2004 respectively. Net income for the periods is materially different, (net loss of $85,265 for 2004 vs. net income of $39,866 for 2003),as a result of grealy reduced sales volume.
There was a $102,983 decrease in accounts receivable in the first nine months of fiscal 2004 and a $96,023 increase in accounts receivable for the nine months ended January 31, 2003. This contrast again is the result of greatly reduced revenues for the current period compared to the prior year period.

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


Bad Debt Reserves:

Management believes, based on the historically low rate of defaults with respect to moneys owed to the company, that the $10,000 reserve made against current accounts receivable in respect of the possibility of such defaults, is adequate.

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


                          -----------------

                            Certification Pursuant to
                             18 U.S.C. Section 1350
                               Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

     In connection with the Quarterly Report of Process Engineers, Inc. (the "Company") on Form 10-QSB for the period ending January 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George Cortessis, Secretary of the Company, certify, pursuant to Section 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company


By:  /s/ George P. Cortessis
--------------------------------------------
         George P. Cortessis
         Secretary
         March 15, 2004



                             SIGNATURES

In accordance with the requirement of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PROCESS EQUIPMENT CORPORATION


DATE: March 15, 2004                  By: /s/ George P. Cortessis
      --------------                  -----------------------
                                              George P. Cortessis
                                              Secretary