Form 10QSB/A
period 2004-01-31
PROCESS EQUIPMENT INC
filed 2004-03-26
CIK 857073

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                           Amendment No. 1 to

                              FORM 10-QSB/A

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

EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

  Exhibit
  Number        Title of Document
  -----------------------------------------------

    31.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)  Reports on Form 8-K

No Current Reports were filed during the Third Quarter.


                            -----------------

                                 SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Process Equipment, Inc.
                                      -----------------------
                                            (Registrant)


Dated:  March 24, 2004      By:  /s/ George P. Cortessis
        --------------      ----------------------------
                                  George P. Cortessis,
                                  Chief Executive Officer
                                  Chief Financial Officer


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           PROCESS EQUIPMENT, INC.


Date: March 24, 2004                       By: /s/ George P. Cortessis
      --------------                          --------------------------
                                                George P. Cortessis
                                                Chief Executive Officer