Form 10KSB
period 2004-04-30
HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
filed 2004-07-29
CIK 857073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                   FORM 10-KSB
       (MARK ONE)

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the annual period ended April 30, 2004

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                           COMMISSION FILE NO. 0-18980


                    HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
                 (Name of Small Business Issuer in Its Charter)

                             Process Equipment, Inc.
                                  (Former Name)
Delaware                                                        62-1407522
(State or other jurisdiction of incorporation or            (I.R.S. Employer
organization)                                               Identification No.)

    Wall Street Center, 14 Wall Street, 20th Floor, New York, New York 10005
                    (Address of principal executive offices)

                                 (212) 618-1712
                (Issuer's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $0.001 Per Share
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]       No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the four months ended April 30, 2004 were $409,228.

The  aggregate   market  value  of  the   registrant's   common  stock  held  by
non-affiliates as of July 28, 2004 was approximately $14,703,116.

State the number of shares outstanding of each of the issuer's classes of equity securities, as of the latest practicable date: 63,809,437 shares of Common Stock, $0.001 par value per share, outstanding as of July 28, 2004

Transitional Small Business Disclosure Format (check one):

Yes [ ]       No [X]

                                     PART I


ITEM 1.    BUSINESS


         As used in this annual report, "we", "us", "our", "HQSM", the "Group" or "our company" refers to HQ Sustainable Maritime Industries, Inc. and all of its subsidiaries and affiliated companies.

History

         Our company was initially incorporated as Sharon Capital Corporation, or Sharon, on September 21, 1989 under the laws of the State of Nevada. Sharon was a "blind pool/blank check" corporation organized for the purpose of purchasing, merging with or acquiring a business or assets from another company. In July 1990, Sharon was changed to PEI, Inc., which was subsequently changed to Process Equipment, Inc. in November 1990. On March 17, 2004, Process Equipment, Inc., Process Equipment Acquisition Corporation, a Nevada corporation and wholly-owned subsidiary of Process Equipment, Inc., or PEAC, and Jade Profit Investment Limited, or Jade, a British Virgin Islands limited liability corporation, entered into an agreement and plan of merger. Pursuant to that agreement, Process Equipment, Inc., through PEAC, acquired Jade, and 84.42% ownership in Jade's subsidiary Hainan Quebec Ocean Fishing Co. Ltd, a People's Republic of China, limited liability corporation, which we refer to as Hainan Quebec. As a result of that transaction, Hainan Quebec is presently our main operating subsidiary.


         In April of 2004, pursuant to the above agreement and plan of merger, the board of directors of Process Equipment, Inc. and a majority of the stockholders approved a name change and change of domicile of that company to Delaware via a merger with the newly formed wholly-owned Delaware subsidiary, HQSM. The name change, change of domicile and merger became effective on May 19, 2004, with HQSM being the surviving entity in the merger and acquiring all the assets and liabilities of Process Equipment, Inc.

         Our principal executive office is located at Wall Street Center, 14 Wall Street, 20th Floor, New York, New York 10005, and our telephone number is
(212) 618-1712. The URL for our website is http://www.hqfish.com.

Business


         The Group is principally engaged in the vertically integrated business of aquaculture through co-operative supply agreements, ocean product harvesting, and processing and sales of farm-bred and ocean harvested aquatic products. The Group is committed to providing a variety of high quality aquatic products through an integrated operation that covers value added key areas along the production chain from a bio-secure and stable supply of tilapia and shrimp under stringently monitored conditions, processed in accordance with internationally recognised standards of hygiene.

         The Group has developed a co-operative supply network in Hainan Province, which allows it to guarantee quality and quantity of products for processing without engaging directly in farming operations and having to deal with the associated capital costs and risks. The Group, through the co-operative supply agreements, is active in the transfer of technology to its suppliers and the constant monitoring of quality.

Manufacturing

The Group's aquatic products processing plant is a Canadian designed facility and is located in Hainan, the PRC. The Group had two production lines in aggregate and they are located in the same processing plant in Hainan. The two production lines are specifically utilized for processing tilapia and shrimp products. The facility is capable of processing an average of approximately 10 tonnes of fish per day, operating in two shifts for a total of 17 hours. The Group's products have been awarded the HACCP Certification for exporting aquatic products to the US. HACCP is used by the US Food and Drug Administration in controlling food safety and sanitary hazards. It is a preventive system previously used by astronauts, focusing on preventing hazards that could cause food-borne illnesses by applying sciencebased controls, from raw materials to finished products. The successful implementation of a HACCP plan is dependent upon the design and performance of facilities and equipment, which can minimise the occurrence of a hazard in a finished product.


         Apart from the HACCP Certification, the Group has also been assigned with an EU Code for exporting aquatic products to the EU. The Directors believe the awards of the HACCP Certification and the assignment of the EU Code have enabled the Group to export to the US and the EU respectively. The HACCP Certification and EU Code assignment signify the Group's attainment of stringent hygiene standards and enable the Group to better market and export its processed aquatic products to overseas clients in the US and the EU.


         The Group's products are also acknowledged as eco-friendly by CIDA, which illustrates that the Group has met or exceeded certain standards of environmental protection and that the Group has conducted its business in a sustainable and socially responsible fashion with high regard for the environment and place of women in the communities in which it operates.



         The Group conducts sample laboratory testing on the Group's processed aquatic products to ensure no forbidden substances are present in them. The laboratory testing was initiated by the Group in compliance with strict quarantine guidelines imposed by domestic export control government agencies and foreign import control government agencies.


The Products


Tilapia products


         Tilapia are native to Africa, but have been introduced in many countries around the world. They are disease-resistant, reproduce easily, eat a wide variety of foods and tolerate poor water quality with low dissolved oxygen levels. Most will grow in brackish water and some will adapt to full strength sea water. These characteristics make tilapia suitable for culture in most developing countries. They are most often grown in ponds, cages and rice fields.


         There are many tilapia species but only a few are cultured widely around the world today. There are three common species which are reared commercially in ponds from Japan, the Philippines down to Thailand and Indonesia, namely the black or Nile tilapia (Oreochromis niloticus), the red tilapia (Oreochromis mossambicus) and the blue tilapia (Oreochromis aureus), usually in the form of a new hybrid based on the original strains.


Black or Nile tilapia


         The fry eat zooplankton and the adults eat zooplankton, phytoplankton, insects, other bottom organisms and manufactured food. The optimum temperature to culture black tilapia is 25 to 30 degrees centigrade and black tilapia can tolerate low temperature of 11 degrees centigrade. Black tilapia can grow well in water up to 20 parts per thousand salinity.

Red tilapia


         The fry eat zooplankton and the adults eat zooplankton, phytoplankton and manufactured food. The optimum temperature to culture red tilapia is 25 to 30 degrees centigrade and red tilapia can tolerate low temperature of 10 to 12 degrees centigrade. Red tilapia can grow well in full strength sea water.


Blue tilapia


         The fry eat zooplankton and the adults eat zooplankton and phytoplankton, graze on bottom organisms and eat manufactured food. Blue tilapia prefers to be cultured under temperatures of 25 to 30 degrees centigrade and can tolerate low temperature of 8 to 9 degrees centigrade. Blue tilapia can grow well up to salinities of 16 to 20 parts per thousand.



Tilapia market


         In the 1960s and 1970s, tilapia culture was geared towards the production of food for local consumption and for the diversification of rural activities related to agriculture and animal husbandry. During the past 20 years, commercially viable techniques have been developed to control overcrowding in the different production systems, thereby permitting faster and more uniform growth to larger sizes. Commercial production has become popular in many countries around the world.


         In 1996, over 800,000 tonnes of tilapia were cultured worldwide, and this production has continued to expand. Tilapia aquaculture has grown impressively during the 1990s, and forecasts indicate that the industry will continue to expand significantly in the years to come. US is the world's largest consumer of tilapia. In 2000, total consumption was 45,000 tonnes with a value of US$1.01 billion. In 2001, the total consumption was 52,000 tonnes with a value of US$1.2 billion, which represented an increase of 15%. Due to limited resources in domestic US tilapia production, tilapia exports to the US will increase. Imported tilapia already accounts for around 90% of total consumption of tilapia in the US. The Directors believe that the largest demand for tilapia in the world will continue to be the US. In 2000, the US imported 50,000 tonnes of tilapia.


         In the US, consumption of tilapia has risen in the recent years. Tilapia now ranks third after farm-raised shrimp and Atlantic salmon in terms of aquaculture products imported into the US. In terms of volume, frozen whole round fish ranks first, followed by frozen fillets, and lastly fresh fillets. Frozen whole round fish and fillets originate primarily from Asia, and fresh fillets primarily from Central America and the Caribbean.

         Recently, with the increase in production of tilapia in the PRC and the growing demand of tilapia in the international market, the export of tilapia in the PRC has also increased. In 1998, 473 tonnes of tilapia were exported to the US, which was worth approximately US$656,000. In 2000, exports increased to 13,492 tonnes which was worth approximately US$21.0 million. The Directors believe that tilapia is the product that is most competitive internationally and has the greatest potential for development.


         The PRC has significantly increased its exports of tilapia to the US from 230 tonnes in 1993 to 12,500 tonnes in 2000, with stronger growth in the past two years.

Fresh water shrimp products


         Shrimp is a favourite seafood all over the world. The giant tiger prawn or black tiger shrimp (Penaeus monodon) accounts for more than half of all farmed shrimp and dominates production in Thailand, Indonesia, India and the Philippines. In the PRC, the fleshy prawn or Chinese white shrimp (Penaeus chinensis) is dominant, whereas in Latin America it is the white leg shrimp (Litopenaeus Vannamei) which is the leading species. The Indian prawn (Penaeus indicus) is also farmed in Asia.


White leg shrimp in the PRC


         Aquaculture of shrimp is rapidly developing in the PRC. White leg shrimp with its scientific name Litopenaeus vannamei, is one of the world's most important farmed products. It is found throughout Central and South America and along the coast of the Pacific Ocean. With the introduction of parent white leg shrimp into the PRC and the success in raising seedlings, total production of white leg shrimp increased to 300,000 tonnes in 2000.


Marketing



         Our sales and marketing team consists of nine members and is under the supervision of Mr. Harry Wang, our Chief Operating Officer, and Liam Haniffy, our Sales and Quality Product Manager. The sales and marketing team is responsible for establishing our sales and distribution networks both domestically and internationally, promoting our image and product awareness, and maintaining our customer relationships.


         Our board of directors believes that Hainan Quebec, our principal operating subsidiary, is the only PRC-based producer present at the International Seafood Shows. This enables Hainan Quebec to establish high level and immediate contacts with potential buyers. Buyer preferences and our response to these preferences as well as prices and response to quality and quantity concerns can be immediately addressed without the usual screening and middleman costs.


         We have located the following as potential and prospective markets that we intend to focus upon for expansion:


         North America
         -------------


         The North American market for tilapia and shrimp is significant and is growing. Competition from producers across the globe, ranging from Bangladesh to Chile, is intense. Minimum quality is presumed as a pre-requisite and consumers tend to be less educated as to the benefits of higher quality in this region. We plan to continue to export to this market where our products are generally well received.

       European Union
       --------------


         The European Union has imposed a ban on frozen farmed products, but as a result of our qualifying for EU Code assignment, our company meets the principal objectives of the European Union and, therefore, will be able to gain an exemption that will allow our products to be exported to the European Union. We believe that our organic food approach will lead to marketing opportunities and that we will be successful in our efforts to differentiate our products based on quality and not price alone. In adding to acceptance by the European market of organic certified products, the North American market is also increasingly showing interest in such products.


       People's Republic of China
       --------------------------


         Given the enormous demand and potential in the PRC market, we also consider it a prospective market. The advantageous climatic conditions found in Hainan Province allow year-round production, which differentiates it from other areas in the PRC. With the PRC's accession to the WTO and the continued development of our distribution network, opportunities should arise for us to establish strategic linkages with foreign producers and suppliers seeking access to the ever changing and modernizing Chinese market. We will consolidate this position by being a producer of quality product and this strategy should also allow us to decide and select strategic partners in the PRC in the future.


       Japan
       -----


         We also continue to market and sell our products in Japan. We are currently in the process of developing specialty items, such as butterfly shrimp and butterfly tilapia, for sales in the Japanese market.


Competition



         Our company is principally engaged in the vertically integrated business of aquaculture through co-operative supply agreements, ocean product harvesting and processing and sales of farm-bred and ocean harvested aquatic products. The co-operative supply agreements entered into between Hainan Quebec and selected tilapia and shrimp farmers in Hainan Province secure the supply, quality and price of raw materials for our Production. Through such arrangement, we believe that we have a competitive advantage over our competitors in Hainan Province.


         The PRC  aquaculture  industry  is open to  competition  from local and overseas operators engaged in aquaculture and from other captured fish producers. Our major aquaculture products tilapia and shrimp are also facing competition from some other domestic aquaculture producers. Some of the domestic aquaculture processing companies in Hainan Province also obtain the same HACCP Certification and EU Code assignment that we possesses, which certifies that their products are also in compliance to certain standards. However, we believe that the competition from such producers is minimal because, to the best of our knowledge, there is no competitor in Hainan Province that has a similar operating scale and production capacity, or that has developed the vertically integrated business model under which we operate.


         Although there is no formal entry barrier for engaging in similar aquaculture processing production and activities in the PRC, we believe that the high infrastructure costs associated with developing and constructing processing plants and facilities does pose a barrier to potential competitors. Accordingly, competitors have to mobilize extensive resources in order to maintain a presence similar to ours.


         We believe that we are geographically well-positioned to capitalize on the significant potentials of seafood markets both overseas and within the PRC. As buying power increases in Asia, and developed countries gravitate towards fishery products, seafood producers are under great pressure to respond to increasing demands. We further believe that the following factors contribute to our principal strengths and competitive advantages:


         Equipped with integrated operations. We run a vertically integrated operation that covers key areas along the production chain including sourcing, co-operative supply farming and distribution. Co-operative supply agreements have been secured with several producers who benefit from our extensive technology development program.. Through intensive monitoring and quality control of fish fry, pond environment and feed supply, we are able to assure the supply of quality aquaculture products.


         International and domestic sales and marketing efforts. We have a distribution network for our export sales and domestic sales that is developed and maintained through our marketing offices in Beijing and Shanghai, through our international direct and indirect marketing efforts, and also by virtue of our presence and participation at international seafood shows.


         Strategic location of co-operative supply and production base. We are geographically well-positioned in Hainan Province to leverage on the year-round favorable climatic conditions, abundant water supply and pristine environment. Such strategic location is a key attribute to the success of our co-operative suppliers of locally farmed tilapia and shrimp, particularly white leg shrimp.


         Co-operative supply and vertical integration. We have an assured supply, quality and price of raw materials for production through long term arrangements with leading local suppliers of shrimp and tilapia. We actively monitor aquaculture quality and provide technological support to our suppliers, which allows us to concentrate our resources and minimize risks. Through intensive monitoring and control of the growth of fish fry, shrimp larvae, pond environment and feed supply, we are able to assure the supply of quality aquaculture products and to enhance product differentiation.


         An established track record and brand name in the industry. Since our inception, we have established a track record of supplying high quality aquatic products to its overseas and local customers.


         Good quality control. Safe and hygienic processing of aquatic products are of paramount importance, as any failure to carry out the processing of harvested fish correctly could render the product unsuitable for human consumption. We adopt and implement stringent quality control measures and procedures throughout our production process. Our processing plant in Hainan Province has obtained HACCP and EU Code assignment.


         Low labor cost. We are operating in a labor intensive industry. Due to the lower labor cost in China, we are able to achieve lower operating cost advantage when compared to our competitors in North America and elsewhere.


         Local government support. The policy of Hainan Provincial Government is to encourage increased investment in aquaculture and increased export of farmed aquatic products. In December 2001, Hainan Quebec, our main operating subsidiary, was recognized as a "Leading Agriculture Enterprise" by Hainan Provincial Government, and in April 2001 Hainan Quebec were recognized as the new/high tech Enterprise of Hainan Province. These recognitions will be a great asset when we participate in annual trade shows including the International Boston Seafood Show and European Seafood Exposition.


         Reduction of production cost due to the benefit of economy of scale. Expansion of facilities and current sales volumes allows our company to benefit from significant economies of scale. Our research and quality control staff have been able to monitor an increased number of operations without the need of further hiring. Large buyers are able to sole source instead of having to group supply from various producers, allowing long term supply agreements.


         Awards we have received. In December 2001, Hainan Quebec was recognized as a "Leading Agriculture Enterprise" by Hainan Provincial Government, and in April 2001, Hainan Quebec was awarded the "New/high tech Enterprise of Hainan Province" by Hainan Provincial Technology Authorities. In January 2003, Hainan Quebec was awarded the Industrial Enterprise of the Province. In 2002, Hainan Quebec was named a Leading Agriculture Enterprise for both Hainan Province and Wenchang. Our board of directors believes that these accreditations reflect our achievements and contribution to the development of the PRC aquaculture industry.


         Production certification. We also have received HACCP Certification and EU Code assignment, which demonstrates our commitment to providing a variety of high quality aquatic products under stringent hygiene standards.



         International management expertise. We have successfully achieved a vertically integrated operation that enables us to capitalize on opportunities in the domestic and international fishery markets. Such achievement can be attributed to our founders and senior management who have contributed their international management expertise and technical know-how to our development.



Government Regulation



         Aquaculture producers in the PRC have to comply with the environmental protection laws and regulations promulgated by the national and local governments of the PRC. Such rules and regulations include, among others, Environmental Protection Law of the PRC, Ocean Environmental Protection Law of the PRC, Regulations on Administration over Dumping of Wastes in the Ocean of the PRC, Ocean Aquatic Industry Administration Regulation, Fishing License Administration Regulation, Regulations on Administration of Hygiene Registration of Exported Food Manufacturers and Regulations on Administration of Quality Control of Food Processors.



         Our company complies with various national, provincial and local environmental protection laws and regulations. In addition to statutory and regulatory compliance, we actively ensure the environmental sustainability of our operations. Our costs of compliance with applicable environmental laws are minimal, since the design of the plan includes a state-of-the-art settling and filtration system which is inexpensive to maintain. Penalties would be levied upon us if we fail to adhere to and maintain this standard. Such failure has not occurred in the past, and we generally do not anticipate that it may occur in the future, although no assurance can be given in this regard.



Patents and Trade Secrets


         The Company presently has no patents on its products and does not believe that having patents or other proprietary technology is important to the success of its planned operations.


Employees



         Through Hainan Quebec, our principal operating subsidiary, we currently employ approximately 434 employees, all of whom are full-time employees. They are located predominantly in Haikou, PRC, with the rest of them located in WenChang, PRC. We have employment contracts with many of our employees. None of our employees are covered by a collective bargaining agreement, and we believe our employee relations are good.

ITEM 2.   PROPERTIES



         The Group operates its aquacultural processing activities in its production base located at No. 1 Pier of Qinglan Sub-factory, Qinglan Port, Wenchang, Hainan Province, the PRC. The land where the production base is located on is rented from PLA Haijun No. 4802 Factory to Hainan Fuyuan pursuant to a lease agreement (the "Lease Agreement") dated 5 September 1999 for a term of 10 years commencing from 1 October 1999 to 30 September 2009 at an annual rent of RMB210,000. According to Jundui Property Leasing Certificate of Approval (Document number: (2001) - 00386 dated 20 May 2001, the Lease Agreement has been registered/filed by PLA Haijun Property Administration Bureau and Hainan Quebec had issued a confirmation letter on 23 September 2002 to undertake all rental payable and other conditions set out in the Lease Agreement.)



ITEM 3.   LEGAL PROCEEDINGS



         We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company's or our company's subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.



ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS





         Not applicable


                                     PART II



ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


         Our common stock is quoted sporadically, with relatively small volumes of actual trading, on the Over-The-Counter Bulletin Board system and the National Association of Securities Dealers (NASD) Electronic Bulletin Board under the symbol "HQSM.OB."

         The following table sets forth, for the periods indicated, the high and low sale prices for our common stock as reported by the National Quotation Bureau, Inc.

Fiscal Year Ended April 30 (1)
                                Period                       High          Low
2003                            First Quarter                $0.20         $0.19
                                Second Quarter               $0.19         $0.17
                                Third Quarter                $0.17         $0.16

                                Fourth Quarter               $0.16         $0.14
2004                            First Quarter                $0.17         $0.16
                                Second Quarter               $0.25         $0.16
                                Third Quarter                $0.50         $0.17
                                Fourth Quarter               $2.80         $0.15
Period following April 30,      May 2004                     $1.15         $1.01
2004
                                June 2004                    $0.95         $0.56
                                July 2004 (through July 15)  $0.95         $0.56

(1) Effective May 1, 2004, we changed our fiscal year end from April 30 to December 31.

On July 15, 2004, the closing bid price of our common stock was $0.62.

As of July 19, 2004, there were 936 holders of record of our common stock.

         Recent Sales of Unregistered Securities

         During the period covered by this annual report, we have sold securities pursuant to the following transactions, all of which were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act").

         On March 17, 2004, in connection with the merger of all of the capital stock of Jade Profit Investment Limited, a British Virgin Islands limited liability corporation, into Process Equipment, Inc., we issued:

         o 21,355,200 shares of our common stock to four shareholders, in a private placement under Section 4(2) of the Securities Act;

         o warrants to acquire an additional 27,068,570 shares of newly-issued common stock to four shareholders. The warrants' exercise price was $0.00 per share. The warrants were issued in reliance upon the exemption from registration provided in
                  Section 4(2) of the Securities Act and Regulation D thereunder. All of the warrants were exercised in full in May 2004;

         o we also agreed to issue, in a private placement under Section 4(2) of the Securities Act, 520,685 shares of our common stock to Westminster Securities Corp. ("Westminster") or its designees, in consideration of this firm's services as our financial advisor in connection with the merger; and

         o        we  further  agreed to issue,  in a  private  placement  under
                  Section 4(2) of the Securities Act, 500,000 shares of our common stock to Lui Hung Yen, in consideration of Mr. Yen's cancellation of an outstanding promissory note issued by Jade, our subsidiary, in the amount of US$ 256,410 and the release of Jade and our company by Mr. Yen of any and all claims relating to such note.

         On April 21, 2004, we issued 38 Units, at a purchase price of $34,000 per Unit, all Units in the aggregate consisting of 7,600,000 shares of our common stock, 3,040,000 Class C common stock purchase warrants and 3,040,000 Class D common stock purchase warrants, to 10 accredited investors in a private placement for an aggregate purchase price of $1,292,000. These securities were sold in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act and Regulation D thereunder. Westminster acted as our placement agent in connection with this transaction. In consideration of those services, we agreed to grant to Westminster or its designees a warrant (the "Agent Warrant") representing the right to purchase up to 3.8 Units, each Unit consisting of 200,000 shares of our common stock, 80,000 Series C common stock purchase warrants and 800,000 Series D common stock purchase warrants. Westminster subsequently allocated the Agent Warrant and/or the securities covered thereby to three of its officers and one of its employees. The majority of those securities are being registered by us, for resale by Westminster's designees, hereunder.

         In April 2004, we issued a total of 4,121,337 shares of our common stock to three persons in a private placement, for an aggregate purchase price of $1,236,410. The shares were issued to two persons in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act and Regulation D thereunder, and to one remaining person, in reliance upon Regulation S.



Transfer Agent


         Our transfer agent is American Stock Transfer and Trust Company. Its address is 59 Maiden Lane, Plaza Level, New York, New York 10038.



Dividends


         We may never pay any dividends to our shareholders. We did not declare any dividends for the four months ended April 30, 2004. Our board of directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       Overview

         Following is a brief overview of factors our management considers important when evaluating our financial condition and operating performance.



         Turnover

         Our turnover is derived primarily from processing and trading of marine fishing products, processing and trading of aquatic products and sub-contracting services.


         Cost of sales

         Our cost of sales primarily consists of purchases from local fishermen of various kinds of goods, such as locally caught squid and ocean caught shrimp.


         Gross profit/loss

         Our management believes that the gross profit margin of approximately 33% maintained by us for the for months ended April 30, 2003, was principally attributed to the following reasons:

         o        The steady supply and cost of the raw materials;
         o        Good control of overhead and other direct cost; and
         o        The appropriate pricing strategy of our company.

         However, due to the reconstruction of factory resulting in termination production operation, and some obsolete stock was sold at a gross loss, the gross loss percentage to sales for the four months ended is 9%.

         Management believes that in the foreseeable future we will be able go back to normal operating environment and keep goes on.

         Other revenue/(expenses)

         Our other revenue/(expense) represents non-operating income and/or expenditures for the four months ended April 30, 2003 and 2004.


         Operating expenses

         Our operating expenses comprise distribution and selling expenses, and general and administrative expenses. Distribution and selling expenses mainly include transportation and trip and traveling expense. General and administrative expenses mainly include staff and directors' remuneration and depreciation.


         Finance costs

         Finance costs refer short-term secured bank loan interests charged to us in both fiscal periods.


         Taxation

         For each of the four months ended April 30, 2003 and 2004, Hainan Quebec, our principal operating subsidiary, is entitled to a tax holiday as a privileged treatment to Sino-foreign enterprise in Hainan Province. According to an approval received from the Tax Bureau of Hainan Province, Hainan Quebec, being our product sales arm, is entitled to two year's exemption from income tax, followed by three years of 50% tax reduction commencing from the first-profit-making year as a privileged treatment for such enterprise in the PRC.

         Apart from PRC Enterprise Income Tax, Hainan Quebec is subject to value-added tax ("VAT") for processing products at 13% and sub-contracting service at 17%, respectively.


         Minority interests

         Minority interests represent the share of profits after taxation by the minority shareholder of our company, based on its equity interest in HQSM.



Forward-Looking Statements

         You should read the following discussion of our financial condition and operations in conjunction with the consolidated financial statements and the related notes included elsewhere in this annual report. This annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "our company believes," "management believes" and similar language. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including our ability to (1) obtain sufficient capital or a strategic business arrangement to fund our expansion plans; (2) build the management and human resources infrastructure necessary to support the growth of our business; (3) competitive factors and developments beyond our control; and (4) those other risk factors, uncertainties and assumptions that are set forth in the discussion under the headings captioned "Business," "Risk Factors," and "Management's Discussion and Analysis." Our actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update or revise them, whether as a result of new information, future events or otherwise. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance.

         The following discussion should be read in conjunction with the information contained in our financial statements and the notes thereto appearing elsewhere herein.

Critical Accounting Policies And Estimates

         Below is a description of accounting policies, which we consider critical to the preparation and understanding of our consolidated financial statements. In addition, certain amounts included in or affecting our financial statements and related disclosure must be estimated, which requires us to make assumptions with respect to values or conditions which cannot be known with certainty at the time the financial statements are prepared. Actual results may differ from these estimates under different assumptions or conditions. The selection of critical accounting policies, the judgments and other uncertainties affecting the application of those policies and the sensitivity of reported results to changes in conditions and assumptions are factors to be considered when reviewing our consolidated financial statements. We believe that the following critical accounting policies set forth below involve the most significant judgments and estimates used in the preparation of our consolidated financial statements. We evaluate these policies on an ongoing basis, based upon historical results and experience, consultation with experts, trends and other methods we consider reasonable in the particular circumstances, as well as our forecasts as to how these might change in the future.

         Inventories

         Inventories are stated at the lower of cost or net realizable value. Cost is calculated on the moving-average basis and includes all costs to acquire and other costs incurred in bringing the inventories to their present location and condition. The Group evaluates the net realizable value of its inventories on a regular basis and records a provision for loss to reduce the computed moving-average cost if it exceeds the net realizable value.

         Impairment of Long-Lived Assets

         In August 2001, the Financial Accounting Standards Boards ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144. Accounting for Impairment or Disposal of Long-Lived Assets. This pronouncement superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of and was required to be adopted on January 1, 2002. SFAS No. 144 retained the fundamental provisions of SFAS No. 121 as it related to assets to be held and used and assets to be sold. SFAS No. 144 requires impairment losses to be recorded on assets to be held and used by the Company when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. When an impairment loss is required for assets to be held and used by the Company, the related assets are adjusted to their estimated fair value. Fair value represents the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than a forced or liquidation sale.

         The estimation process involved in determining if assets have been impaired and in the determination of fair value is inherently uncertain because it requires estimates of current market yields as well as future events and conditions. Such future events and conditions include economic and market conditions, as well as availability of suitable financing to fund acquisition and development activities. The realization of the Company's revenue producing assets is dependent upon future uncertain events and conditions, and accordingly, the actual timing and amounts realized by the Company may be materially different from their estimated value.

         Income Taxes

         Taxes are calculated in accordance with taxation principles currently effective in the PRC. The Group accounts for income taxes using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

         Related Parties

         Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities.

         Revenue Recognition

         In accordance with the provisions of Staff Accounting Bulletin No. 103, revenue is recognized when merchandise is shipped and title passes to the customer and collectibility is reasonably assured.

         The Group does not always receive revenue for shipping and handling to customers. Shipping and handling expenses incurred by the Group for the years ended April 30, 2004 and 2003 respectively are included in selling and administrative expenses in the accompanying consolidated statements of income.

         Concentration of Credit Risk

         Financial instruments that potentially subject the Group to significant concentrations of credit risk consist primarily of trade accounts receivable. The Group performs ongoing credit evaluations with respect to the financial condition of its creditors, but does not require collateral. In order to determine the value of the Group's accounts receivable, the Group records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable.

         Recent Developments

         We filed a current report on Form 8-K on March 17, 2004 reporting the agreement and plan of merger among Process Equipment, PEAC and Jade, pursuant to which Process Equipment, through its wholly-owned subsidiary PEAC, acquired Jade and 84.42% ownership in its subsidiary Hainan Quebec. The merger was consummated by the parties on March 24, 2004 as reported on a Current Report on Form 8-K filed April 2, 2004. In the same report, filed March 17, 2004, we also reported the change in our fiscal year from April 30 to December 31.

         On April  28,  2004,  we filed an  Information  Statement  pursuant  to
Section 14(c) of the Securities Exchange Act of 1934 relating to the name change from Process Equipment, Inc. to "HQ Sustainable Maritime Industries, Inc.", effective April 16, 2004 by virtue of the reincorporation, which is also described in the Information Statement, of Process Equipment, Inc. by a merger with and into a newly-formed wholly-owned Delaware subsidiary to be known as HQ Sustainable Maritime Industries, Inc. The merger was completed pursuant to an agreement and plan of merger dated as of May 19, 2004, which has been reported on a current report on Form 8-K filed on May 24, 2004. This Information Statement also related to the adoption of our 2004 Stock Incentive Plan and reported that the holders of the majority of our outstanding common stock have given their consent to approve the adoption of the Plan.

         On May 18, 2004, we filed a current report on Form 8-K reporting the change in certifying accountant from Baum & Company to Rotenberg & Co., LLP. That report also clarified the implementation of the change in fiscal year that was previously addressed in the Form 8-K filed March 17, 2004.

Results Of Operations - Four months Ended April 30, 2004 Compared to Four months Ended April 30, 2003


         Sales. Total sales decreased by $5,457,869 or 93% from $5,867,097 in the four months ended April 30, 2003 to $409,228 in the fiscal period ended 2003. This decrease resulted from the factory is under reconstruction and the production is terminated since January 2004.

         Cost of Sales. Cost of sales decreased by $3,491,824 from $3,937,060 in 2003 to $445,236 in 2004. The primary factor responsible for the decrease was that the factory is under reconstruction and the production is terminated since January 2004.

         Gross Profit/Loss. A Gross loss at $36,008 is recognized for the four months ended April 30, 2004 while a gross profit at $ 1,930,037 is recorded for the four months ended April 30, 2003. Gross loss as a percentage of revenue for the four months ended April 30, 2004 at 9% compared to 33% gross profit margin for the four months ended April 30, 2003.

         The reason for the group suffered gross loss this period is mainly due to the factory is under reconstruction and the production is terminated since January 2004. Some obsolete stock was sold at a gross loss. As a result, sales significantly decreased by 93% compare with last period.

         Selling and Distribution Expenses. The selling and distribution expenses decreased by $41,644 or 44% from $94,367 for the for the four months ended April 30, 2003 to $ 52,723 for the four months ended April 30, 2004. Compare the scale of decrease in sales and that of selling and distribution expenses, the degree of decrease is much higher in sales. It is because some fixed cost such as salaries will not deduced when sales decreased.

         General and Administrative Expenses. General and administrative expenses increased by $ 1,124,630 or 31 times (from $36,036 to $ 1,160,666) for the four months ended April 30, 2004 as compared to the previous period. The increase is due to there is significant increase in legal and professional fees for listing propose in the current period and a loss on termination of operation was recorded in the current period.

         Depreciation. Depreciation increased by 1% or $1,278 from $104,542 for the four months ended April 30, 2003 to $105,820 for the four months ended April 30, 2004. The slightly increase due to some low value fixed assets was acquired during late 2003.

         Provision for Bad and Doubtful Debts. Provision for bad and doubtful debts for trade receivable was increased from $11,452 for the four month ended April 30, 2003 to $1,523,331 for the four months ended April 30, 2004, an increase of $1,511,879 or 132 times. Since the production was terminated for reconstruction, the company can not supply goods to their customer, therefore the customer refuse to pay their debts within the normal trading terms. According to the provision method previously adopted, a further provision for bad debts is needed.

         Income/Loss from Operations. Income/Loss from operations decreased by $4,562,188 from $1,683,640 in 2003 to a Loss from operations at $2,878,548 in
2004. The primary factors responsible for the decrease were the decrease in our gross profit by $1,966,045 and the increase in our total operating expenses by $2,596,143.

         Finance Cost. Finance cost decreased by $80,575 or 92% from $87,351 to $6,776 for the four months ended April 30, 2003 and April 30, 2004 respectively. It was due to the $6,024,097 loan was repaid in Jan 2004.

         Other Income. Other income increased by 853% or $214,416from $25,150 for the four months ended April 30, 2003 to $239,566 for the four months ended April 30, 2004. The increase was due to an amount due from related party, which was classified as non-recoverable at last Form 8-K filing, but was recovered at the current period.

         Other expenses. Other expenses decreased from $268,750 for the four months ended April 30, 2003 to $142,704 for the four months ended April 30, 2004, a 47% or $126,046 decrease. The main contribution of the decrease is a provision for the bad and doubtful debts for amount due from related party was recorded in the 2003 but not in 2004.

         Income/Loss Before Income Taxes. Our income before income taxes decreased by $4,141,151 from $1,352,689 in 2003 to a loss before income taxes at $2,788,462 in 2004. This decrease resulted from lower gross profit and higher operating expense recorded in 2004.

         Income Taxes Current and Deferred. Our current income tax for 2004 is zero due to the Group has no assessable profit earned for the PRC taxation purpose and our deferred income tax for 2004 is $22,725. The current income tax for 2003 is $93,315 and deferred income tax is $22,725.

         Net Income/Loss Before Minority Interest. Net income before minority interest decreased by $4,047,836 from $1,236,649 in 2003 to a net loss before minority interest at $2,811,187 in 2003. This decrease resulted from lower operating profit in 2003 compared to that in 2002.

         Minority Interest. Minority interest decreased by $472,677 from negative $175,480 in 2003 to positive $297,197 in 2004. The decrease in minority interest resulted from the operating result of the group is loss in 2004 while profit in 2003.

         Net Income/Loss Attributable to Shareholders. The net income attributable to shareholders decreased by $3,575,159 from $1,061,169 in 2003 to net loss attributable to shareholders at $2,513,990 in 2004. The decrease was basically attributed to grate operating loss in 2004 compared to a operating profit in 2002.


Liquidity and Capital Resources


         The Group has in recent years financed its operations primarily with operating revenues. The Group anticipates that revenues from its operations will be sufficient to satisfy the Group's cash requirements for operations during the foreseeable future, except to the extent that increasing orders and sales may require temporary borrowings to finance such expansion and related costs of employee compensation and inventory build-up. No assurance can be given, however, that additional debt or equity financing will not be required or will be available if required.


         The current ratio decreased from 1.4 times ($15,640,335 : $10,790,566) to 1.3 times ($8,660,583 : $6,656,441) for the four months ended April 30, 2003 and 2004 respectively. The decrease is due to the group's cash outflow higher than the cash inflow for the current period resulting from the termination of production.


Cash Flow


         Period-to-period fluctuations in various cash-flow category line items were the result of several factors. Decrease in net income and gross margins resulting from termination of production in current period. Management believes that after the reconstruction period, the group's operation will turn to normal and have growth.

         Fluctuations in cash-flow category line items such as period over period increase in accounts receivable, accounts payable and accrued expenses are subject to period to period timing differences.

         Because of the size and schedule requirements of particular projects undertaken by the company, a significant time lag may occur between inventory build-up related outlays and revenue recognition related to these projects. Due to the variability of the timing of these cash flows as compared with the date certain used for reporting purposes, significant fluctuations of individual line item cash flows period-over-period are apparent.

         For instance, this form 10KSB compares the cash flows resulting from operations for two four months periods, namely, the fiscal period ended April 30, 2003 and April 30, 2004 respectively. The company garnered roughly the same gross revenue in each of these fiscal periods. And, although the difference in net loss/ income comparing the two periods is $4,047,836, ($1,236,649 profit for 2003 vs. $2,811,187 loss for 2004), there was only a $491,963 decrease in accounts receivable as of April 30, 2004 compared to April 30, 2003. The explanation for this disparity is, as stated above, the result of termination of production during since January, 2004.

         Typically, the Group collects cash resulting from sales approximately 30 to 60 days from the date of the sale. However the collection period is much longer in 2004 when compare with 2003. It was due to the termination of production since January 2004.

         For accounts payable, the credit terms offered by supplier is within 30 days. But due to the group's cash flow pattern, the group deferred the payment to keep more cash in the bank for working capital proposes.

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

Results Of Operations - Year Ended April 30, 2003 As Compared To Fiscal Year Ended April 30, 2002

         Sales. Total sales increased by $1,166,364 from $15,481,181 in the year ended December 31, 2002 to $16,647,545 in the year ended 2003. This increase resulted from lowering unit prices of our products to increase our market share and maintain our competitive position. We believe we are currently expanding our market share by virtue of lowering our unit selling price.

         Cost of Sales. Cost of sales increased by $2,600,358 from $8,792,747 in 2002 to $11,393,105 in 2003. The primary factor responsible for the increase was that the cost of supply went in view of our purchasing from fishermen directly various products, such as ribbonfish, mackerel, bream, squid and prawns.

         Gross Profit. Gross profit decreased $1,433,994 from $6,688,434 in 2002 to $5,254,440 in 2003. This decrease was due to the fact that we decreased the unit selling price to broaden our market share, while our cost of sales increased, as described above.

         Selling and Distribution Expenses. Selling and distribution expenses primarily include transportation, declaration, expenses of the sales department, staff salaries and sales commission. Selling and distribution expenses increased $273,567 from $295,031 in 2002 to $568,598 in 2003. The increase is due to the fact that more direct export sales took place in 2003 than in 2002, leading to a substantial increase in the transportation, declaration and sales commission expenses.

         General  and  Administrative   Expenses.   General  and  administrative
expenses mainly consist of legal and professional fees, directors and other office staff salaries and rent. General and administrative expenses increased from $571,322 in 2002 to $708,717 in 2003, an increase of $137,395, primarily resulting from increased costs of insurance, including employee workman's compensation insurance, employee health insurance and corporate liability insurance premiums, as well as increases in the salaries of directors and other office personnel in 2003.

         Depreciation. Depreciation expenses increased by $29,379 to $314,953 in 2003 from $285,574 for the corresponding period of the prior year. This increase is due to the fact that we acquired fixed assets in late 2002, resulting in the increase in depreciation of those assets in 2003.

         Finance Costs. Our finance costs decreased by $290,634 from $682,329 in 2002 to $391,695 in 2003. The main factor leading to this decrease is that we no longer incurred interest on a shareholder loan in 2003, while we did so in 2002.

         Provision for Doubtful Accounts. Our provision for doubtful accounts increased by $481,839 from $329,877 in 2002 to $811,716 in 2003. The increase was largely the result of a more conservative provision policy adopted by our management in 2003 to more accurately reflect the collectibility of certain doubtful accounts.

         Impairment Loss on Value of Vessels. Our impairment loss on value of vessels was $481,928 in 2002. There was no impairment loss on value of vessels in 2003. This is because the value of the vessels was fully impaired in 2002.

         Total Operating Expenses. Our total operating expenses increased by $149,618 from $2,646,061 in 2002 to $2,795,679 in 2003. The increase was largely the result of the increases in selling and distribution expenses, and provision for doubtful account, as well as the decreases in finance costs and impairment loss on value of vessels.

         Income from Operations. Income from operations decreased by $1,583,612 from $4,042,373 in 2002 to $2,458,761 in 2003. The primary factors responsible for the decrease were the decrease in our gross profit by 1,433,994 and the decrease in our total operating expenses by 149,618.

         Other Income and Expenses. Our other income increased by $27,206 from $92,928 in 2002 to $120,134 in 2003; and our other expenses increased by $267,133 from $189,913 in 2002 to $457,046 in 2003. This increase in other income was primarily due to the subsidy from local government increased, and the increase in other expenses was primarily due to the increase in the shipmen wages in 2003.

         Income Before Income Taxes. Our income before income taxes decreased by $1,823,539 from $3,945,388 in 2002 to $2,121,849 in 2003. This decrease resulted from lower gross profit and higher operating expense recorded in 2003.

         Income Taxes Current and Deferred. Our current income tax for 2003 were $168,377 and our deferred income tax for 2002 were $68,174. We had no current or deferred income tax in 2002.

         Net Income Before Minority Interest. Net income before minority interest decreased by $2,060,090 from $3,945,388 in 2002 to $1,885,298 in 2003.
This decrease resulted from lower operating profit in 2003 compared to that in 2002.

         Minority Interest. Minority interest increased by $913,305 from negative $1,246,912 in 2002 to negative $333,607 in 2003. The increase in minority interest resulted from the minority interest decreasing from 40% before September 2002 to 15.58% since September 2002.

         Net Income Attributable to Shareholders. The net income attributable to shareholders decreased by 1,146,785 from $2,698,476 in 2002 to $1,551,691 in 2002. The decrease was basically attributed to lower operating profit in 2003 compared to that of in 2002.

Risk Factors


         In additional to the risks listed below, risks and uncertainties not presently foreseeable to us may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.


Risks Relating To Our Company


         We Have No Long-Term Agreements With Customers Or Distributors; Should They Discontinue To Do Business With Us, Our Business And Profitability May Be Adversely Affected.


         Currently, most of our immediate customers are distributors who resell our products to other customers. Our sales arrangement with these distributors are generally short-term in nature and we had not formed or engaged in any agency or distributorship arrangements with such distributors. In the event that some of these distributors cease to purchase our products, our business and profitability may be adversely affected. Even if we are able to procure agency or distributorship arrangements, there is no guarantee that such arrangements will be exclusive in procuring the domestic and/or export sales of our products.


         We rely on co-operative suppliers and any adverse changes in these relationships may adversely affect us.


         We have developed a co-operative network in Hainan Province for the supply of tilapia and shrimp by entering into co-operative supply agreements with various co-operative suppliers, who are aquaculture farmers in Hainan
Province. Pursuant to the co-operative supply agreements, Hainan Quebec is assured the necessary supply of aquatic products from its cooperative suppliers. The continuance and smooth operations of this co-operative network are essential in ensuring cost efficiency and the timely fulfillment of our customer orders. Any adverse change to the co-operative network, including any early termination or non-renewal of any material supply agreement or any failure of the suppliers to fulfill the obligations under the supply agreement, may result in a material adverse effect on our business model, operation and competitiveness.


         If we are not able to implement our strategies in achieving our business objectives, our business operations and financial performance may be adversely affected.


         Our business plan is based on circumstances currently prevailing and the bases and assumptions that certain circumstances will or will not occur, as well as the inherent risks and uncertainties involved in various stages of development. However, there is no assurance that we will be successful in implementing our strategies or that our strategies, even if implemented, will lead to the successful achievement of our objectives. If we are not able to successfully implement our strategies, our business operations and financial performance may be adversely affected.


         We depend on the availability of additional resources for future growth.


         We are currently experiencing a period of significant growth in terms of sales volume. We believe that our continued expansion is essential for us to remain competitive and to capitalize on the growth potential of our business. Such expansion may place a significant strain on our management and operational and financial resources.

         As the scale of our operations grows, we will have to continually improve our management, operational and financial systems, procedures and controls, and expand our workforce. The expansion of our business operations may also involve co-operation, or development of new relationships, with third parties, such as customers and suppliers. There can be no assurance that our existing or future management, operational and financial systems, procedures and controls will be adequate to support our operations, or that we will be able to recruit, retain and motivate our personnel. There can also be no assurance that we will be able to establish, develop or maintain the business relationships beneficial to our operations. Failure to manage growth effectively could have a material adverse effect on our business and the results of our operations and financial condition.


         We depend on key management personnel, and the loss of any of their services could materially adversely affect us.


         Our operations are dependent upon the experience and expertise of a small number of key management personnel. Our future results will depend significantly upon the efforts of these persons, in particular, Mr. Harry Wang, Ms. Lillian Wang Li and Mr. Norbert Sporns. The loss of the service of any of them for any reason could have a material adverse effect on the business, and the results of our operation and financial condition.


         We depend on supply of raw materials, and any adverse changes in such supply or the costs of raw materials may adversely affect our operations.


         We currently obtain all of our raw materials from various aquaculture farms in Hainan Province and are, therefore, dependent on a stable and reliable supply of such raw materials in the region. The supply of these raw materials can be adversely affected by any material change in the climatic or environmental conditions in the Hainan province, which may, in turn, have a material adverse effect on the cost of our raw materials and on our operations.


         We do not maintain any product liability insurance, and we could therefore be adversely affected by product liability claims against us.


         During the past four years, we have not purchased or maintained any liability insurance for our tilapia or shrimp products. We believe that there are valid reasons for not purchasing this liability insurance. However, our tilapia and shrimp products are sold in the PRC domestic market as well as exported to locations in the United States, Canada, Japan and some European countries. There is a possibility that our customers, or the ultimate buyers of our products, may have adverse reactions to the tilapia and shrimp products that we process and sell. Any adverse reaction may result in actual or potential product liability claims to the Group. Accordingly, any significant product liability claim may have an adverse effect on our reputation and profitability.


         We may never pay any dividends to our shareholders.


         We did not declare any dividends for the year ended December 31, 2003. Our board of directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

       Hainan Quebec is a sino-foreign joint venture and is not wholly-owned by our company


         Hainan Quebec, our principal operating subsidiary, is a sino-foreign equity joint venture established in the PRC and is owned, approximately, 84.42% by Jade and 15.58% by Hainan Fuyuan. Accordingly, we may not be able to control all the decisions made by Hainan Quebec without the consent and co-operation of Hainan Fuyuan. Hainan Fuyuan may also have economic or business interests or goals inconsistent with ours and Hainan Fuyuan may take actions contrary to our requests, policies or objectives. Hainan Fuyuan may be unable or unwilling to fulfill its obligations under the joint venture agreement and may itself experience financial difficulties in the future which may impact our business and operations.


         If the joint venture were to terminate or were to expire without being renewed, or if a deadlock or any significant disputes arise between our company and Hainan Fuyuan, the operations and financial results of Hainan Quebec could be materially and adversely affected and, because it is our main operating subsidiary, that could adversely affect us. Furthermore, Hainan Fuyuan has not undertaken that it will not engage in any business operations on its own or in association with others that may be in competition with our company. Any such developments could adversely affect the financial results of our company.


Risks Relating To The Aquaculture Industry


         Our operating subsidiary must comply with environmental protection laws, which could adversely affect our profitability.


         Hainan Quebec is required to comply with the environmental protection laws and regulations promulgated by the national and local governments of the PRC. Some of these regulations govern the level of fees payable to government entities providing environmental protection services and the prescribed standards relating to the discharge of effluent. Currently the plant treats all of its waste effluent completely to level one (that is, consistent with releasing potable water back to the environment), and there is currently no charge being levied. In addition, these regulations further empower local governments to impose penalties on those companies which fail to comply with the prescribed standards. If we, through Hainan Quebec. fail to comply with any of these environmental laws and regulations in the PRC, depending on the types and seriousness of the violation, we may be subject to, among other things, warning from relevant authorities, imposition of fines, specific performance and/or criminal liability, forfeiture of profit made, being ordered to close down our business operations and suspension of relevant permits.


         Although our production technologies allow us to efficiently control the level of pollution resulting from our production process, and notwithstanding the fact that we have received evidence of compliance with environmental protection requirements from government authorities, due to the nature of our business, effluent wastes are unavoidably generated in the aquaculture production processes.


         The national and the local governments may promulgate new regulations that may require us to pay environmental protection fees or require us to upgrade our environmental protection facilities. These regulations may impose additional costs and may adversely affect our profitability.


         We could be adversely affected by the occurrence of natural disasters in Hainan Province.

         From time to time, Hainan Province, like other South China Sea destinations, experiences typhoons, particularly during the third quarter of any calendar year. Natural disasters could impede operations, damage infrastructure necessary to our operations or adversely affect the logistical services to and from Hainan Province. The occurrence of natural disasters in Hainan Province could adversely affect our business, the results of our operations, prospects and financial condition. We do not currently have any insurance against damage caused by natural disasters, accidents or other similar events, nor do we have insurance covering losses due to resulting business interruption. Should such losses occur, our operations, revenue and profitability might be adversely affected.


         We may be adversely affected by the fluctuation in raw material prices and selling prices of our products.


         The raw materials we use are aquaculture stocks and commodities that may experience price volatility caused by events such as market fluctuations or changes in governmental aquaculture programs. These price changes may ultimately result in increases in the selling prices of our products, and may, in turn, adversely affect our sales volume, revenue and operating profit.


         Neither our products nor the raw materials required have, in general, experienced any significant price fluctuations in the past, but there is no assurance that the raw materials we require will not be subject to any significant price fluctuations or pricing control in the future. The market price of these raw materials may also experience significant upward adjustment, if, for instance, there is a material under-supply or over-demand in the market. Should this happen, our business and the results of our operations could be adversely affected.


         Our operations, revenue and profitability could be adversely affected by changes in laws and regulations in the countries where we do business.


         The governments of our exporting countries, including the United States, Japan and other overseas markets, such as Europe and Canada, may, from time to time, consider regulatory proposals relating to raw materials, food safety and market, and environmental regulation, which, if adopted, could lead to disruptions in supply of our products and/or increases in operational costs, which, in turn, could affect our profitability. To the extent that we increase our product prices as a result of such changes, our sales volume and revenues may be adversely affected.


         Furthermore, these governments may change certain regulations or impose additional taxes or duties on certain Chinese imports from time to time. Such regulations, if effected, may have a material adverse impact on our operations, revenue and/or our profitability.


         We could be adversely affected by contamination and disease resulting from our purchases of raw materials from third parties.


       We ceased our aquaculture farming operations in January 2003. Since that time, we have been purchasing raw materials from contracted large-scale local suppliers. If any contamination or outbreak of disease occurs, our supply of raw materials may be jeopardized or disrupted, which, in turn, could adversely affect our operations, revenue and/or profitability.


         We may be unable to continue to take advantage of the seasonal pricing fluctuation in sales of our products.

         We have been experiencing seasonal fluctuation in sales in terms of pricing. Pricing fluctuation occurs during the winter season when fish farms in northern PRC suspend production due to cold weather conditions. With the lack of supply from these farms in northern PRC, aquaculture products from other parts of the PRC could customarily be sold at a premium during the winter season. However, there can be no assurance that such premium or pricing could be maintained in the future.


         Our inability to successfully compete with our competitors in the aquaculture industry may adversely affect us.


         The aquaculture industry is open to competition from local and overseas operators engaged in similar businesses and products to ours. There is no assurance that we can consistently be successful in maintaining a competitive advantage against our competitors. Any increase in competition may have an adverse effect on both the sales and the pricing of our aquaculture products, which, in turn, will have an adverse effect on our performance, profitability and cash flow.


Risks Relating To The PRC


         There could be changes in government policies that may adversely affect our business.


         The aquatic products industry in the PRC is subject to policies implemented by the PRC government from time to time. The PRC government may, for instance, impose control over aspects such as raw material distribution, product pricing and sales. On the other hand, the PRC government may also make available subsidies or preferential treatments (such as in the form of tax benefits or favorable financing arrangements).


         If the raw materials used by us or our products should become subject to any form of government control, then depending on the nature and extent of such control and our ability to make corresponding adjustments, there could be a material adverse effect on our business and operating results.


         Certain political and economic considerations relating to PRC could adversely affect our company.


         The PRC has a planned economy. While the PRC government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the PRC economy is still operating under five-year plans and annual state plans. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental, and are expected to be refined and improved. Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or future business development. Our operating results may be adversely affected by changes in the PRC's economic and social conditions as well as by changes in the policies of the PRC government, such as changes in laws and regulations (or the official interpretation thereof), measures which may be introduced to control inflation, changes in the rate or method of taxation, and imposition of additional restrictions on currency conversion.



         The recent nature and uncertain application of many PRC laws applicable to us create an uncertain environment for business operations and they could have a negative effect on us.

         The PRC legal system is a civil law system. Unlike the common law system, the civil law system is based on written statutes in which decided legal cases have little value as precedents. In 1979, the PRC began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in the PRC and to regulate foreign investment. Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could have a negative impact on our business and business prospects. In addition, as these laws, regulations and legal requirements are relatively recent, their interpretation and enforcement involve significant uncertainty.

         Potential effects related to the PRC's WTO accession could have a material adverse affect our company.

         The PRC became a member of the WTO in December 2001. Pursuant to the bilateral agreement entered into between the PRC and the United States on December 11, 1999, the PRC agreed to lower tariffs on imports by an average of approximately 17% and to eliminate quotas and other quantitative restrictions on food product imports within two to five years. In particular, the average tariff imposed on priority agricultural products from the United States will fall from 31.5% to 14.5% by 2004. We expect that the lowering of import tariffs and the elimination of quotas and other import restrictions by the PRC in respect of agricultural products would increase competition from overseas suppliers. There is no assurance that such increased competition will not have any material adverse effect on our business or profitability.

         Currency conversion and exchange rate volatility could adversely affect our financial condition.

         The PRC government imposes control over the conversion of Renminbi into foreign currencies. Under the current unified floating exchange rate system, the People's Bank of China publishes an exchange rate, which we refer to as the PBOC exchange rate, based on the previous day's dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

         Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of Renminbi into foreign exchange by Foreign Investment Enterprises, or FIEs, for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible. FIEs are permitted to convert their after-tax dividends and profits to foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in the PRC. Conversion of Renminbi into foreign currencies for capital account items, including direct investment, loans, and security investment, is still under certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.

         Enterprises in the PRC (including FIEs) which require foreign exchange for transactions relating to current account items, may, without approval of the State Administration of Foreign Exchange, or SAFE, effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs.

         Convertibility of foreign exchange in respect of capital account items, such as direct investment and capital contribution, is still subject to certain restrictions, and prior approval from the SAFE or its relevant branches must be sought.

         Since 1994, the exchange rate for Renminbi against the United States dollars has remained relatively stable, most of the time in the region of approximately RMB8.28 to US$1.00. However, there can be no assurance that Renminbi will not be subject to devaluation. We may not be able to hedge effectively against Renminbi devaluation, so there can be no assurance that future movements in the exchange rate of Renminbi and other currencies will not have an adverse effect on our financial condition.

         Hainan Quebec, our principle operating subsidiary, is an FIE to which the Foreign Exchange Control Regulations are applicable. There can be no assurance that we will be able to obtain sufficient foreign exchange to pay dividends or satisfy other foreign exchange requirements in the future.

         Our dependence upon Chinese production facilities and raw material suppliers could affect our company.

         All of our processing facilities are located in the PRC and all the raw materials we require are located in the PRC. Therefore, our operations and performance are subject to changes in the economic and political environment in the PRC and to the risks inherent in maintaining operations outside the United States.


Selected Financial Data

         The  following   information   has  been   summarized   from  financial
information included elsewhere and should be read in conjunction with such financial statements and notes thereto.


Summary of Statements of Operations of HQSM

                     Years/Four months Ended April 30, 2004



                                  2004                      2003

Sales                             $409,228                  $5,867,097
Gross Loss/Profit                 $(36,008)                 $1,930,037
Net (Loss)/Income                 $(2,513,990)              $1,061,169
Net (Loss)/Income
Per Share                         $(0.31)                   $106




Summary of Balance Sheets of HQSM



                                  April 30,2004         2003

Working Capital                   $2,004,142            $4,849,769
Total Assets                      $15,654,815           $19,620,832
Stockholders' Equity              $9,396,284            $9,089,106




ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARY
          (INCORPORATED IN THE STATE OF NEVADA WITH LIMITED LIABILITY)
                   (FORMERLY KNOWN AS PROCESS EQUIPMENT, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2004 AND 2003




INDEX TO FINANCIAL STATEMENTS


                                                                      Pages
                                                                      -----


Independent Auditors' Report                                          F-2

Consolidated Balance Sheets as of April 30, 2004 and 2003             F-3 - F-4

Consolidated Statements of Income for the four months ended
April 30, 2004 and 2003                                               F-5

Consolidated Statements of Changes in Shareholders' Equity
for the four months ended April 30, 2004 and 2003                     F-6

Consolidated Statements of Cash Flows for the four months
ended April 30, 2004 and 2003                                         F-7

Notes to Consolidated Financial Statements                            F-8 - F-23

INDEPENDENT AUDITORS' REPORT

The Board of Directors
HQ Sustainable Maritime Industries, Inc. and Subsidiary
State of Nevada

We have audited the accompanying consolidated balance sheets of HQ Sustainable Maritime Industries, Inc. and Subsidiary as of April 30, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the periods then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with The Public Company Accounting Oversight Board Standards (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of HQ Sustainable Maritime Industries, Inc. and Subsidiary as of April 30, 2004 and 2003, and the results of their consolidated operations and their consolidated cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Certified Public Accountants

Rochester, New York
July 28, 2004

             HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARY
          (INCORPORATED IN THE STATE OF NEVADA WITH LIMITED LIABILITY)
                   (FORMERLY KNOWN AS PROCESS EQUIPMENT, INC.)
                           CONSOLIDATED BALANCE SHEETS
                          AS OF APRIL 30, 2004 AND 2003

                                     ASSETS
                                     ------

                                                          2004           2003
                                                      -----------    -----------

CURRENT ASSETS
  Cash and cash equivalents                           $ 5,854,623    $11,937,510
  Trade receivables, net of provisions                  2,368,364      2,860,327
  Inventory                                                79,527        324,655
  Prepayments                                              45,052        302,870
  Due from related parties, net of provisions             188,802        214,973
  Due from directors                                       42,613           --
  Tax recoverable                                          81,602           --
                                                      -----------    -----------

TOTAL CURRENT ASSETS                                    8,660,583     15,640,335
                                                      -----------    -----------

OTHER ASSETS
  Deferred Taxes                                        1,403,609      1,471,783
                                                      -----------    -----------

PROPERTY, PLANT AND EQUIPMENT, NET                      2,211,633      2,508,714
                                                      -----------    -----------

CONSTRUCTION IN PROGRESS, NET                           3,378,990           --

VESSELS HELD FOR SALE                                        --             --
                                                      -----------    -----------

TOTAL ASSETS                                          $15,654,815    $19,620,832
------------                                          ===========    ===========

             HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARY
          (INCORPORATED IN THE STATE OF NEVADA WITH LIMITED LIABILITY)
                   (FORMERLY KNOWN AS PROCESS EQUIPMENT, INC.)
                           CONSOLIDATED BALANCE SHEETS
                          AS OF APRIL 30, 2004 AND 2003

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                     2004              2003
                                                 ------------      ------------

CURRENT LIABILITIES
  Accounts payable and accrued expenses          $  1,503,109      $  1,288,518
  Deposit received from customers                      37,452            64,210
  Bank loans                                        3,012,048         9,036,145
  Taxes payable                                          --              93,315
  Due to directors                                       --              52,956
  Due to related parties                                 --                --
  Convertible notes                                   255,422           255,422
  Subscription received                             1,848,410              --
                                                 ------------      ------------

TOTAL CURRENT LIABILITIES                           6,656,441        10,790,566

LONG TERM LIABILITIES                                    --                --
                                                 ------------      ------------

TOTAL LIABILITIES                                   6,656,441        10,790,566

MINORITY INTEREST                                    (397,910)         (258,840)

SHAREHOLDERS' EQUITY
  Share Capital                                        25,000                 1
  Additional paid-in capital                       13,121,114        10,815,467
  Reserves                                            957,656           778,549
  Accumulated losses                               (4,707,486)       (2,504,911)
                                                 ------------      ------------

TOTAL SHAREHOLDERS' EQUITY                          9,396,284         9,089,106
                                                 ------------      ------------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                         $ 15,654,815      $ 19,620,832
                                                 ============      ============

             HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARY
          (INCORPORATED IN THE STATE OF NEVADA WITH LIMITED LIABILITY)
                   (FORMERLY KNOWN AS PROCESS EQUIPMENT, INC.)
                              STATEMENTS OF INCOME
                FOR THE FOUR MONTHS ENDED APRIL 30, 2004 AND 2003

                                                    2004               2003
                                               -------------      -------------

SALES                                          $     409,228      $   5,867,097

COST OF SALES                                        445,236          3,937,060
                                               -------------      -------------

GROSS (LOSS) PROFIT                                  (36,008)         1,930,037

SELLING AND DISTRIBUTION EXPENSES                     52,723             94,367

GENERAL AND ADMINISTRATIVE EXPENSES                1,160,666             36,036

DEPRECIATION                                         105,820            104,542

PROVISION FOR DOUBTFUL DEBTS                       1,523,331             11,452
                                               -------------      -------------

INCOME (LOSS) FROM OPERATIONS                     (2,878,548)         1,683,640

FINANCE COSTS                                          6,776             87,351

OTHER INCOME                                        (239,566)           (25,150)

OTHER EXPENSES                                       142,704            268,750
                                               -------------      -------------

INCOME (LOSS) BEFORE INCOME TAXES                 (2,788,462)         1,352,689

INCOME TAXES CURRENT                                    --               93,315

DEFERRED                                              22,725             22,725
                                               -------------      -------------

NET INCOME (LOSS) BEFORE MINORITY
  INTEREST                                        (2,811,187)         1,236,649

MINORITY INTEREST                                    297,197           (175,480)
                                               -------------      -------------


NET INCOME (LOSS) ATTRIBUTABLE TO
  SHAREHOLDERS                                 $  (2,513,990)         1,061,169
                                               =============      =============


NET INCOME (LOSS) PER SHARE -
  BASIC AND DILUTED                            $        (.31)     $        (106)
                                               =============      =============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                      8,057,851             10,000
                                               =============      =============


             HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARY
          (INCORPORATED IN THE STATE OF NEVADA WITH LIMITED LIABILITY)
                   (FORMERLY KNOWN AS PROCESS EQUIPMENT, INC.)
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE FOUR MONTHS ENDED APRIL 30, 2004 AND 2003


                                                                          Additional
                                                Share Capital               paid-in                    Accumulated
                                             Share        Par Value         capital       Reserves        Losses           Total
                                         ------------    ------------    ------------   ------------   ------------    ------------
Balance at December 31, 2003                   10,000    $        100    $ 12,731,114   $    957,656   $ (2,193,496)   $ 11,495,374

Issued 25,000,000 share at $0.001
  each 25                                  25,000,000          25,000         390,000           --             --           415,000

Net income                                       --              --              --             --       (2,513,990)     (2,513,990)

Shares of Subsidiary Eliminated in
  Recapitalization                            (10,000)           (100)           --             --             --              (100)
                                         ------------    ------------    ------------   ------------   ------------    ------------

Balance at April 30, 2004                  25,000,000    $     25,000    $ 13,121,114   $    957,656   $ (4,707,486)   $  9,396,284
                                         ============    ============    ============   ============   ============    ============

                                                                          Additional
                                                Share Capital               paid-in                    Accumulated
                                             Share        Par Value         capital       Reserves        Losses           Total
                                         ------------    ------------    ------------   ------------   ------------    ------------

Balance at December 31, 2002
  (Issued 10,000 share at $0.01 each)          10,000    $          1    $ 10,815,467   $    579,788   $ (3,367,319)   $  8,027,937

Net income                                       --              --              --             --        1,061,169       1,061,169

Transfer to reserve                              --              --              --             --         (198,761)           --
                                         ------------    ------------    ------------   ------------   ------------    ------------

Balance at April 30, 2003                      10,000    $          1    $ 10,815,467   $    579,788   $ (2,504,911)   $  9,089,106
                                         ============    ============    ============   ============   ============    ============

             HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARY
          (INCORPORATED IN THE STATE OF NEVADA WITH LIMITED LIABILITY)
                   (FORMERLY KNOWN AS PROCESS EQUIPMENT, INC.)
                            STATEMENTS OF CASH FLOWS
                FOR THE FOUR MONTHS ENDED APRIL 30, 2004 AND 2003

                                                       2004            2003
                                                   ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $ (2,811,187)   $  1,236,649
  Adjustments to reconcile net income to net cash
    provide by operating activities:
  Provision for doubtful accounts                     1,284,750         174,904
  Depreciation                                          105,820         104,542
  (Increase)/decrease in assets:
    Inventory                                           203,599         (22,351)
    Trade receivables, net of provisions                348,971          65,722
    Prepayment                                            4,422        (294,465)
    Due from related parties, net of provisions        (188,802)        471,524
    Due from directors                                  (42,613)           --
    Deferred taxes                                       22,725          22,724
  Increase/(decrease) in liabilities:
    Accounts payable and accrued expenses               297,098         173,725
    Deposit received from customers                       8,789          58,186
    Taxes payable                                          --            93,315
    Due to directors                                       --            41,377
    Dividend payable                                       --          (289,878)
    Due to related parties                                 --            88,590
    Subscription received                             1,848,410            --
                                                   ------------    ------------

Net cash from operating activities                    1,081,982       1,924,564
                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment             --            (1,459)
  Additions to construction in progress                (656,042)           --
  Disposal of investment                                   --           602,410
                                                   ------------    ------------

Net cash from investing activities                     (656,042)        600,951
                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from common stock                            415,000       6,024,097
  Repayment of bank loans/shareholders loan          (6,024,097)       (240,964)
                                                   ------------    ------------

Net cash from financing activities                   (5,609,097)      5,783,133
                                                   ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENT               (5,183,157)      8,308,648

  Cash and cash equivalents, beginning of period     11,037,780       3,628,862
                                                   ------------    ------------

  Cash and cash equivalents, end of period         $  5,854,623    $ 11,937,510
                                                   ============    ============

SUPPLEMENTARY CASH FLOWS DISCLOSURES
  Interest paid                                    $    732,228    $    778,128
                                                   ============    ============

  Taxes paid                                       $       --      $       --
                                                   ============    ============

                    HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
          (INCORPORATED IN THE STATE OF NEVADA WITH LIMITED LIABILITY)
                   (FORMERLY KNOWN AS PROCESS EQUIPMENT, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2004 AND 2003


1. ORGANIZATION AND PRINCIPAL ACTIVITIES

HQ Sustainable Maritime Industries, Inc. ("HQSM") was initially incorporated as Sharon Capital Corporation, or Sharon, on September 21, 1989 under the laws of the State of Nevada. Sharon was a "blind pool/blank check" corporation organized for the purpose of purchasing, merging with or acquiring a business or assets from another company. In July 1990, Sharon was changed to PEI, Inc., which was subsequently changed to Process Equipment, Inc. in November 1990. On March 17, 2004, Process Equipment, Inc., Process Equipment Acquisition Corporation, a Nevada corporation and wholly-owned subsidiary of Process Equipment, Inc., or PEAC, and Jade Profit Investment Limited, or Jade, a British Virgin Islands limited liability corporation, entered into an agreement and plan of merger. Pursuant to that agreement, Process Equipment, Inc., through PEAC, acquired Jade, and 84.42% ownership in Jade's subsidiary Hainan Quebec Ocean Fishing Co. Ltd, a People's Republic of China, limited liability corporation, which we refer to as HQ. As a result of that transaction, Hainan Quebec is presently our main operating subsidiary.

The principal activities of HQ are engaged in the vertically integrated business of aquaculture through co-operative supply channels, ocean product harvesting, and processing and sales of farm-bred and ocean harvested aquatic products.

The principal products of HQ are cross-bred hybrid of tilapia and white-legged shrimp exporting, directly and indirectly, to the United States, Canada, Japan and European countries. The major market is in the PRC.

2. BASIS OF PRESENTATION

The consolidated  financial statements include the accounts of HQSM and HQ ("The
Group").  All  material   inter-company  accounts  and  transactions  have  been
eliminated.

The consolidated financial statements are prepared in accordance with generally accepted accounting principles used in the United States of America.

3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

A.       CASH AND CASH EQUIVALENTS

The Group considers cash and cash equivalents to include cash on hand and demand deposits with banks with an original maturity of three months or less.

B.       TRADE RECEIVABLE


In order to determine the value of the Group's accounts receivable, the Group records a provision for doubtful accounts to cover estimated credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable. The Group evaluates the credit risk of its customers utilizing historical data and estimates of future performance.


C.       INVENTORIES


Inventories are stated at the lower of cost or net realizable value. Cost is calculated on the moving-average basis and includes all costs to acquire and other costs incurred in bringing the inventories to their present location and condition. The Group evaluates the net realizable value of its inventories on a regular basis and records a provision for loss to reduce the computed moving-average cost if it exceeds the net realizable value.


D.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.

When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The percentages applied are:

            Buildings and leasehold improvement                     4% - 9%
            Plant and machinery                                     9% - 18%
            Motor vehicles                                          18%
            Office equipment and furnishings                        18%

E.       FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including cash, receivables, accounts payable and accrued expenses and debt, approximates their fair value at April 30, 2004 and 2003 due to the relatively short-term nature of these instruments.

F.       CONSTRUCTION IN PROGRESS

Construction in progress represents buildings, machinery and other fixed assets under construction or installation, which is stated at cost less any impairment losses, and is not depreciated. Cost comprises the direct costs of purchase, construction and installation. Construction in progress is reclassified to the appropriate category of fixed assets when completed and ready for use. The management is of the opinion that no impairment loss is considered necessary at year-end.

G.       INCOME TAXES


Taxes are calculated in accordance with taxation principles currently effective in the PRC. The Group accounts for income taxes using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.


H.       GOVERNMENT SUBSIDIES

Subsidies from the government are recognized at their fair values when received or there is reasonable assurance that they will be received, and all attached conditions are complied with.

I.       RELATED PARTIES

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities.

J.       FOREIGN CURRENCY TRANSLATION

The Group maintains its books and accounting records in Renminbi ("RMB"), the PRC's currency, being the functional currency. Translation of amounts from RMB in United States dollars ("US$") has been made at the single rate of exchange of US$1.00:RMB8.30. No representation is made that RMB amounts could have been or could be, converted into US dollar at that rate.

On January 1, 1994, the PRC government introduced a single rate of exchange as quoted daily by the People's Bank of China (the "Unified Exchange Rate"). The quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with supplier's invoices, shipping documents and signed contracts.

K.       USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from those estimates.

L.       REVENUE RECOGNITION

In accordance with the provisions of Staff Accounting Bulletin No. 103, revenue is recognized when merchandise is shipped and title passes to the customer and collectibility is reasonably assured.

The Group does not always receive revenue for shipping and handling to customers. Shipping and handling expenses incurred by the Group amounted to $3,234 and $5,294 for the four months ended April 30, 2004 and 2003 respectively and are included in selling and administrative expenses in the accompanying consolidated statements of income.

M.       EMPLOYEES' BENEFITS


Mandatory contributions are made to the Government's health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the statement of income in the same period as the related salary cost.


N.       SEGMENTS

No business or geographical segment analysis is provided, as less than 10% of consolidated revenues and less than 10% of consolidated income from operations is attributable to business segment other than the vertically integrated business of aquaculture through processing and sales of farm-bred and ocean harvested aquatic products.



O.       COMPREHENSEICVE INCOME/(LOSS)

The Group has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income (loss) to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

P.       CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Group to significant concentrations of credit risk consist primarily of trade accounts receivable. The Group performs ongoing credit evaluations with respect to the financial condition of its creditors, but does not require collateral. In order to determine the value of the Group's accounts receivable, the Group records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable.

Q.       RECENT PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical

Corrections. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Restructuring Costs." SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company cannot restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.


In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of SFAS Statement No. 123, "Accounting for Stock Based Compensation" which provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.


In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.


In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.


SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this SFAS is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this SFAS are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This SFAS shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

In January 2003, and as revised in December 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" "Interpretation No. 46"), an interpretation of Accounting Research Bulletin ("ARB") No. 51", "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through another interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation No. 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation No. 46 to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.


In June 2003, the FASB issued an Exposure Draft for proposed SFAS entitled "Qualifying Special Purpose Entities ("QSPE") and Isolation of Transferred Assets", an amendment of SFAS No. 140 ("The Exposure Draft"). The Exposure Draft is a proposal that is subject to change and as such, is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS
140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obliged a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the special-purposes entity's obligation to beneficial interest holders.


Management does not expect these recent pronouncements to have a material impact on the Company's consolidated financial position or results of operations.


4. TRADE RECEIVABLE

The Group's trade receivable at April 30, 2004 and 2003 are summarized as follows:

                                                            2004         2003
                                                         ----------   ----------
Trade receivable                                         $4,721,411   $2,875,990
Less: Allowance for doubtful accounts                     2,353,047       15,663
                                                         ----------   ----------
                                                         $2,368,364   $2,860,327
                                                         ==========   ==========

The activity in the Group's allowance for doubtful accounts during the periods ended April 30, 2004 and 2003 is summarized as follows:

                                                            2004         2003
                                                         -----------------------
Balance at beginning of year                             $  829,716   $    4,211
Add: amounts provided during the year                     1,523,331       11,452
Less: amounts written off during the year                      --           --
                                                         -----------------------
Balance at end of year                                   $2,353,047   $   15,663
                                                         =======================


5. PROPERTY, PLANT AND EQUIPMENT

                                                            2004         2003
                                                         -----------------------

Cost :
Buildings and leasehold improvement                      $   61,254   $   61,254
Plant and machinery                                       3,038,046    3,022,994
Motor vehicles                                               65,493       65,493
Office equipment and furnishings                             48,793       44,696
                                                         -----------------------
                                                          3,213,586    3,194,437

Less Accumulated depreciation:
Buildings and leasehold improvement                          37,196       26,171
Plant and machinery                                         892,133      607,396
Motor vehicles                                               45,463       33,674
Office equipment and furnishings                             27,161       18,482
                                                         -----------------------
                                                          1,001,953      685,723
                                                         -----------------------
Property, plant and equipment, net                       $2,211,633   $2,508,714
                                                         =======================

Depreciation expenses relating to property, plant and equipment was $105,820 and $104,542 for the four months ended April 30, 2004 and 2003, respectively.


6.       INVENTORIES

                                                            2004         2003
                                                         -----------------------

Raw materials                                            $   44,588   $   34,319
Finished goods                                               34,939      290,336
                                                         -----------------------
Total Inventories                                        $   79,527   $  324,655
                                                         =======================




7.       PREPAYMENT

Prepayment represents advances to suppliers.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at April 30, 2004 and 2003 are summarized as follows:

                                                            2004         2003
                                                         -----------------------

Accounts payable                                         $   97,148   $   92,590
Accrued expenses                                          1,405,961    1,195,928
                                                         -----------------------
                                                         $1,503,109   $1,288,518
                                                         =======================

9. BANK LOANS

In April 2002, HQ entered into one year, renewable loans with a bank for $2,289,157 and $963,855. The loans bear interest at 6.372% per annum. In April 2003, the loans were renewed for $2,048,193 and $963,855. The loans bear interest at 6.588% per annum. The loans were secured by the pledge of certain fixed assets held by HQ.

In April 2004, the above loans expired and HQ had yet to repay. As of the date of this report, HQ is in negotiation with the banker to extend and expects to have the loans extended for not less than one year to April 2005.

In addition, in March 2003, HQ also entered into a one-year loan with another bank for $6,024,097. The loan is unsecured and bears interest at 4.779% per annum. The loan was fully repaid in January 2004.

The amount due on the loans at April 30, 2004 and 2003 was $3,012,048 and $9,036,145, respectively.

10. INCOME TAXES

HQ registered in the PRC is subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with the relevant income tax laws applicable to foreign enterprises. HQ was subject to a tax rate of 7.5% during 2003. HQ is entitled to a two-year tax holiday from 2001 commencing with the first profit-making year.

The reconciliation of the effective income tax rate of the Company to the statutory income tax rate in the PRC for the four months ended April 30, 2004 is as follows:

                Statutory tax rate                                    15.0%
                Tax holidays and concessions                         (7.5%)
                                                                ------------
                Effective tax rate                                     7.5%
                                                                ============


The Group's (loss)/income before income taxes was comprised of the following for the four months ended April 30, 2004 and 2003:

                                                          2004           2003
                                                      --------------------------

United States                                         $      --      $      --
PRC                                                    (2,788,462)     1,352,689
                                                      --------------------------
                                                      $(2,788,462)   $ 1,352,689
                                                      ==========================

Income taxes are calculated on a separate entity basis. There currently is no tax benefit or burden recorded for the United States.

The provisions for income taxes for each of the four months ended April 30, 2004 and 2003 are summarized as follows:

PRC only:                                                  2004          2003
                                                       -------------------------

Current                                                $      --     $    93,315
Deferred tax                                                22,725        22,725
                                                       -------------------------
                                                       $    22,725   $   116,040
                                                       =========================



                                      F-14
Tax (recoverable)/payable comprise the following:

                                                          2004           2003
                                                      -----------    -----------

Balance at beginning of 1st January                   $   (81,602)   $      --
Income tax provided for the period                           --           93,315
                                                      -----------    -----------
As at 30th April                                      $   (81,602)   $    93,315
                                                      ===========    ===========

Deferred tax assets comprise the following:

                                                          2004           2003
                                                      --------------------------

Balance at beginning of 1st January                   $ 1,426,334    $ 1,494,508
Deferred tax written off for the period                    22,725         22,725
                                                      --------------------------
Balance at end of 30th April                          $ 1,403,609    $ 1,471,783
                                                      ==========================


Deferred taxation is calculated under the liability method in respect of taxation effect arising from all timing differences, which are expected with reasonable probability to crystallize in the foreseeable future.

11. CONVERTIBLE NOTES

In December 2002, the Company entered into a subscription agreement, non-interest bearing, with an accredited investor, for the sale of a $255,422 principal amount of convertible notes, in a private placement, to assist with the financing of operations in PRC. The notes shall be repayable after 9 months of the agreement should the private placement be failed. In May 2004, a supplementary agreement was signed as the private placement was no longer being pursed. The notes are to be due in May 2005.


12. SHARE CAPITAL

                                                           2004          2003
                                                       -------------------------
Authorized :-
25,000,000 shares of $0.001 each
  (2003: 50,000 shares of $1 each)                     $    25,000   $    10,000
                                                       =========================

Issued and fully paid :-
25,000,000 shares of $ 0.001 each
  (2003: 1 share of $ 1 each)                          $    25,000   $         1
                                                       =========================


During March 2003, the Group effected a 100 to 1 forward split of its outstanding and existing shares of common stock, thus increasing the 49,999 shares of common stock outstanding at that time to 4,999,900 shares and increase the 1 share of existing share of common stock at that time to 100 shares.

In May 2003, 8,406 and 1,494 shares of $0.01 each were allotted at par and at a premium of $1,915,647, respectively, for cash to investors in order to broaden the company's capital base.


13.      RESERVES

The reserve funds are comprised of the following:

                                                           2004          2003
                                                       -------------------------

Statutory surplus reserve fund                         $   681,877   $   519,033
Public welfare fund                                    $   275,779   $   259,516
                                                       -------------------------
                                                       $   957,656   $   778,549
                                                       =========================

Pursuant to the relevant laws and regulations of Sino-foreign joint venture enterprises, the profits of the HQ, which are based on their PRC statutory financial statements, are available for distribution in the form of cash dividends after they have satisfied all the PRC tax liabilities, provided for losses in previous years, and made appropriations to reserve funds, as determined at the discretion of the board of directors in accordance with the PRC accounting standards and regulations.


As stipulated by the relevant laws and regulations for enterprises operating in the PRC, the Jade Profit's Sino-foreign joint ventures are required to make annual appropriations to two reserve funds, consisting of the statutory surplus and public welfare funds. In accordance with the relevant PRC regulations and the articles of association of the respective companies, the companies are required to allocate a certain percentage of their profits after taxation, as determined in accordance with the PRC accounting standards applicable to the companies, to the statutory surplus reserve until such reserve reaches 50% of the registered capital of the companies.

Net income as reported in the US GAAP financial statements differs from that as reported in the PRC statutory financial statements. In accordance with the relevant laws and regulations in the PRC, the profits available for distribution are based on the statutory financial statements. If HQ has foreign currency available after meeting its operational needs, HQ may make its profit distributions in foreign currency to the extent foreign currency is available. Otherwise, it is necessary to obtain approval and convert such distributions at an authorized bank.

14. SIGNIFICANT CONCENTRATION

The Group grants credit to its customers, generally on an open account basis. HQ's five largest customers accounted for 100.0% of the consolidated sales in 2004, in which all customers are in excess of 10% of consolidated sales, with 38.0%, 20.6%, 20.1%, 10.8% and 10.5% of consolidated sales, or an aggregate of 100% of consolidated sales.

At April 30, 2004, approximately 5% of trade receivables were from trade transactions with the aforementioned five customers.

15. RELATED PARTY TRANSACTIONS

The Group sold goods to a related company, Hainan Jiahua Marine Bioproducts Company Limited, amounting to $0 and $51,743 for the four months ended April 30, 2004 and 2003, respectively. These transactions were consummated under similar terms as those with the Group's customers. Trade receivable from the related company was nil at April 30, 2004 and 2003.

The above related company is a company incorporated in the PRC, of which certain directors can execute significant influence in HQSM and HQ.

16.      WARRANTIES

The Group did not incur any warranty costs in for the four months ended April 30, 2004 and 2003.

17. COMMITMENTS AND CONTINGENCIES

A.       CAPITAL COMMITMENTS


As of April 30, 2004 HQ has no significant capital commitments required for disclosure.


B.       LEGAL PROCEEDINGS

The Group is not currently a party to any threatened or pending legal proceedings.

18. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Group faces a number of risks and challenges since its operations are in the PRC. The Group's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. The Group's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

19. SUBSEQUENT EVENTS

In April of 2004, the Board of Directors of Process Equipment, Inc. and a majority of the stockholders approved a name change and change of domicile of that company to Delaware via a merger with the newly formed wholly-owned Delaware subsidiary, HQSM. The name change, change of domicile and merger became effective on May 19, 2004, with HQSM being the surviving entity in the merger and acquiring all the assets and liabilities of Process Equipment, Inc.

On June 15, 2004, the company signed a non-binding letter of intent to acquire a California based processor of seafood products. The purchase price of the potential acquisition requires a combination of cash and common stock of approximately $6.6 million.

     ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

         As disclosed in our Current Report on Form 8-K filed May 18, 2004, in view of the merger among Process Equipment, Inc., Process Equipment Acquisition Corporation and Jade, as more fully described in the Registrant's Form 8-K filed on March 17, 2004, and Process Equipment, Inc.'s newly acquired subsidiary's operations in China, the Board of Directors believed that a firm with more international auditing experience should be engaged to perform work for the company. As a result, the Board of Directors approved the engagement of Rotenberg & Co., LLP ("Rotenberg") as the principal accountant to audit our financial statements, effective May 12, 2004, to replace Baum & Company, P.A. ("Baum"). No audit committee exists other than the members of the Board of Directors.

         The principal accountant's report of Baum on our financial statements for either of the past two years did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to the uncertainty, audit scope, or accounting principles.

         During our two most recent fiscal years and any subsequent interim period through the date of the principal accountant's resignation on May 12, 2004, there were no disagreements with the former accountant, Baum, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

         We provided Baum with a copy of the statements made above and requested Baum to furnish a letter addressed to the Securities and Exchange Commission stating whether or not Baum agrees with the statements and, if not, stating the respects in which it does not agree. A copy of this letter, dated May 18, 2004, is filed as an exhibit to the Form 8-K filed May 18, 2004.

         We have not consulted with Rotenberg, our new principal independent accountant, during the last two years or subsequent interim period up to and including the date we engaged Rotenberg on either the application of accounting principles or type of opinion Rotenberg might issue on our financial statements.



Item 8A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

         As of the end of the period covered by this report (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President, and our Acting Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, our Chief Executive Officer and our Acting Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective under Rule 13a-15.

         Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)      Changes in Internal Controls.

         There were no changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.


                                    PART III


ITEM 9 DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE
WITH SECTION 16 (A) OF THE EXCHANGE ACT


         Directors And Executive Officers

         The following table sets forth the names and ages of our current directors and executive officers, their principal offices and positions and the date each such person became our director or executive officer. The executive officers are all full time employees of HQSM.

         The directors and executive officers of HQSM are as follows:

    NAME               AGE    POSITION                                    DATEE OF APPOINTMENT
---------------        ---    -----------------------------------------   ---------------------------
Lillian Wang Li         47    Director/Chairman of Board of               March 25, 2004 as director;
                              Directors//Acting Chief Financial           April 13, 2004 as executive
                              Officer/Secretary                           officer
Harry Wang Hua          41    Director/Chief Operating Officer            March 25, 2004
Norbert Sporns          50    Director/Chief Executive Officer/President  March 25, 2004
Jacques Vallee          52    Director                                    June 15, 2004
Fred Bild               67    Director                                    June 15, 2004
Jean-Pierre Dallaire    55    Financial Controller                        April 13, 2004
He Jian Bo              37    Manager Finance Dept.                       April 13, 2004
Liam Haniffy            37    Sales and Quality Production Manager        April 13, 2004
Wang Fu Hai             60    Chief Production Controller                 April 13, 2004


         Our directors are generally elected until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier resignation or removal. We have recently appointed Fred Bild and Jacques Vallee as independent non-executive directors, effective as of June 15, 2004, pursuant to Independent Non-Executive Director Agreements we entered into with each of them. In consideration for their services, we agreed to pay each of Bild and Vallee an annual salary of $15,000 and an annual bonus of not less than $15,000 payable in shares of our common stock.

         Our officers are generally elected annually by the board of directors and hold office for a term of one year and until a successor is elected and qualified, or until their earlier resignation or removal. All officers identified above serve at the discretion of our board of directors.

Family Relationships

         Lillian Wang Li and Harry Wang Hua are brother and sister and Ms. Wang is married to Norbert Sporns.

         Set forth below are the brief descriptions of the background and experience of each of our officers and directors:

         Lillian Wang Li - Chairman of Board of Directors, Acting Chief Financial Officer and Secretary

         Lillian Wang Li, age 47, is one of the founders of HQSM and is the chairman of our board of directors. She is responsible for the general administration, strategic planning and financial management of HQSM. Ms. Wang graduated from the Beijing University majoring in European and Chinese Literature and holds a certificate in business administration from Concordia University, Canada. She has over twenty-five years experience in management of China and Canadian businesses, particularly with respect to financial matters.

Harry Wang Hua - Director and Chief Operating Officer

         Harry Wang Hua, age 41, is one of the founders of HQSM, and is our director and chief operating officer. He is responsible for the establishment of the production facilities and their operation in HQSM. He attended the Beijing Industrial University majoring in civil engineering. Mr. Wang has over fifteen years' experience in managing startup companies in China and in Canada and in training middle managers in China to Western standards.

Norbert Sporns - Director, Chief Executive Officer and President

         Norbert Sporns, age 50, is one of the founders of HQSM, and is our director, chief executive officer and president. He has extensive experience in project development and investment consultancy. He graduated from the University of British Columbia, Canada, majoring in Philosophy. He also holds a Bachelor of Civil Law degree and a Bachelor of English Common Law degree from McGill University and a Certificate of Tax Law, a Certificate in Condominium Law and a Diploma of Notarial Law from the University of Montreal. Mr. Sporns joined HQSM in 1997.

Jacques Vallee -Director

         Jacques Vallee, age 52, is our independent non-executive director. He is currently in charge of Business Development and Financing with the Altitude Consulting Group. In addition to an M.B.A. from the University of Sherbrooke and an advanced Certificate in Business Administration from the Univerisite de Quebec a Trois Rivieres, Mr. Vallee also holds a post-graduate level Advertising Management Diploma from the Ecole des Hautes Etudes Commerciales, France. He has over 30 years of management experience at such notable Canadian institutions as the Bank of Montreal, La Federation des Caisses Populaires Desjardins de Richelieu-Yamaska, Le Fonds de Solidarite des Travailleurs du Quebec and Altitude Consulting Group. While Mr. Vallee was an executive officer of Les Controles Sixtronic Inc., that company became involved in a bankruptcy proceeding in 2000.

Fred Bild - Director

         Fred Bild, age 67, is currently Visiting Professor at the University of Montreal's Centre of East Asian Studies and is a private consultant on political and economic relations with China and East Asia. Professor Bild received a B.A. in Philosophy and Sociology from Sir George Williams University, a Diploma in International Law from University College, London, and a Diplome de Stage from the Ecole National d'Administration in Paris. Over the past nearly forty years, Mr. Bild has served the Canadian Embassy in various functions including Cultural Attache (Tokyo), Economic Counsel and Deputy Chief (Paris) and Ambassador to Thailand and China.

Jean-Pierre Dallaire - Financial Controller

         Jean-Pierre Dallaire, age 55, is the financial controller of HQSM. He has experience with Canada's largest engineering company where he was responsible for cash flow projections and project financial supervision. He holds a Master degree in Administration (Accounting) from the University of Sherbrooke, Canada. He joined HQSM in 2000.

He Jian Bo - Manager Finance Department

         He Jian Bo, age 37, is the manager of the finance department of HQSM. He holds a Bachelor's and a Master degree in Economics from the Southwestern University of Finance and Economics, the PRC. He joined HQSM in 1999.

Liam Haniffy - Sales and Quality Product Manager

         Liam Haniffy, age 37, is the international sales and quality production manager of HQSM. He holds a bachelor's degree in business administration from the University of Gonzaga, U.S.A. and a certificate in fisheries (processing and preservation techniques) from Dalhousie University, Canada. He joined HQSM in 2001.


Wang Fu Hai - Director and Chief Accounting and Finance Officer

         Wang Fu Hai, age 60, is the Chief Production Controller and Engineer of
HQSM.  He  graduated  from Post  College in 1966.  He was the manager of Project
Department Hainan Jiahua Ocean Organism Co., Ltd. He has solid experience in production coordination and control. He joined HQSM in 1997.


         Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of a required class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of our company.
Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

         To our  knowledge,  based upon a review of the  copies of such  reports furnished to us and based upon  written  representations  that no other  reports
were  required,  all  Section  16(a)  filing  requirements   applicable  to  our
officers',  directors and greater than 10% beneficial  owners were complied with during the fiscal tear ended April 30, 2004 and subsequently.


         Code of Ethics

         In July  2004,  our board of  directors  adopted a code of ethics  that applies to all of our officers and employees,  including our principal executive
officer,   principal  financial  officer,   principal   accounting  officer  and
controller. The code of ethics will establish standards and guidelines to assist our  directors,  officers and  employees in  complying  with both our  corporate policies and with the law. It has been posted at our website: WWW.HQFISH.COM.


ITEM 10 EXECUTIVE COMPENSATION

         The following table sets forth certain information concerning the compensation paid to our chief executive officer and our two other most highly compensated executive officers who earned at least $100,000 during the periods described below:

Name and
Principal Position              Annual Compensation                               Long-Term Compensation
------------------  ----------------------------------------   ------------------------------------------------------------
                                                                            Awards                         Payouts

                                                                 Annual   Quarterly
                                                                 Stock      Stock                                    All Other
                                                                Options    Options                        LTIP Pay      Com-
                    Year(1)   Salary(2)    Bonus(2)    Other   (2) (3)     (2) (3)     Exercise Price    -outs ($)   pensation
                    -------   ---------    --------    -----   --------   ---------  -----------------   ---------   ---------
Harry Wang,         2001      $0           $0           $0                                               $0          $0
Chief Operating     2002      $0           $0           $0                                               $0          $0
Officer             2003      $0           $0           $0                                               $0          $0
                    2004      $100,000     $100,000             20%       5%         fair market value   $0          $0



Lillian Wang Li,    2001      $0           $0           $0                                               $0          $0
Chairman of the     2002      $0           $0           $0                                               $0          $0
Board/Acting        2003      $0           $0           $0                                               $0          $0
Chief Financial     2004      $150,000     $100,000     $0      20%       5%         fair market value   $0          $0
Officer/
Secretary

Norbert Sporns,     2001      0            $0           $0                                               $0          $0
Chief Executive     2002      $0           $0           $0                                               $0          $0
Officer/ President  2003      $0           $0           $0                                               $0          $0
                    2004      $100,000     $50,000      $0      20%       5%         fair market value   $0          $0


(1) During the years 2001, 2002 and 2003 and until our merger with Process Equipment in 2004, which is described elsewhere in this annual report, all of the persons named in this table were employed by the Chinese Joint Venture Hainan Quebec Ocean Fishing Co., Ltd., a predecessor of Jade.
(2) For more information about the employment agreements we entered into with Mr. Wang, Mr. Sporns and Ms. Wang Li, please see "Management-- Employment Agreements."
(3) The percentage stated is of the fully diluted shares of our voting common stock made available under our 2004 Stock Incentive Plan, at the time of the grant.

         Director Compensation

         Unless otherwise restricted by the certificate of incorporation, our members of board of directors have the authority to fix the compensation of directors. The directors may be paid their expenses, if any, of attendance at each meeting of the board of directors and may be paid a fixed sum for attendance at each meeting of the board of directors or a stated salary as director. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefor. Members of special or standing committees may be allowed like compensation for attending committee meetings.

         Please also refer to the above description of our compensation arrangements with each of our two non-executive independent directors under "--Directors and Executive Officers."


         Audit Committee Financial Expert

         As stated above, we recently appointed two independent non-executive directors to our board of directors. We consider one of our independent directors, Mr. Vallee, to be an audit committee financial expert within the meaning of the applicable Securities and Exchange Commission rules and regulations.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.


(a) and (b) Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding beneficial ownership of common stock as of May 28, 2004, and after giving effect to our recent merger described elsewhere in this annual report, by:

         each person known to us to own beneficially more than 5%, in the aggregate, of the outstanding shares of our common stock;


         o        each director;

         o each of our chief executive officer and our other two most highly compensated executive officers; and

         o        all executive officers and directors as a group.

The number of shares beneficially owned and the percent of shares outstanding are based on 63,809,437 shares outstanding as of May 28, 2004. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise noted below, the address of each of the shareholders in the table is c/o HQ Sustainable Maritime Industries, Inc., Wall Street Center, 14 Wall
Street, 20th Floor, New York, New York 10005.

                                              Shares of Common Stock Beneficially Owned
Beneficial Owner                                  Number                     Percent
Barron Partners LP                                6,660,000(1)               10.44%

Norbert Sporns                                    9,885,422(2)               15.49%

Lillian Wang                                      10,297,314(2)              16.14%

Harry Wang                                        21,006,522(2)              32.92%

Jacques Vallee                                    --(3)                      --

Fred Bild                                         --(3)                      --

All such directors and executive officers as a    41,189,258                 64.55%
group (10 persons)


(1) Consists of 3,700,000 shares of our common stock that are currently owned beneficially; 1,480,000 shares of common stock underlying a Class C common stock purchase warrant that may be exercised within 60 days; and 1,480,000 shares of common stock underlying a Class D common stock purchase warrant that may be exercised within 60 days. Barron Partners LP's address is to the attention of Andrew Barron Worden, Managing Partner, 730 Fifth Avenue, 9th Floor, New York, NY 10019.
(2) Beneficially owns the shares indicated, which are owned of record by Red Coral Group Limited. Each of Mr. Sporns, Ms. Wang and Mr. Wang own, respectively, 24%, 51% and 25% of the issued capital of Red Coral and share voting and investment power over the shares held by Red Coral.
(3) Please see "Management--Directors and Executive Officers" regarding future option awards we plan to be granting to these independent directors.

(c)      No Change of Control Arrangements

         We know of no plans or arrangements that will result in a change of control at our company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.


         The Group sold goods to a related company, Hainan Jiahua Marine Bioproducts Company Limited, amounting to $0 and $51,743 for the four months end April 30, 2004 and 2003, respectively. These transactions were consummated under similar terms as those with the Group's customers. Trade receivable from the related company was nil at April 30, 2004 and 2003. Some of its directors are also directors of Jade and Hainan Quebec. The above transactions we consummated under terms similar to those we extend to our third party customers.

         In addition, as stated in the Current Form 8-K filed on March 17, 2004, Jade is the parent and management company that owns 84.42% of Hainan Quebec. Lillian Li Wang , who owns 21.27% of Jade and Norbert Sporns, who owns 20.41% of Jade are husband and wife. Lillian Li Wang and Harry Wang Hua, who owns 43.38% of Jade, are brother and sister, and Wang Fu Hai, one of our executive officers, is their uncle. Their father, who does not own any shares of Jade, indirectly owns 14.02% in Hainan Quebec. The remaining minority equity interest in Hainan Quebec is owned by an unrelated party residing in the PRC.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits Pursuant to Item 601 of Regulation S-B:

Exhibit Number    Title
--------------    -----

2 Agreement and Plan of Merger, dated as of March 17, 2004, by and among Process Equipment, Inc., Process Equipment Acquisition Corporation and Jade Profit Investment Limited (incorporated by reference to the Report on Form 14-C of Process Equipment, Inc. (Commission File No. 0-18980), filed with the Commission on April 28, 2004).

3.1 Certificate of Incorporation of HQ Sustainable Maritime Industries, Inc., as amended (incorporated by reference to the Report on Form 14-C of Process Equipment, Inc. (Commission File No. 0-18980), filed with the Commission on April 28,
                  2004).

3.2               Bylaws   of   HQ   Sustainable   Maritime   Industries,   Inc.
                  (incorporated by reference to the Report on Form 14-C of Process Equipment, Inc. (Commission File No. 0-18980), filed with the Commission on April 28, 2004).

4                 Process   Equipment,    Inc.   2003   Stock   Incentive   Plan
                  (incorporated by reference to the Report on Form 14-C of Process Equipment, Inc. (Commission File No. 0-18980), filed with the Commission on April 28, 2004).

16 Letter, dated May 18, 2004 from Baum & Company, P.A., the Registrant's former principal accountants, to the Securities and Exchange Commission pursuant to Item 304(a)(3) of Regulation S-B (incorporated by reference to the Report on Form 8-K of Process Equipment, Inc. (Commission File No. 0-18980), filed with the Commission on May 18, 2004).

21                Subsidiaries of the Registrant

23.1              Consent of Rotenberg & Co., L.L.P.

31.1 Certification of Norbert Sporns, Chief Executive Officer of HQ Sustainable Maritime Industries, Inc. pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2 Certification of Lillian Wang, Chief Financial Officer of HQ Sustainable Maritime Industries, Inc. pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.1 Certification of Chief Executive Officer of HQ Sustainable Maritime Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Norbert Sporns.

31.2 Certification of Chief Financial Officer of HQ Sustainable Maritime Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Lillian Wang.

(b)      Reports on Form 8-K.

         The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

(1)      Current report on Form 8-K filed with the Commission on March 17, 2003

         In this report, we disclosed the principal terms of the March 14, 2004 Agreement and Plan of Merger pursuant to which Process Equipment, Inc., through its wholly-owned subsidiary, Process Equipment Acquisition Corporation, acquired Jade Profit Investment Limited, and 84.42% ownership in its subsidiary Hainan Quebec in exchange for shares of Process Equipment, Inc.'s common stock and warrants to acquire additional shares of common stock. Principal terms of the Agreement and Plan of Merger were also set forth, as well as description of the business of Process Equipment, Inc. and Jade Profit Investment Limited. In addition, a change in our fiscal year from April 30 to December 31 was announced.

(2)      Current report on Form 8-K filed with the Commission on April 2, 2004

         This report disclosed consummation of the transaction on March 25, 2004, pursuant to above Agreement and Plan of Merger, which was first announced in the Form 8-K filed on March 17, 2003. Pursuant to the consummation of the Agreement and Plan of Merger, Process Equipment Acquisition Corporation merged with and into Jade Profit Investment Limited. The separate existence of Process Equipment Acquisition Corporation ceased and Jade Profit Investment Limited became a wholly owned subsidiary of Process Equipment, Inc. The share conversion and exchange ratio was also set forth in that report.




ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES



(a)      Audit Fees

         Our principal accountant, Rotenberg & Co., LLP, billed us aggregate fees in the amount of approximately $ 110,000 for the fiscal years ended April 30, 2004 and 2003. These amounts were billed for professional services that Rotenberg provided for the audit of our annual financial statements, review of the financial statements included in our Form 8-K filed earlier this year, review of our securities offerings and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

(b)      Audit-Related Fees

         Rotenberg billed us aggregate fees in the amount of approximately $ 0 for the fiscal years ended April 30, 2004 and 2003, and for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements.

(c)      Tax Fees

         Rotenberg billed us aggregate fees in the amount of approximately $ 0 for the fiscal years ended April 30, 2004 and 2003, and for tax compliance, tax advice, and tax planning.

(d)      All Other Fees

         Rotenberg billed us aggregate fees in the amount of approximately $ 0 for the fiscal years ended April 30, 2004 and 2003, and for all other fees.

(e)      Audit Committee's Pre-Approval

         Section 10A(i) of the Securities Exchange Act prohibits our auditors from performing audit services for us as well as any services not considered to be "audit services" unless such services are pre-approved by the audit committee of the board of directors, or unless the services meet certain de minimis standards. In the fiscal years ended April 30, 2004 and 2003, Rotenberg has not performed for us any services not considered to be "audit services."

         The percentage of the fees for audit, audit-related, tax and other services were as set forth in the following table:


                                   Percentage of total fees paid to Rotenberg
                                ------------------------------------------------
                                Fiscal Year 2003         Fiscal Year 2004
                                ----------------------   -----------------------
Audit fees                      100%                     0%
Audit-related fees              0%                       0%
Tax fees                        0%                       0%
All other fees                  0%                       0%


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 HQ SUSTAINABLE MARITIME  TECHNOLOGIES, INC.


                                 By:    /s/ Norbert Sporns
                                    --------------------------------------------
                                    Name: Norbert Sporns
                                    Title: Chief Executive Officer and President

                                 Date: July 29, 2004


In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURE              TITLE                                             DATE
---------              -----                                             ----


---------------------  Chief Executive Officer, President and Director   July 29, 2004
/s/ Norbert Sporns     (Principal Executive Officer)
Norbert Sporns


---------------------  Chairman of the Board of Directors and            July 29, 2004
/s/ Lillian Wang       Acting Chief Financial Officer
Lillian Wang           (Principal Financial and Accounting Officer)


/s/ Harry Wang         Chief Operating Officer and Director              July 29, 2004
---------------------
Harry Wang


/s/ Jacque Vallee      Director                                          July 29, 2004
---------------------
Jacque Vallee


/s/ Fred Bild          Director                                          July 29, 2004
---------------------
Fred Bild


                                  EXHIBIT INDEX
                    HQ SUSTAINABLE MARITIME INDUSTRIES, INC.

         The following exhibits are included as part of this Annual Report.

Exhibit No.       Description
-----------       -----------

2 Agreement and Plan of Merger, dated as of March 17, 2004, by and among Process Equipment, Inc., Process Equipment Acquisition Corporation and Jade Profit Investment Limited (incorporated by reference to the Report on Form 14-C of Process Equipment, Inc. (Commission File No. 0-18980), filed with the Commission on April 28, 2004).

3.1 Certificate of Incorporation of HQ Sustainable Maritime Industries, Inc., as amended (incorporated by reference to the Report on Form 14-C of Process Equipment, Inc. (Commission File No. 0-18980), filed with the Commission on April 28,
                  2004).

3.2               Bylaws   of   HQ   Sustainable   Maritime   Industries,   Inc.
                  (incorporated by reference to the Report on Form 14-C of Process Equipment, Inc. (Commission File No. 0-18980), filed with the Commission on April 28, 2004).

4                 Process   Equipment,    Inc.   2003   Stock   Incentive   Plan
                  (incorporated by reference to the Report on Form 14-C of Process Equipment, Inc. (Commission File No. 0-18980), filed with the Commission on April 28, 2004).

16 Letter, dated May 18, 2004 from Baum & Company, P.A., the Registrant's former principal accountants, to the Securities and Exchange Commission pursuant to Item 304(a)(3) of Regulation S-B (incorporated by reference to the Report on Form 8-K of Process Equipment, Inc. (Commission File No. 0-18980), filed with the Commission on May 18, 2004).

21                Subsidiaries of the Registrant

23.1              Consent of Rotenberg & Co., L.L.P.

31.1 Certification of Norbert Sporns, Chief Executive Officer of HQ Sustainable Maritime Industries, Inc. pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2 Certification of Lillian Wang, Chief Financial Officer of HQ Sustainable Maritime Industries, Inc. pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1 Certification of Chief Executive Officer of HQ Sustainable Maritime Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Norbert Sporns.

32.2 Certification of Chief Financial Officer of HQ Sustainable Maritime Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Lillian Wang.