Form 10QSB
period 2004-06-30
HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
filed 2004-08-13
CIK 857073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                   FORM 10-QSB
(MARK ONE)

[ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended _______________

[X]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                    For the transition period from May 1, 2004 to June 30, 2004. Commission file number 0-18980.



                    HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
                 (Name of Small Business Issuer in Its Charter)

Delaware                                                              62-1407522
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation ororganization)


    Wall Street Center, 14 Wall Street, 20th Floor, New York, New York 10005
                    (Address of principal executive offices)

                                 (212) 618-1712
                (Issuer's telephone number, including area code)

                             Process Equipment, Inc.
                                  (Former name)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X]       No [ ]

         State the number of shares outstanding of each of the issuer's classes of equity securities, as of the latest practicable date: 63,809,437 shares of Common Stock, $0.001 par value per share, outstanding as of August 11, 2004.

         Transitional Small Business Disclosure Format (check one):

         Yes [ ]       No [X]

                        --------------------------------
                                TABLE OF CONTENTS
                        --------------------------------
                                                                    Page Numbers
                                                                    ------------

PART I - FINANCIAL INFORMATION

Item  1. Financial Statements.
           Condensed Consolidated Balance Sheets                               2
           Condensed Consolidated Statements of Income (Loss)                  4
           Condensed Consolidated Statements of Cash Flows                     5
           Notes to Condensed Consolidated Financial Statements              6-8
Item  2. Management Discussions & Analysis of Financial Condition and          9
           Results of Operations.
Item 3.  Controls and Procedures                                              14

PART II - OTHER INFORMATION

Item  1. Legal Proceedings                                                    15
Item  2. Changes in Securities                                                15
Item  3. Defaults Upon Senior Securities                                      15
Item  4. Submission of Matters to a Vote of Security Holders                  15
Item  5  Other Information                                                    16
Item  6. Exhibits and Reports on Form 8-K                                     16


                    HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
                     (INCORPORATED IN THE STATE OF DELAWARE)
                   (FORMERLY KNOWN AS PROCESS EQUIPMENT, INC.)
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------


                                                        June 30, 2004   April 30, 2004
                                                       --------------   --------------
CURRENT ASSETS
     Cash and cash equivalents                         $    6,257,807   $    5,854,623
     Trade receivables, net of provisions                   1,410,964        2,368,364
     Inventory                                                237,172           79,527
     Prepayments                                               37,573           45,052
     Due from related parties, net of provisions              471,720          188,802
     Due from directors                                        44,515           42,613
     Tax recoverable                                           81,602           81,602
                                                       --------------   --------------
TOTAL CURRENT ASSETS                                        8,541,353        8,660,583
                                                       --------------   --------------

OTHER ASSETS
     Deferred taxes                                         1,392,247        1,403,609
                                                       --------------   --------------

PROPERTY, PLANT AND EQUIPMENT,
     NET                                                    5,942,576        2,211,633
                                                       --------------   --------------

CONSTRUCTION IN PROGRESS, NET                                    --          3,378,990

VESSELS HELD FOR SALE                                            --               --
                                                       --------------   --------------

TOTAL ASSETS                                           $   15,876,176   $   15,654,815
                                                       ==============   ==============













The accompanying notes are an integral part of the consolidated financial statements.


                    HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
                     (INCORPORATED IN THE STATE OF DELAWARE)
                   (FORMERLY KNOWN AS PROCESS EQUIPMENT, INC.)
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


                                                   June 30, 2004    April 30, 2004
                                                  --------------    --------------
CURRENT LIABILITIES
     Accounts payable and accrued expenses        $    1,707,142    $    1,503,109
     Deposit received from customers                       4,215            37,452
     Bank loans                                        2,771,084         3,012,048
     Due to directors                                      1,763              --
     Convertible notes                                   255,422           255,422
     Subscription received                                  --           1,848,410
                                                  --------------    --------------
TOTAL CURRENT LIABILITIES                              4,739,626         6,656,441
                                                  --------------    --------------

LONG-TERM LIABILITIES                                       --                --
                                                  --------------    --------------

TOTAL LIABILITIES                                      4,739,626         6,656,441

MINORITY INTEREST                                       (438,657)         (397,910)

SHAREHOLDERS' EQUITY
     Share capital                                        63,809            25,000
     Additional paid-in capital                       15,610,715        13,121,114
     Reserves                                            957,656           957,656
     Accumulated losses                               (5,056,973)       (4,707,486)
                                                  --------------    --------------

TOTAL SHAREHOLDERS' EQUITY                            11,575,207         9,396,284
                                                  --------------    --------------

TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                         $   15,876,176    $   15,654,815
                                                  ==============    ==============








The accompanying notes are an integral part of the consolidated financial statements.


                    HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
                     (INCORPORATED IN THE STATE OF DELAWARE)
                   (FORMERLY KNOWN AS PROCESS EQUIPMENT, INC.)
                           STATEMENTS OF INCOME (LOSS)
                 FOR THE TWO MONTHS ENDED JUNE 30, 2004 AND 2003


                                   Two months ended June 30        Six months ended June 30

                                     2004            2003            2004            2003
                                 ------------    ------------    ------------    ------------
SALES                            $    293,064    $  4,329,816    $    702,292    $ 10,196,913

COST OF SALES                         303,126       2,907,130         748,362       6,844,190
                                 ------------    ------------    ------------    ------------

GROSS PROFIT/(LOSS)                   (10,062)      1,422,686         (46,070)      3,352,723

SELLING AND DISTRIBUTION
     EXPENSES                          43,478          75,581          96,201         169,948

GENERAL AND ADMINISTRATIVE
     EXPENSES                         209,338         108,522       1,370,004         144,558

DEPRECIATION                           52,858          52,318         158,678         156,860

PROVISON FOR BAD AND
     DOUBTFUL DEBTS                      --           531,393       1,523,331         542,845
                                 ------------    ------------    ------------    ------------

INCOME/(LOSS) FROM
     OPERATIONS                      (315,736)        654,872      (3,194,284)      2,338,512

FINANCE COSTS
                                       36,849          67,890          43,625         155,241

OTHER INCOME                          (14,103)           (215)       (253,669)        (25,365)


OTHER EXPENSES                         40,391          50,720         183,095         319,470
                                 ------------    ------------    ------------    ------------

INCOME/(LOSS) BEFORE INCOME
     TAXES                           (378,873)        536,477      (3,167,335)      1,889,166

INCOME TAXES
     CURRENT                             --            72,246            --           165,561

     DEFERRED                          11,362          11,362          34,087          34,087
                                 ------------    ------------    ------------    ------------

NET INCOME/(LOSS) BEFORE
     MINORITY INTEREST               (390,235)        452,869      (3,201,422)      1,689,518

MINORITY INTEREST                      40,747        (136,343)        337,944        (311,823)
                                 ------------    ------------    ------------    ------------

NET INCOME/(LOSS) ATTRIBUTABLE
     TO SHAREHOLDERS             $   (349,488)   $    316,526    $ (2,863,478)   $  1,377,695
                                 ============    ============    ============    ============

NET INCOME/(LOSS) PER SHARE
     BASIS AND DILUTE            $         01    $         32    $        .09    $        138
                                 ============    ============    ============    ============

WEIGHTED AVERAGE COMMON
     SHARE OUTSTANDING             45,995,269          10,000      32,076,876          10,000
                                 ============    ============    ============    ============


The accompanying notes are an integral part of the consolidated financial statements.


                    HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
                     (INCORPORATED IN THE STATE OF DELAWARE)
                   (FORMERLY KNOWN AS PROCESS EQUIPMENT, INC.)
                             STATEMENTS OF CASH FLOW


                                                              Two months ended June 30,
                                                                2004            2003
                                                            ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES :
  Net (loss)/income                                         $   (390,235)   $    452,869

  Adjustments to reconcile net income to net
       Cash provided by operating activities:
       Provision for doubtful account                               --           531,393
       Depreciation                                               52,858          52,318
      (Increase)/decrease in assets:
       Inventory                                                (157,645)         65,418
       Trade receivables, net of provisions                      957,400      (2,062,363)
       Prepayment                                                  7,479         295,858
       Deferred taxes                                             11,362          11,362
  Increase/(decrease) in liabilities :
       Accounts payables and accrued expenses                    204,033         (35,241)
       Deposit received from customers                           (33,237)        (26,758)
       Taxes payable                                                --            39,134
                                                            ------------    ------------
Net cash provided by/(used in) operating activities              652,015        (676,010)
                                                            ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES :
      Acquisition of property, plant and equipment              (404,811)         (1,621)
      Additions to construction in progress                         --        (1,108,982)
                                                            ------------    ------------
Net cash used in investing activities                           (404,811)     (1,110,603)
                                                            ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES :
      Proceeds from common stock                                 680,000       1,915,746
       Due to directors                                            1,764          69,595
       Due from related parties, net of provisions              (282,918)       (356,956)
       Due from directors                                         (1,902)         (1,241)
      Repayment of bank loans                                   (240,964)           --
                                                            ------------    ------------
      Net cash (used in)/provided by financing activities        155,980       1,627,144
                                                            ------------    ------------

                                                            ------------    ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                          403,184        (159,469)
                                                            ------------    ------------
Cash and cash equivalents, beginning of period                 5,854,623      11,937,510
                                                            ------------    ------------

Cash and cash equivalents, end of period                       6,257,807      11,778,041
                                                            ============    ============

SUPPLEMENTARY CASH FLOWS DISCLOSURES
      Interest paid                                         $     43,933    $     75,754
                                                            ============    ============
      Taxes paid                                            $       --      $       --
                                                            ============    ============


The accompanying notes are an integral part of the consolidated financial statements.

                     HQ SUSTAINABLE MARTIME INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                  June 30, 2004
                   ------------------------------------------


NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of HQ Sustainable Maritime Industries, Inc. (the Company) (formerly Process Equipment, Inc.) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The condensed consolidated balance sheet information as of June 30, 2004 was derived from the audited consolidated financial statements included in the Company's Annual Report Form 10-KSB. These interim financial statements should be read in conjunction with that report.

NOTE 2 - NATURE OF COMPANY


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


HQSM's principal executive office is located at Wall Street Center, 14 Wall Street, 20th Floor, New York, New York 10005, and its telephone number is (212) 618-1712.

The Company is principally engaged in the vertically integrated business of aquaculture through co-operative supply agreements and processing and sales of farm-bred and aquatic products.


NOTE 3 - USE OF ESTIMATES

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

NOTE 4 - EARNING PER SHARE

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses and debt, approximates their fair value at June 30, 2004 and December 31, 2003 due to the relatively short-term nature of these instruments.

NOTE 6 - FOREIGN CURRENCY CONVERSION

The Company's financial information is presented in US dollars. People's Republic of China currency (Reminbi dollars) has been converted into US dollars at the exchange rate of 8.3 to 1.

NOTE 7 - INCOME TAXES

Taxes are calculated in accordance with taxation rates currently effective in the PRC. The Company accounts for income taxes using the liability method.
Deferred  tax  assets  and   liabilities  are  recognized  for  the  future  tax
consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

No provision for PRC profits tax has been made as Hainan Quebec did not have any assessable profits for the two and six months ended June 30, 2004. (2003: 72,246 for 2 months, 165,561 for 6 months)


NOTE 8 - SUBSEQUENT EVENTS

Pending final approval by the proper Chinese authorities, the Company, pursuant to a resolution of its Board of directors, purchased all of the remaining issued and outstanding common shares (corresponding to 15.58%) of Hainan Quebec Ocean Fishing Co. Ltd, bringing the participation in this subsidiary to 100%. Based on an independent valuation by Vigers Appraisal & Consulting Limited, subject to the final approval of the relevant government agencies in China and of the Company's board of directors, the purchase price of $5.7 million will be fully paid by the Company in cash, at closing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this report, "we", "us", "our", "HQSM", "our company" or the "Company" refers to HQ Sustainable Maritime Industries, Inc. and all of its subsidiaries and affiliated companies.

About Our Company

As previously disclosed in our filings with the Securities and Exchange Commission (the "SEC"), our company was initially incorporated as Sharon Capital Corporation, or Sharon, on September 21, 1989 under the laws of the State of Nevada. Sharon was a "blind pool/blank check" corporation organized for the purpose of purchasing, merging with or acquiring a business or assets from another company. In July 1990, Sharon was changed to PEI, Inc., which was subsequently changed to Process Equipment, Inc. in November 1990. On March 17, 2004, Process Equipment, Inc., Process Equipment Acquisition Corporation, a Nevada corporation and wholly-owned subsidiary of Process Equipment, Inc., or PEAC, and Jade Profit Investment Limited, or Jade, a British Virgin Islands limited liability corporation, entered into an agreement and plan of merger. Pursuant to that agreement, Process Equipment, Inc., through PEAC, acquired Jade, and 84.42% ownership in Jade's subsidiary Hainan Quebec Ocean Fishing Co. Ltd, a People's Republic of China, limited liability corporation, which we refer to as Hainan Quebec. As a result of that transaction, Hainan Quebec is presently our main operating subsidiary.

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

HQSM is principally engaged in the vertically integrated business of aquaculture through co-operative supply agreements, and processing and sales of farm-bred aquatic products. We have a series of tilapia, shrimp and other harvestable products mainly in the following forms:

         o        Tilapia:  whole  round  frozen  tilapia;   gutted  and  scaled
                  tilapia; boneless-skinless tilapia fillet; and

         o Shrimp: head-on, shell-on; headless, shell-on; peeled, tail-on; peeled and deveined; peeled and undeveined principally white leg shrimp and ocean farmed shrimp (for instance, tiger shrimp).

HQSM is committed to providing a variety of high quality aquatic products through an integrated operation that covers key areas along the production chain from a bio-secure and stable supply of tilapia and shrimp under stringently monitored conditions, processed in accordance with internationally recognized standards of hygiene. HQSM's products are distributed domestically and exported.

The following discussion should be read in conjunction with the information contained in the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in the Company's Annual Report on Form 10-KSB for the four months ended April 30, 2004 and in this report.

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

You should read the following discussion of our financial condition and operations in conjunction with the consolidated financial statements and the related notes included elsewhere in this quarterly report. This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "our company believes," "management believes" and similar language. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including our ability to (1) obtain sufficient capital or a strategic business arrangement to fund our expansion plans; (2) build the management and human resources infrastructure necessary to support the growth of our business; (3) competitive factors and developments beyond our control; and (4) those other risk factors, uncertainties and assumptions that are set forth in the discussion under the headings captioned "Business," "Risk Factors," and "Management's Discussion and Analysis". Our actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update or revise them, whether as a result of new information, future events or otherwise. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance.

The following discussion should be read in conjunction with the information contained in our financial statements and the notes thereto appearing elsewhere herein.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

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

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is calculated on the moving-average basis and includes all costs to acquire and other costs incurred in bringing the inventories to their present location and condition. The Company evaluates the net realizable value of its inventories on a regular basis and records a provision for loss to reduce the computed moving-average cost if it exceeds the net realizable value.

Income Taxes

Taxes are calculated in accordance with taxation principles currently effective in the PRC. The Company accounts for income taxes using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.


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

The Company does not always receive revenue for shipping and handling to customers. Shipping and handling expenses incurred by the Company for the two months ended June 30, 2004 and 2003 respectively are included in selling and administrative expenses in the accompanying consolidated statements of income.


Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable. The Company performs ongoing credit evaluations with respect to the financial condition of its creditors, but does not require collateral. In order to determine the value of the Company's accounts receivable, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable.


RECENT DEVELOPMENTS
-------------------

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

On May 24, 2004, we filed a current report on Form 8-K reporting the audited financial information of the subsidiary, Jade Profit Investment Limited.

On June 28, 2004, we filed a current report on Form 8-K reporting that HQ Sustainable Maritime Industries Inc. has entered into a Letter of Intent for the acquisition of Tomich Bros. Seafood Inc. to which we refer as Tomich in this report, through its wholly owned subsidiary, HQ Sustainable Maritime Marketing Inc., for a floor price, consisting of the combination of the Company's common stock and cash, valued at not less than $6.6 million. Additional conditions will be made public upon the signature of the final agreement.

According to information we received from Tomich, which we have not verified, Tomich is a 70 year-old fishery products company and it is one of the leading processors of squid, sardines and mackerel caught off the coast of California and has recently diversified to distribution of a variety of other products throughout the United States and Mexico, particularly tilapia and shrimp. Its squid products are currently marketed principally to China. These products are also marketed throughout the world. If our acquisition of Tomich is completed, we hope that its marketing network may complement that of HQSM in the future, and we anticipate bringing our China production base and international marketing capabilities to complement the capabilities of Tomich. Following the completion of our proposed acquisition of Tomich, it plans to continue to market HQSM's products and its brands. After this proposed acquisition, it is anticipated that the current management of Tomich will continue to help manage the new merged entity, providing access to their vast experience and network of contacts.

RESULTS OF OPERATIONS - TWO MONTHS ENDED JUNE 30, 2004 AS COMPARED TO TWO MONTHS
--------------------------------------------------------------------------------
ENDED JUNE 30, 2003
-------------------

For the two months ended June 30, 2004 revenues decreased by $4,036,752 or 93% to $293,064 from $4,329,816 as compared to the corresponding period of the prior year. This decrease resulted from our processing plant being under major reconstruction and renovation, and the fact that production was ceased from January 2004 to May 2004.

Cost of sales decreased by $2,604,004 or 90% to $303,126 from $2,907,130 for the two months ended June 30, 2004, as compared to the corresponding period of the prior year. The primary factor responsible for the decrease was that that, as stated above, our processing plant was under major renovation, and the production was ceased from January 2004 to May 2004.

Selling and distribution expenses decreased by $32,103 or 42% to $43,478 as compared to the corresponding period of the prior year. The primary factor responsible for the decrease was that the production was ceased from January 2004 to May 2004.

General and administrative expenses increased by $100,816 or 93% to $209,338 as compared to the corresponding period of the prior year. The increase was mainly due to HQSM corporate level of operating expenses after the Company became a public company. It mainly represented the salaries and professional fees for the two months ended June 30, 2004.

Depreciation increased by $540 or 1% as compared to the corresponding period to the prior year. The slight increase was due to some low value fixed assets being acquired during late 2003.

Provision for bad and doubtful debts decreased by $531,393 or 100% from $531,393 to $0 as compared to corresponding period of the prior year. As at June 30, 2004, there were almost 67% of trade receivable that were provided for bad and doubtful debts. The provision was made during April 2004, therefore, no provision for bad and doubtful debts was required in the two months ended June 30, 2004.

Finance cost decreased by $31,041 or 46% to $36,849 from $67,890 for the two months ended June 30, 2004, as compared to the corresponding period of the prior year. It was due to the fact that one of the major bank loans was fully repaid in January 2004.

Other income increased by $13,888 from $215 to $14,103 for the two months ended June 30, 2004. The increase was due to an amount due from a related party, which was classified as non-recoverable in previous period, but was recovered in the current period.

Other expenses decreased from $50,720 for the two months ended June 30, 2003 to $40,391 for the two months ended June 30, 2004, a 20% or $10,329 decrease. The main contribution of the decrease was the decrease in insurance for vessels.

Current income taxes decreased by $72,246 or 100% from $72,246 to $0 for the two months ended June 30, 2004. It was due to the fact that the Company experienced a loss for the current period while a profit was earned during two months ended June 30, 2003. Deferred income tax is $11,362 for the both periods.

Minority interest decreased by $177,090 from negative $136,343 in 2003 to positive $40,747 in 2004. The change resulted from the operating loss of the subsidiary in 2004 compared to a profit in 2003.

The net income attributable to shareholders was $316,526 in 2003 as compared to a net loss attributable to shareholders at $349,488 in 2004. The loss was essentially attributed to almost no production taking place in the first five months of 2004 while our processing plant was under major renovation.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2004 AS COMPARED TO SIX MONTHS
--------------------------------------------------------------------------------
ENDED JUNE 30, 2003
-------------------

For the six months ended June 30, 2004 revenues decreased by $9,494,621 or 93% from $10,196,913 to $702,292 as compared to the corresponding period of the prior year. This decrease resulted because our processing plant was under reconstruction and renovation, and the production was ceased from January 2004 to May 2004.

Cost of sales decreased by $6,095,828 or 89% to $748,362 from $6,844,190 for the six months ended June 30, 2004, as compared to the corresponding period of the prior year. The primary factor responsible for the decrease was that our processing plant was under reconstruction and renovation and the production was ceased from January 2004 to May 2004.

Selling and distribution expenses decreased by $73,747 or 43% to $96,201 as compared to the corresponding period of the prior year. The primary factor responsible for the decrease was that our processing plant was under reconstruction and renovation, and the production was ceased since January 2004 until May 2004.

General and administrative expenses increased by $1,225,446 to $1,370,004 as compared to $144,558 for the corresponding period of the prior year. The increase was mainly due to HQSM corporate level of operating expenses after the Company became a public company.

Depreciation increased by $1,818 or 1% as compared to the corresponding period in the prior year. The slight increase due to some low value fixed assets acquired during late 2003.

Provision for bad and doubtful debts increased by $980,486 or 181% from $542,845 to $1,523,331 as compared to corresponding period of the prior year. Since the production was ceased for reconstruction, we could not supply goods to their customers. Some customers refused to pay their debts within the normal trading terms. According to the provision method previously adopted, a further provision for bad debts was needed.

Finance cost decreased by $111,616 or 72% to $43,625 from $155,241 for the six months ended June 30, 2004, as compared to the corresponding period of the prior year. It was due to the fact that one of the major bank loans was fully repaid in January 2004.

Other income increased by $228,304 or 9 times from $25,365 to $253,669 for the six months ended June 30, 2004. The increase was due to the recovery of an amount due from a related party, which was classified as non-recoverable in previous period, but was recovered in the current period.

Other expenses decreased from $319,470 for the six months ended June 30, 2003 to $183,095 for the six months ended June 30, 2004, a 43% or $136,375 decrease. The main contribution of the decrease was the decrease in insurance for vessels and a provision for the bad and doubtful debts for amount due from related party was recorded in the 2003 but not in 2004.

Current income taxes decreased by $165,561 or 100% from $165,561 to $0 for the six months ended June 30, 2004. It was due to the fact that the Company experienced a loss for the current period while a profit was earned during six months ended June 30, 2003. Deferred income tax was $34,087 for both periods.

Minority interest decreased by $649,767 from negative $311,823 in 2003 to positive $337,944 in 2004. The change resulted from the operating loss of the subsidiary in 2004 compared to a profit in 2003.

The net income attributable to shareholders was $1,377,695 in 2003 compare to a net loss attributable to shareholders at $2,863,478 in 2004. The loss was essentially attributed to the fact that almost no production took place in the first five months of 2004 while our processing plant was under major renovation.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

We have funded capital requirements through cash flow from operations. As of June 30, 2004 we had a cash balance of $6,257,807 and a working capital surplus of $3,801,717. This compares with a cash balance of $5,854,623 and a working capital surplus of $2,004,142 for April 30, 2004.

Management believes that after completing the renovations on the processing plant and having financed them from our internal operations, the cash flow generated by operating activities will be utilized and should be sufficient to support the working capital requirements for months to come. In addition, from time to time we may attempt to raise financing through some combination of commercial bank borrowings or the private or public sale of equity or debt securities, in an effort to ensure that we have access to sufficient funds to meet our needs. However, future equity or debt financings may not be available to us at all, or, if available, may not be on favorable terms. We cannot assure you that these efforts, together with items described above, will be sufficient to fund our growth, or that external funding will be available to us at favorable interest rates or at all. If we are unable to obtain financing in the future, we will continue to develop our business on a reduced scale based on our existing capital resources.

ITEM 3.  CONTROL AND PROCEDURES.


We maintain disclosure controls and procedures that are designed to ensure that information that is required to be disclosed in the Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

At of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon this evaluation, our Chief Executive Officer and our Acting Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective under Rule 13a-15.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the end of the period covered by this report, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. However, we may, from time to time, participate in legal proceedings in the ordinary course of our business. We do not believe that such proceedings will have a material adverse effect on our financial condition or results of operations.

ITEM 2 - CHANGES IN SECURITIES

Beginning in March 2004 through the end of the period covered by this report, we have sold, or committed for issuance, as explained below, securities pursuant to the following transactions, all of which were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act").

In connection with the recent merger of all of the capital stock of Jade Profit Investment Limited, a British Virgin Islands limited liability corporation, into Process Equipment, Inc., which is described in more detail elsewhere in this report:

         o On March 25, 2004, we issued 21,355,200 shares of our common stock to four shareholders, in a private placement under
                  Section 4(2) of the Securities Act;

         o On March 25, 2004, we issued warrants to acquire an additional 27,068,570 shares of newly-issued common stock to four shareholders. The warrants' exercise price was $0.00 per share. The warrants were issued in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act and Regulation D thereunder. All of the warrants were exercised, in full, in May 2004; and

         o We also agreed to issue, but have not issued as of the end of the period covered by this report, in a private placement under Section 4(2) of the Securities Act, 520,685 shares of our common stock to Westminster Securities Corp. ("Westminster") or its designees, in consideration of this firm's services as our financial advisor in connection with the merger.

In addition, in April 2004 we completed a private placement of 38 investment units (or Units) of our company, at a purchase price of $34,000 per Unit, all Units in the aggregate consisting of 7,600,000 shares of our common stock, 3,040,000 Class C common stock purchase warrants and 3,040,000 Class D common stock purchase warrants, to 10 accredited investors for an aggregate purchase price of $1,292,000. We issued the shares of common stock and warrants included in these Units in late May 2004. These securities were sold in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act and Regulation D thereunder.

Westminster acted as our placement agent in connection with the above April 2004 private placement. In consideration of its services, we agreed to grant to Westminster or its designees a warrant (the "Agent Warrant") representing the right to purchase up to 3.8 Units, each Unit consisting of 200,000 shares of our common stock, 80,000 Series C common stock purchase warrants and 80,000 Series D common stock purchase warrants. Westminster subsequently allocated the Agent Warrant and/or the securities covered thereby to three of its officers and one of its employees.

In April 2004 we also completed a private placement of a total of 4,121,337 shares of our common stock to three persons, for an aggregate purchase price of $1,236,410. In late May 2004 we issued shares pursuant to this transaction to one person in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act and Regulation D thereunder, and to two remaining persons, in reliance upon Regulation S.

Also in late May 2004, we issued 18,600 shares of our common stock and granted 50,000 warrants to purchase shares of our common stock to Consulting for Strategic Growth 1, Ltd., in consideration of the public relations services rendered to us by that firm. In consideration of the same services, we also issued 900 shares to Bonnie Barrett Stretch, a related party of Consulting for Strategic Growth. All of these securities were issued in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act.

In June 2004, we agreed to issue, but have not issued as of the end of the period covered by this report, 500,000 shares of our common stock, in a private placement under Section 4(2) of the Securities Act, to Lui Hung Yen, in consideration of Mr. Yen's cancellation of an outstanding promissory note issued by Jade, our subsidiary, in the amount of HK$2,000,000 (approximately US$ 256,410) and the release of Jade and our company by Mr. Yen of any and all claims relating to such note.

ITEM 3 - DEFAULTS UPON SENIOR SECURITES

There have been no material defaults.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of security holders during the period covered by this report.

ITEM 5 - OTHER INFORMATION

We have no other information to report.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-B.

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

10.1 Form of Employment Agreement, effective as of April 1, 2004, between HQ Sustainable Maritime Industries, Inc. and Harry Wang.

10.2 Form of Employment Agreement, effective as of April 1, 2004, between HQ Sustainable Maritime Industries, Inc. and Lillian Wang.

10.3 Form of Employment Agreement, effective as of April 1, 2004, between HQ Sustainable Maritime Industries, Inc. and Norbert Sporns.

10.4              Form  of   Independent   Non-Executive   Director   Agreement,
                  effective as of June 15, 2004, between HQ Sustainable Maritime Industries, Inc. and Fred Bild.

10.5              Form  of   Independent   Non-Executive   Director   Agreement,
                  effective as of June 15, 2004, between HQ Sustainable Maritime Industries, Inc. and Jacques Vallee.

31.1 Certification of Norbert Sporns, Chief Executive Officer of HQ Sustainable Maritime Industries, Inc. pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2 Certification of Lillian Wang, Acting Chief Financial Officer of HQ Sustainable Maritime Industries, Inc. pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1 Certification of Chief Executive Officer of HQ Sustainable Maritime Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Norbert Sporns.

32.2 Certification of Acting Chief Financial Officer of HQ Sustainable Maritime Industries, Inc. pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Lillian Wang.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

1. Current report on Form 8-K filed with the SEC on May 18, 2004
This report disclosed that the accounting firm Rotenberg and Co. LLP replaced Baum and Company, P.A. as the auditor for Process Equipment, Inc.

2. Current report on Form 8-K filed with the SEC on May 24, 2004
In this report we disclosed that Process Equipment, Inc. changed its corporate name to HQ Sustainable Maritime Industries, Inc. and its state of incorporation to Delaware, by means of a merger with and into a new wholly-owned Delaware corporation called HQ Sustainable Maritime Industries, Inc. We also announced that our new over-the-counter trading symbol, HQSM.OB, would take effect May 25, 2004, and announced 40426A 10 9 as our new CUSIP number. We also filed the audited financial statements for year ended December 31, 2002 and 2003 of Jade Profit Investment Limited.

3. Current report on Form 8-K filed with the SEC on June 28, 2004
In this report we disclosed our June 15, 2004 press release announcing that we, through our wholly owned subsidiary, HQ Sustainable Maritime Marketing Inc., entered into a Letter of Intent for the acquisition of Tomich Bros. Seafood Inc., a California corporation. This report disclosed the financial statements of Tomich Bros. Seafood Inc. and related pro forma financial information. We also elaborated on our June 17, 2004 press release announcing the appointment of Mr. Jacques Vallee and Mr. Fred Bild as independent non-executive directors and stated that Mr. Vallee is to act as head of our Board of Directors' Audit Committee.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       HQ SUSTAINABLE MARITIME INDUSTRIES, INC.

                       By:    /s/ Norbert Sporns
                              --------------------------------------------------

                              Name: Norbert Sporns
                              Title: Chief Executive Officer and President

                       Date:  August 13, 2004

                       By:    /s/ Lillian Wang
                              --------------------------------------------------

                              Name: Lillian Wang
                              Title: Chairman and Acting Chief Financial Officer

                       Date:  August 13, 2004