Form 10KSB/A
period 2003-04-30
HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
filed 2004-09-10
CIK 857073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                  FORM 10-KSB/A
                                   (MARK ONE)

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the annual period ended April 30, 2003

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

         Yes [X]       No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [X]

         Transitional Small Business Disclosure Format (check one):

         Yes [ ]       No [X]

                                Explanatory Note

This Amendment to the Annual Report on Form 10-KSB of Process Equipment, Inc., now known as HQ Sustainable Maritime Industries, Inc., is being filed to amend the certifications originally filed as exhibits to our Annual Report on Form 10-KSB filed with the Commission on August 14, 2003, in compliance with Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended
(Exhibits  31.1 and 31.2),  and  Section 906 of the  Sarbanes-Oxley  Act of 2002
(Exhibits 32.1 and 32.2). We do not consider the amended certifications to represent a material change to the disclosure previously presented in the Annual Report as originally filed. This Amendment continues to speak as of the date of the original filing on August 14, 2003 of the Form 10-KSB for the fiscal year ended April 30, 2003, and does not reflect any subsequent information or events other than the amendments referred to above. All information contained in this Amendment and in the original Form 10-KSB is subject to updating and supplementing as provided in the periodic reports filed subsequent to the original filing date.

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



                                 HQ SUSTAINABLE MARITIME INDUSTRIES, INC.

                                 By: /s/ Norbert Sporns
                                    --------------------------------------------
                                    Name: Norbert Sporns
                                    Title: Chief Executive Officer and President

                                                   Date: September 10, 2004


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURE             TITLE                                         DATE
---------             -----                                         ----

 /s/ Norbert Sporns   Chief Executive Officer, President            September 10, 2004
-------------------   and Director
Norbert Sporns        (Principal Executive Officer)


 /s/ Lillian Wang     Chairman of the Board of Directors and        September 10, 2004
-------------------   Acting Chief Financial Officer
Lillian Wang          (Principal Financial and Accounting Officer)



 /s/ Harry Wang      Chief Operating Officer and Director           September 10, 2004
-------------------
Harry Wang


 /s/ Jacque Vallee   Director                                       September 10, 2004
-------------------
Jacque Vallee


 /s/ Fred Bild       Director                                       September 10, 2004
-------------------
Fred Bild