Form 10QSB/A
period 2003-07-31
HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
filed 2004-09-10
CIK 857073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                  FORM 10-QSB/A
(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

           For the transition period from __________ to _____________.

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

Class Outstanding as of July 31, 2003: Common Stock, $.001 par value 3,644,800

                                Explanatory Note

This Amendment to the Quarterly Report on Form 10-QSB of Process Equipment, Inc., now known as HQ Sustainable Maritime Industries, Inc., is being filed to amend the certifications originally filed as exhibits to our Quarterly Report on Form 10-QSB filed with the Commission on September 15, 2003, in compliance with Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended (Exhibits 31.1 and 31.2), and Section 906 of the Sarbanes-Oxley Act of 2002
(Exhibits 32.1 and 32.2). We do not consider the amended certifications to represent a material change to the disclosure previously presented in the Quarterly Report as originally filed. This Amendment continues to speak as of the date of the original filing on September 15, 2003 of the Form 10-QSB for the quarterly period ended July 31, 2003, and does not reflect any subsequent information or events other than the amendments referred to above. All information contained in this Amendment and in the original Form 10-QSB is subject to updating and supplementing as provided in the periodic reports filed subsequent to the original filing date.

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



                              HQ SUSTAINABLE MARITIME INDUSTRIES, INC.

                              By: /s/ Norbert Sporns
                              --------------------------------------------------
                              Name: Norbert Sporns
                              Title: Chief Executive Officer and President

                              Date:  September 10, 2004


                              By: /s/ Lillian Wang
                              --------------------------------------------------
                              Name: Lillian Wang
                              Title: Chairman and Acting Chief Financial Officer
                              Date:  September 10, 2004