Form 10QSB/A
period 2003-10-31
HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
filed 2004-09-10
CIK 857073

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

         Yes [X]       No [ ]

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date:

Class  Outstanding  as of  October  31,  2003:  Common  Stock,  $.001  par value
3,644,800

                                Explanatory Note

This Amendment to the Quarterly Report on Form 10-QSB of Process Equipment, Inc., now known as HQ Sustainable Maritime Industries, Inc., is being filed to amend the certifications originally filed as exhibits to our Quarterly Report on Form 10-QSB filed with the Commission on December 23, 2003, in compliance with Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended (Exhibits 31.1 and 31.2), and Section 906 of the Sarbanes-Oxley Act of 2002
(Exhibits 32.1 and 32.2). We do not consider the amended certifications to represent a material change to the disclosure previously presented in the Quarterly Report as originally filed. This Amendment continues to speak as of the date of the original filing on December 23, 2003 of the Form 10-QSB for the quarterly period ended October 31, 2003, and does not reflect any subsequent information or events other than the amendments referred to above. All information contained in this Amendment and in the original Form 10-QSB is subject to updating and supplementing as provided in the periodic reports filed subsequent to the original filing date.

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