Form 10QSB
period 2004-09-30
HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
filed 2004-11-15
CIK 857073

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

              For the transition period from July 1, 2004 to September 30, 2004. Commission file number 0-18980.



                    HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
                 (Name of Small Business Issuer in Its Charter)

Delaware                                                              62-1407522
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation ororganization)


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

         Yes [X]       No [ ]

         State the number of shares outstanding of each of the issuer's classes of equity securities, as of the latest practicable date: 77,109,877 shares of Common Stock, $0.001 par value per share, outstanding as of November 9, 2004.

         Transitional Small Business Disclosure Format (check one):

         Yes [ ]       No [X]

                        --------------------------------
                                TABLE OF CONTENTS
                        --------------------------------
                                                                    Page Numbers
                                                                    ------------

PART I - FINANCIAL INFORMATION

Item  1. Financial Statements.
|X|      Condensed Consolidated Balance Sheets                          2-3
|X|      Condensed Consolidated Statements of Income                    4
|X|      Condensed Consolidated Statements of Cash Flows                5
|X|      Notes to Condensed Consolidated Financial Statements           6-7
Item  2. Management Discussions & Analysis of Financial Condition and
         Results of Operations.                                         8-12
Item 3.  Controls and Procedures                                        13

PART II - OTHER INFORMATION

Item  1. Legal Proceedings                                              14
Item  2. Unregistered Sales of Equity securities and Use of Proceeds    14
Item  3. Defaults Upon Senior Securities                                14
Item  4. Submission of Matters to a Vote of Security Holders            14
Item  5  Other Information                                              14
Item  6. Exhibits                                                       14


                    HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
                     (INCORPORATED IN THE STATE OF DELAWARE)
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------



                                                 September 30, 2004      April 30, 2004
                                                 ------------------    ------------------
CURRENT ASSETS
   Cash and cash equivalents                     $        5,910,765    $        5,854,623
   Trade receivables, net of provisions                   4,384,226             2,368,364
   Inventory                                                819,929                79,527
   Prepayments                                              298,490                45,052
   Due from related parties, net of provisions            1,154,746               188,802
   Due from directors                                        17,429                42,613
   Advance to employee                                        9,307                  --
   Tax recoverable                                           81,602                81,602

                                                 ------------------    ------------------
   TOTAL CURRENT ASSETS                                  12,676,494             8,660,583
                                                 ------------------    ------------------

OTHER ASSETS
   Deferred taxes                                         1,226,944             1,403,609
                                                 ------------------    ------------------

PROPERTY, PLANT AND EQUIPMENT, NET                        9,268,313             2,211,633
                                                 ------------------    ------------------

CONSTRUCTION IN PROGRESS, NET                                  --               3,378,990
                                                 ------------------    ------------------

VESSELS HELD FOR SALE                                          --                    --
                                                 ------------------    ------------------

TOTAL ASSETS                                     $       23,171,751    $       15,654,815
------------                                     ==================    ==================















The accompanying notes are an integral part of the consolidated financial statements.
                                       2


                    HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
                     (INCORPORATED IN THE STATE OF DELAWARE)
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


                                             September 30, 2004       April 30, 2004
                                             ------------------     ------------------
CURRENT LIABILITIES
   Accounts payable and accrued expenses     $        2,958,252     $        1,503,109
   Deposit received from customers                         --                   37,452
   Bank loans                                         4,457,831              3,012,048
   Amount due to related parties                        956,180                   --
   Due to directors                                      31,764                   --
   Convertible notes                                    255,422                255,422
   Subscription received                                   --                1,848,410

                                             ------------------     ------------------
   TOTAL CURRENT LIABILITIES                          8,659,449              6,656,441
                                             ------------------     ------------------

OTHER LIABILITIES
   Convertible note                                  11,111,345                   --
                                             ------------------     ------------------

TOTAL LIABILITIES                                    19,770,794              6,656,441

MINORITY INTEREST                                          --                 (397,910)

SHAREHOLDERS' EQUITY
   Share capital                                         76,543                 25,000
   Additional paid-in capital                         4,190,123             13,121,114
   Reserves                                           1,032,897                957,656
   Accumulated losses                                (1,898,606)            (4,707,486)

                                             ------------------     ------------------
TOTAL SHAREHOLDERS' EQUITY                            3,400,957              9,396,284
                                             ------------------     ------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $       23,171,751     $       15,654,815
                                             ==================     ==================


















The accompanying notes are an integral part of the consolidated financial statements.
                                       3


                    HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
                     (INCORPORATED IN THE STATE OF DELAWARE)
                              STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003



                                                  3 months ended September 30     9 months ended September 30
                                                     2004            2003            2004            2003
                                                 ------------    ------------    ------------    ------------
SALES                                            $  7,665,287    $  3,734,985    $  8,367,579    $ 13,931,898

COST OF SALES                                       4,817,384       2,671,584       5,565,746       9,515,774
                                                 ------------    ------------    ------------    ------------
GROSS PROFIT/(LOSS)                                 2,847,903       1,063,401       2,801,833       4,416,124

SELLING AND DISTRIBUTION EXPENSES                     124,775         269,298         220,976         439,246

ADVERTISING                                           542,409            --           542,409            --

GENERAL AND ADMINISTRATIVE EXPENSES                   848,254         113,554       2,218,258         258,112

DEPRECIATION                                           13,653           7,856         172,331         164,716

PROVISION FOR DOUBTFUL DEBTS                               (0)         25,543       1,523,331         568,388
                                                 ------------    ------------    ------------    ------------
INCOME/(LOSS) FROM OPERATIONS                       1,318,812         647,150      (1,875,472)      2,985,662

FINANCE COSTS                                         136,361         119,790         179,986         275,031

OTHER INCOME                                       (2,284,953)         (1,529)     (2,538,622)        (26,894)

OTHER EXPENSES                                         68,551          80,306         251,646         399,776
                                                 ------------    ------------    ------------    ------------

INCOME/(LOSS) BEFORE INCOME TAXES                   3,398,853         448,583         231,518       2,337,749

INCOME TAXES
   CURRENT                                               --            17,810            --           183,371

   DEFERRED                                           165,303          17,043         199,390          51,130
                                                 ------------    ------------    ------------    ------------
NET INCOME/(LOSS) BEFORE MINORITY INTEREST          3,233,550         413,730          32,128       2,103,248

MINORITY INTEREST                                        --           (63,235)        337,944        (375,058)
                                                 ------------    ------------    ------------    ------------
NET INCOME/(LOSS) ATTRIBUTABLE TO SHAREHOLDERS   $  3,233,550    $    350,495    $    370,072    $  1,728,190
                                                 ============    ============    ============    ============

NET INCOME/(LOSS) PER SHARE
   BASIC AND DILUTED                             $       0.05    $         35    $       0.01    $        173
                                                 ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING          70,031,231          10,000      44,820,674          10,000
                                                 ============    ============    ============    ============









The accompanying notes are an integral part of the consolidated financial statements.


                    HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
         (INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)
                   (FORMERLY KNOWN AS PROCESS EQUIPMENT, INC.)
                             STATEMENTS OF CASH FLOW




                                                                              2004            2003
                                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $  2,884,062    $    866,599
   Adjustments to reconcile net income to net cash
     provided by operating activities :
   Provision for doubtful account                                           (2,284,953)        556,935
   Depreciation                                                                267,767         235,712
   (Increase)/decrease in assets:
     Inventory                                                                (555,189)         99,615
     Trade receivables, net of provisions                                    4,593,396      (2,018,651)
     Prepayment                                                                   (160)        296,976
     Advance to employee                                                        (9,308)           --
     Deferred taxes                                                            176,665          28,406
   Increase/(decrease) in liabilities:
     Accounts payables and accrued expenses                                 (1,162,324)        616,560
     Deposit received from customers                                           (37,450)        (26,758)
     Taxes payable                                                                --            56,944
                                                                          ------------    ------------
Net cash from operating activities                                           3,872,506         712,338
                                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property, plant and equipment                               (406,107)       (131,548)
   Additions to construction in progress                                          --        (1,765,699)
   Cash received from acquisition                                            1,205,193            --
                                                                          ------------    ------------
Net cash from by investing activities                                          799,086      (1,897,247)
                                                                          ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from common stock                                               (1,848,410)      1,915,746
   Due to directors                                                             31,763          69,596
   Due from directors                                                           25,184          (2,446)
   Due from related parties, net of provisions                                (165,490)       (682,743)
   Amount due to related parties                                               956,180            --
   Capital expenditure                                                      (3,771,623)           --
   Purchase of minority interest from shareholders                             397,910            --
   Repayment of bank loan                                                     (240,964)           --
                                                                          ------------    ------------
Net cash from by financing activities                                       (4,615,450)      1,300,153
                                                                          ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                         56,142         115,244

   Cash and cash equivalents, beginning of period                            5,854,623      11,937,510
                                                                          ------------    ------------

   Cash and cash equivalents, end of period                               $  5,910,765    $ 12,052,754
                                                                          ============    ============

SUPPLEMENTARY CASH FLOWS DISCLOSURES
   Interest paid                                                          $    118,571    $    230,152
                                                                          ============    ============

   Taxes paid                                                             $       --      $       --
                                                                          ============    ============

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
   Note payable in connection with acquisition of Jiahua Marine           $ 11,111,345    $       --
                                                                          ============    ============






The accompanying notes are an integral part of the consolidated financial statements.

                    HQ SUSTAINABLE MARTIME INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED
                               SEPTEMBER 30, 2004
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The unaudited  condensed  consolidated  financial  statements of HQ  Sustainable
Maritime Industries, Inc., or HQSM, have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The condensed consolidated balance sheet information as of April 30, 2004 was derived from the audited consolidated financial statements included in the Company's Annual Report Form 10-KSB. These interim financial statements should be read in conjunction with that report.

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


On August 17, 2004, we have entered into a Purchase Agreement with Sino-Sult Canada (S.S.C.) Limited, a Canadian limited liability corporation ("SSC"), and Sealink Wealth Limited, a British Virgin Islands liability corporation ("Sealink"), whereby we acquired Sealink, SSC's wholly owned subsidiary, on the terms and conditions as specified therein. That purchase agreement has been filed as an exhibit to our current report on Form 8K filed with the Commission on August 18, 2004. Sealink is the sole owner of Hainan Jiahua Marine Bio-Products Co. Ltd., a limited liability company existing in China ("Jiahua Marine") which is primarily engaged in the production and sales of marine bio-products and healthcare products in the PRC, as described in more detail in the above current report. Also as previously disclosed, in the same current report, SSC is owned by three of our current directors and executive officers who are also, together, indirect beneficial owners of the majority of our capital stock.

Further, as previously disclosed in the above current report, effective August 17, 2004, HQSM caused Jade Profit Investment Limited, its wholly-owned subsidiary, to acquire the minority equity interest equal to 15.58% that Jade does not already own in Hainan Quebec Ocean Fishing Company Limited, HQSM's principal operating subsidiary. This purchase was effected by Jade pursuant to the Purchase Agreement, dated as of August 17, 2004, between Jade and Hainan Fuyuan Investment Company Limited, the holder of the minority equity interest of Hainan Quebec being acquired by Jade. Jade has previously obtained all requisite governmental approvals in the PRC in order to consummate this transaction.

Our principal executive office is located at Wall Street Center, 14 Wall Street, 20th Floor, New York, New York 10005, and our telephone number is (212) 618-1712.


The Company is principally engaged in the vertically integrated business of aquaculture through co-operative supply agreements, ocean product harvesting, and processing and sales of farm-bred, ocean harvested aquatic products, healthcare products and bio-products.

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

NOTE 4 - EARNING PER SHARE

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses and debt, approximates their fair value at September 30, 2004 and 2003 due to the relatively short-term nature of these instruments.

NOTE 6 - FOREIGN CURRENCY CONVERSION

The Company's financial information is presented in US dollars. People's Republic of China currency (Renminbi) has been converted into US dollars at the exchange rate of 8.3 to 1.


NOTE 7 - INCOME TAXES

Taxes are calculated in accordance with taxation rates currently effective in the PRC. The Company's accounts for income taxes using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

No provision for PRC profits tax has been made as Hainan Quebec did not have any assessable profits for the nine months ended September 30, 2004. (2003: $17,810 for three months, $183,371 for nine months).

NOTE 8 - SUBSEQUENT EVENTS (Convertible Note)

In connection with the acquisition of Jiahua Marine Bio Products, the Company issued a note payable to the seller in the amount of $11,111,345. The note, dated August 17, 2004, was renegotiated and is convertible into 15,730,493 shares of common stock and 100,000 shares of preferred stock of the Company. In addition, all accrued interest will be paid through the date of the conversion. The conversion is expected to occur on or about November 14, 2004.

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

On August 17, 2004, we have entered into a Purchase Agreement (the "Nutraceutical Purchase Agreement") with SSC and Sealink, whereby we acquired Sealink (the "Nutraceutical Acquisition"), SSC's wholly owned subsidiary, on the terms and conditions as specified therein. That purchase agreement has been filed as an exhibit to our August 18 current report on Form 8-K. Sealink is the sole owner of Jiahua Marine, which is primarily engaged in the production and sales of marine bio-products and healthcare products in the PRC, as described in more detail in the above current report. Also as previously disclosed, in the same current report, SSC is owned by three of our current directors and executive officers who are also, together, indirect beneficial owners of the majority of our capital stock. On October 18, 2004, we filed a current report on Form 8-K containing certain audited, including pro forma, financial information relating to our subsidiary Jiahua Marine, which we acquired as part of the Nutraceutical Acquisition as described above.

In addition, as previously disclosed in our current report on Form 8-K filed with the Commission on August 18, 2004, effective August 17, 2004 we caused Jade Profit Investment Limited, our wholly-owned subsidiary, to acquire the minority equity interest equal to 15.58% that Jade does not already own in Hainan Quebec Ocean Fishing Company Limited, our principal operating subsidiary. This purchase was effected by Jade pursuant to the Purchase Agreement, dated as of August 17th, 2004, between Jade and Hainan Fuyuan Investment Company Limited, the holder of the minority equity interest of Hainan Quebec being acquired by Jade. Jade has previously obtained all requisite governmental approvals in the PRC in order to consummate this transaction.

HQSM is principally engaged in the vertically integrated business of aquaculture through co-operative supply agreements, and processing and sales of farm-bred aquatic products, bio-product and healthcare product. We have a series of tilapia, shrimp and other harvestable products mainly in the following forms:

         o        Tilapia:  whole  round  frozen  tilapia;   gutted  and  scaled
                  tilapia; boneless-skinless tilapia fillet; and

         o Shrimp: head-on, shell-on; headless, shell-on; peeled, tail-on; peeled and deveined; peeled and undeveined principally white leg shrimp and ocean farmed shrimp (for instance, tiger shrimp).

         o        Shark Liver Oil Capsule

         o        Shark Cartilage Capsule

         o        Shark Liver (Soft gel)

         o        Seal Oil (Soft gel)

         o        Seal Genitals

HQSM is committed to providing a variety of high quality aquatic products and bio-product through an integrated operation that covers key areas along the production chain from a bio-secure and stable supply of tilapia, shrimp and shark and seal under stringently monitored conditions, processed in accordance with internationally recognized standards of hygiene. HQSM's products are distributed domestically and exported.

The following discussion should be read in conjunction with the information contained in the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in the Company's Annual Report on Form 10-KSB for the four months ended April 30, 2004 and in this report.

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
-----------------------------------------------------

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

Inventories
-----------

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

Income Taxes
------------

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

Related Parties
---------------

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities.

Revenue Recognition
-------------------

In accordance with the provisions of Staff Accounting Bulletin No. 103, revenue is recognized when merchandise is shipped and title passes to the customer and collectibility is reasonably assured.

Concentration of Credit Risk
----------------------------

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

Results of Operations - Three Months Ended September 30, 2004 as Compared to Three Months Ended September 30, 2003

For the three months ended September 30, 2004 revenues increased by $3,930,302 or 105% to $7,665,287 from $3,734,985 as compared to the corresponding period of the prior year. The increase resulted, primarily, from HQSM's acquisition of Sealink in August 2004 and the resulting inclusion of Sealink's turnover as part of our revenues for this quarter, as well as an increase in our production activity following the re-opening of our reconstructed processing plant.

Cost of sales increased by $2,145,800 or 80% to $4,817,384 from $2,671,584 for the three months ended September 30, 2004, as compared to the corresponding period of the prior year. The primary factor responsible for the increase was also HQSM's acquisition of Sealink in August 2004, as well as an increase in our production activity following the re-opening of our reconstructed processing plant.

Selling and distribution expenses decreased by $144,523 or 54% to $124,775 as compared to the corresponding period of the prior year. The primary factor responsible for the decrease was that the group has better cost management compared with last year.

Advertising expenses increased by $542,409 from zero as compared to the corresponding period of the prior year. The primary factor responsible for the increase was that HQSM acquired Jiahua Marine (as part of its acquisition of Sealink described elsewhere in this quarterly report) in August 2004, and Jiahua Marine requires significant advertising expenditures for the promotion of its nutraceutical products in order to achieve customer recognition, which is consistent with industry practices.

General and administrative expenses increased by $734,700 or 647% to $848,254 as compared to the corresponding period of the prior year. The increase was mainly due to Jiahua Marine's contribution to the general and administrative expenses and HQSM's increased operating expenses following its becoming a public company in the United States earlier this year. The increase mainly represented the salaries and professional fees for the three months ended September 30, 2004.

Depreciation increased by $5,797 or 74% to $13,653 as compared to the corresponding period to the prior year. The increase resulted from depreciation in office equipment HQSM acquired in 2004.

Provision for bad and doubtful debts decreased by $25,543 or 100% from $25,543 to zero as compared to corresponding period of the prior year. The decrease was due to increased recoverability of trade receivable.

Finance cost increased by $16,571 or 14% to $136,361 from $119,790 for the three months ended September 30, 2004, as compared to the corresponding period of the prior year. It was due to the fact that $11,111,345 convertible note at an annual interest rate of 5% was issued during August 2004.

Other income increased by $2,283,424 from $1,529 to $2,284,953 for the three months ended September 30, 2004. The increase was due to trade receivables, which were classified as non-recoverable in previous period, but were recovered in the current period.

Other expenses decreased from $80,306 for the three months ended September 30, 2003 to $68,551 for the three months ended September 30, 2004, a 15% or $11,755 decrease. The main contribution of the decrease was the decrease in insurance for vessels.

Current income taxes decreased by $17,810 or 100% from $17,810 to zero for the three months ended September 30, 2004. It was due to the fact that Hainan Quebec experienced a loss for the current period while a profit was earned during three months ended September 30, 2003; and Jiahua Marine was exempted from corporate income tax.

Deferred income tax increased to $165,303 from $17,043 by $148,260 compare with same quarter of last year. The increase is due to timing difference for the provision for doubful debts was eliminated in the quarter.

Minority interest decreased by $63,235 from $63,235 to zero. The change resulted from HQSM's acquisition of the 15.58% minority interest of Hainan Quebec in August 2004.

The net income attributable to shareholders increased by $2,883,054 to $3,233,550 in 2004. The increase mainly resulted from the increase in other income and consolidation of the financial results of Jiahua Marine in the three months ended September 30, 2004.

Results of Operations - Nine Months Ended September 30, 2004 as Compared to Nine Months Ended September 30, 2003

For the nine months ended September 30, 2004 revenues decreased by $5,564,319 or 40% to $8,367,579 from $13,931,898 as compared to the corresponding period of the prior year. The decrease resulted from the fact that Hainan Quebec's processing plant was under reconstruction and renovation, and production was ceased from January 2004 to May 2004. Operations of the reconstructed plan started again in June 2004, and gradually increased up to full capacity during the period covered by this report. While the consolidation of Jiahua Marine's results of operations had a positive effect on HQSM, it did not totally cover the negative effect of the cessation of the plant's production earlier in the year.

Cost of sales decreased by $3,950,028 or 42% to $5,565,746 from $9,515,774 for the nine months ended September 30, 2004, as compared to the corresponding period of the prior year. The primary factor responsible for the decrease was that the processing plant of our subsidiary, Hainan Quebec, was under reconstruction and renovation, and production ceased from January 2004 to May 2004.

Selling and distribution expenses decreased by $218,270 or 50% to $220,976 as compared to the corresponding period of the prior year. The major factor responsible for the decrease was that the group has better cost management compared with last year and the production of Hainan Quebec ceased from January 2004 to May 2004.

Advertising expenses increased by $542,409 from zero as compared to the corresponding period of the prior year. The primary factor responsible for the increase was that HQSM acquired Jiahua Marine in August 2004, and Jiahua Marine requires significant advertising expenditures for the promotion of its nutraceutical products in order to achieve customer recognition, which is consistent with industry practices.

General and administrative expenses increased by $1,960,146 or 759% to $2,218,258 as compared to the corresponding period of the prior year. The increase was mainly due to Jiahua Marine's contribution to the general and administrative expenses and HQSM's increased operating expenses following its becoming a public company in the United States earlier this year. The increase mainly represented the salaries and professional fees for the nine months ended September 30, 2004.

Depreciation increased by $7,615 or 5% to $172,331 as compared to the corresponding period to the prior year. This slight increase resulted from depreciation in office equipment HQSM acquired in 2004.

Provision for bad and doubtful debts increased by $954,943 or 168% from $568,388 to $1,523,331 as compared to corresponding period of the prior year. Since production ceased for reconstruction, we could not supply goods to our customers. Some customers refused to pay their debts within the normal trading terms. According to the provision method previously adopted, a further provision for bad debts was needed. However, most of the trade receivables that were classified as non-recoverable were recovered in the current period and presented in other income.

Finance cost decreased by $95,045 or 35% to $179,986 from $275,031 for the nine months ended September 30, 2004, as compared to the corresponding period of the prior year. It was due to the fact that one of the major bank loans was fully repaid in January 2004.

Other income increased by $2,511,728 from $26,894 to $2,538,622 for the nine months ended September 30, 2004. The increase was due to trade receivables, which were classified as non-recoverable in previous period, but were recovered in the current period.

Other expenses decreased from $399,776 for the nine months ended September 30, 2003 to $251,646 for the nine months ended September 30, 2004, a 37% or $148,130 decrease. The main contribution of the decrease was the decrease in insurance for vessels.

Current income taxes decreased by $183,371 or 100% from $183,371 to zero for the nine months ended September 30, 2004. It was due to the fact that Hainan Quebec operation experienced a loss for the current period while a profit was earned during nine months ended September 30, 2003; and Jiahua Marine was exempted from corporate income tax.

Deferred income tax increased to $199,390 from $51,130 by $148,260 compare with sam period of last year. The increase is due to timing difference for the provision for bad debts was eliminated in the current period.

Minority interest decreased by $713,002 from negative $375,058 to positive $337,944. The change resulted from HQSM's acquisition of the 15.58% minority interest of Hainan Quebec in August 2004.

The net income attributable to shareholders decreased by $1,358,119 to $370,072 in 2004. The decrease mainly resulted from the fact that almost no production took place in the first five months of 2004 while our processing plant was under major renovation.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

We have funded capital requirements through cash flow from operations. As of September 30, 2004 we had a cash balance of $5,910,764 and a working capital surplus of $ 4,017,046. This compares with a cash balance of $5,854,623 and a working capital surplus of $2,004,142 for April 30, 2004.

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

At of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective under Rule 13a-15.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, we have sold securities pursuant to the following transactions, all of which were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). We plan to use the proceeds of all such issuances for working capital and general corporate purposes.

In late August 2004, we issued 12,698,078 shares of our common stock to Sino-Sult Canada (S.S.C. Limited), in a private placement, in connection with the Nutraceutical Acquisition and pursuant to the Nutraceutical Purchase Agreement described elsewhere in this quarterly report.

In September 2004, we issued a total of 35,411 shares of our common stock to (1) Reiner Herman Thoelke (14,977 shares), (2) Graham Funnell (15,966 shares), and
(3) Amritlal Patel (4,468 shares), in a private placement pursuant to Regulation S promulgated under the Securities Act. The gross proceeds to the Company of the offering to these three invistors was $24,508, and the net proceeds after payment of escrow, finders' and other fees was $8,768.


ITEM 3 - DEFAULTS UPON SENIOR SECURITES

There have been no material defaults.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of security holders during the period covered by this report.

ITEM 5 - OTHER INFORMATION

During the period covered by this quarterly report, Fusheng Wang became our Honorary Chairman and director, effective August 17, 2004. Mr. Wang is the father of Lillian Wang Li, one of our executive officers and directors. In addition, Daniel Too became one of our independent non-executive directors, and we entered into an Independent Non-Executive Director Agreement with Mr. Too, effective September 2, 2004, which has been filed as an exhibit to this quarterly report. Finally, Jean-Pierre Dallaire has been appointed to serve as our Chief Financial Officer, effective September 1, 2004. We entered into an employment agreement with Mr. Dallaire, which has been filed as an exhbit to this report.

ITEM 6 - EXHIBITS
The following exhibits are being filed as part of this quarterly report:

Exhibit No.       Description
-----------       -----------

10.1              Agreement,   dated  as  of  November   4,  2004,   between  HQ
                  Sustainable Maritime Industries, Inc. and Sino-Sult Canada (S.S.C.) Limited.

10.2 Independent Non-Executive Director Agreement, dated as of September 2, 2004, between HQ Sustainable Maritime Industries Inc. and Daniel Too.

10.3              Employment  Agreement,  dated as of September 1, 2004, between
                  HQ  Sustainable   Maritime  Industries  Inc.  and  Jean-Pierre
                  Dallaire.

31.1              Certification of Norbert Sporns, Chief Executive Officer of HQ
                  Sustainable  Maritime   Industries,   Inc.  pursuant  to  Rule
                  13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2 Certification of Jean-Pierre Dallaire, Chief Financial Officer of HQ Sustainable Maritime Industries, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1 Certification of Norbert Sporns as the Chief Executive Officer of HQ Sustainable Maritime Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Jean-Pierre Dallaire as the Chief Financial Officer of HQ Sustainable Maritime Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                 HQ SUSTAINABLE MARITIME INDUSTRIES, INC.

                                 By: /s/ Norbert Sporns
                                    --------------------------------------------
                                    Name: Norbert Sporns
                                    Title: Chief Executive Officer and President

                                 Date:  November 15, 2004

                                 By: /s/ Jean-Pierre Dallaire
                                    --------------------------------------------
                                    Name: Jean-Pierre Dallaire
                                    Title: Chief Financial Officer

                                 Date: November 15, 2004