Form 10KSB
period 2004-12-31
HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
filed 2005-04-11
CIK 857073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                [GRAPHIC OMITTED]
                                      -37-
                                   FORM 10-KSB
                                   (MARK ONE)
          [ ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        [X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
         For the transition period from May 1, 2004 to December 31, 2004

                           COMMISSION FILE NO. 0-18980
                    HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
                 (Name of Small Business Issuer in Its Charter)

                             Process Equipment, Inc.
                                  (Former Name)
Delaware                                                     62-1407522
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

Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [X]


The issuer's revenues for the eight months ended December 31, 2004 were $20,782,264.


The  aggregate   market  value  of  the   registrant's   common  stock  held  by
non-affiliates as of December 2004 was approximately $ 6,589,962.08.


State the number of shares outstanding of each of the issuer's classes of equity securities, as of the latest practicable date: 95,055,123 shares of Common Stock, $0.001 par value per share, outstanding as of December 31, 2004


Transitional Small Business Disclosure Format (check one):


Yes [ ] No [X]

                                     PART I

ITEM 1. BUSINESS

As used in this annual report, "we", "us", "our", "HQSM", the "Group", "Company" or "our company" refers to HQ Sustainable Maritime Industries, Inc. and all of its subsidiaries and affiliated companies including Hainan Quebec Ocean Fishing Co. Ltd., or "HQOF" and Hainan Jiahua Marine Bio-Product Company Limited or "Jiahua Marine".

History

Our company was initially incorporated as Sharon Capital Corporation, or Sharon, on September 21, 1989 under the laws of the State of Nevada. Sharon was a "blind pool/blank check" corporation organized for the purpose of purchasing, merging with or acquiring a business or assets from another company. In July 1990, Sharon was changed to PEI, Inc., which was subsequently changed to Process Equipment, Inc. in November 1990. On March 17, 2004, Process Equipment, Inc., Process Equipment Acquisition Corporation, a Nevada corporation and wholly-owned subsidiary of Process Equipment, Inc., or PEAC, and Jade Profit Investment Limited, or Jade, a British Virgin Islands limited liability corporation, entered into an agreement and plan of merger. Pursuant to that agreement, Process Equipment, Inc., through PEAC, acquired Jade, and 84.42% ownership in Jade's subsidiary Hainan Quebec Ocean Fishing Co. Ltd, a People's Republic of China, limited liability corporation, which we refer to as HQOF. As a result of that transaction, HQOF became our main operating subsidiary.

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

On May 19, 2004, in order to effect a reincorporation from Nevada to Delaware, Process Equipment, Inc., a Nevada corporation, was merged with and into HQ Sustainable Maritime Industries, Inc., a Delaware corporation. Prior to the effective time of the reincorporation, HQ Sustainable Maritime Industries, Inc. had been a wholly-owned subsidiary corporation of Process Equipment, Inc. organized for the purposes of effecting the reincorporation. At the effective time of the reincorporation, HQ Sustainable Maritime Industries, Inc. became the surviving entity of the merger pursuant to which the reincorporation was completed, as well as the registrant for reporting purposes under the federal securities laws. The merged entity is governed by the Delaware General Corporation Law and the certificate of incorporation and bylaws of HQ Sustainable Maritime Industries, Inc.

The reincorporation was completed pursuant to an Agreement and Plan of Merger dated as of May 19, 2004, by and between Process Equipment, Inc. and HQ Sustainable Maritime Industries, Inc., and was approved by the holders of approximately 73% of the issued and outstanding common stock of Process

Equipment, Inc. by written consent in lieu of a special meeting of the stockholders of Process Equipment, Inc. (all as more fully described in the Information Statement).

At the effective time of the reincorporation, the directors and executive officers of Process Equipment, Inc. became the directors and executive officers of HQ Sustainable Maritime Industries, Inc. HQ Sustainable Maritime Industries, Inc.'s business, mailing address, principal executive offices and telephone number are the same as those of Process Equipment, Inc.

At the effective time of the reincorporation, each outstanding share of common stock, par value $.001 per share of Process Equipment, Inc. was automatically converted into one share of common stock, par value $.001 per share of HQ Sustainable Maritime Industries, Inc. Outstanding options and warrants to purchase shares of Process Equipment, Inc. were automatically converted into options and warrants to purchase the same number of shares of HQ Sustainable Maritime Industries, Inc. Each employee stock plan and any other employee benefit plan to which Process Equipment, Inc. was a party were assumed by HQ Sustainable Maritime Industries, Inc. and, to the extent any such plans provided for the issuance or purchase of Process Equipment, Inc. common stock, such plans now provide for the issuance or purchase of HQ Sustainable Maritime Industries, Inc. common stock.

It was not and is not necessary for stockholders to exchange their existing Process Equipment stock certificates for new certificates bearing the name of HQ Sustainable Maritime Industries, Inc. Shares of Process Equipment, Inc. common stock, traded under the symbol "PEQM.OB" on the OTC Bulletin Board prior to reincorporation, continue to be traded on the OTC Bulletin Board under the symbol "HQSM.OB" as HQ Sustainable Maritime Industries, Inc. common stock. The OTC Bulletin Board and HQ Sustainable Maritime Industries, Inc.'s transfer agent will consider the existing Process Equipment, Inc. stock certificates as constituting "good delivery" in post-reincorporation transactions involving HQ Sustainable Maritime Industries, Inc.'s common stock. In addition, the merged company was also assigned a new CUSIP number. The new CUSIP number is 40426A 10 9.

The foregoing description of the reincorporation is not intended to be complete and is qualified in its entirety by the complete text, including exhibits, of the Information Statement.

On August 17, 2004, we entered into a Purchase Agreement with Sino-Sult Canada (S.S.C.) Limited, a Canadian limited liability corporation ("SSC"), whereby we acquired Sealink Wealth Limited ("Sealink"), SSC's wholly owned subsidiary incorporated in the British Virgin Islands. That purchase agreement was filed as an exhibit to our current report on Form 8-K filed with the Commission on August 18, 2004. Sealink is the sole owner of Hainan Jiahua Marine Bio-Products Co. Ltd., a limited liability company existing in China ("Jiahua Marine") which is primarily engaged in the production and sales of marine bio-products and healthcare products in the PRC, as described in more detail in the above current report. Also as previously disclosed, in the same current report, SSC is owned by three of our current directors and executive officers who are also, together, indirect beneficial owners of the majority of our capital stock. The consideration of the acquisition is $20 million in terms of 12,698,078 shares (equivalent to $8,888,655), $11,011,345 promissory note convertible to 15,732,493 Class A shares and $100,000 promissory note convertible to 100,000 Series A preferred stock with par value at $0.001 per share. Both promissory notes accrue interest at the rate of 5% per annum. 12,698,078 shares were issued to SSC on August 17, 2004 after the Purchase Agreement was signed. And $11,011,345 of promissory notes were converted to 15,732,493 Class A shares on November 18, 2004.

Further, as previously disclosed in the above current report, effective from August 17, 2004, HQSM caused Jade Profit Investment Limited, its wholly-owned subsidiary, to acquire the minority equity interest equal to 15.58% that Jade did not already own in Hainan Quebec Ocean Fishing Company Limited, HQSM's principal operating subsidiary. This purchase was effected by Jade pursuant to the Purchase Agreement, dated as of August 17, 2004, between Jade and Hainan Fuyuan Investment Company Limited, the holder of the minority equity interest of HQOF being acquired by Jade. Jade has previously obtained all requisite governmental approvals in the PRC in order to consummate this transaction. The consideration of $5,695,145 was fully paid in cash on October 31, 2004.

On April 16, 2004, HQ Sustainable Maritime Marketing Inc. ("HQSM Marketing") was formed and registered in USA, wholly owned by HQSM. This new subsidiary is being dormant during the year.

On June 15, 2004, HQ Sustainable Maritime Marketing (Canada) Inc ("HQSM Canada") was formed in Canada and is wholly owned by HQSM. HQSM Canada commenced operations in June 2004, and performs business development, sales and marketing in the Canadian market.

Our principal executive office is located at Wall Street Center, 14 Wall Street, 20th Floor, New York, New York 10005, and our telephone number is (212) 618-1712. The URL for our website is http://www.hqfish.com.

Business

The Group is principally engaged in the vertically integrated business of aquaculture through co-operative supply arrangements, ocean product harvesting, and processing and sales of farm-bred and ocean harvested aquatic products, as well as the production and sale of marine bio-products and healthcare products. The Group is committed to providing a variety of high quality aquatic products and health products through an integrated operation that covers value added key areas along the production chain from a bio-secure and stable supply of tilapia and shrimp under stringently monitored conditions, processed in accordance with internationally recognized standards of hygiene. Since the Group acquired Sealink Wealth Limited ("Sealink" hereafter), The Group has also engaged in the production and sale of marine bio-products and healthcare products in the PRC. The principal products of Hainan Jiahua Marine Bio-Product Company Limited (100% owned subsidiary of Sealink) are Shark Cartilage Capsule, Shark Liver Oil and Shark Liver (Soft gel). The major market is in the PRC.

The Group has developed a co-operative supply network in Hainan Province, China (for aquaculture product), which allows it to guarantee quality and quantity of products for processing without engaging directly in farming operations and having to deal with the associated capital costs and risks. The Group, through the co-operative supply agreements, is active in the transfer of technology to its suppliers and the constant monitoring of quality.

Manufacturing

Aquaculture Product

The Group's aquatic products processing plant is a Canadian designed facility and is located in Hainan, the PRC. Prior to May 2004, the Group had two production lines in aggregate and they are located in the same processing plant in Hainan. From January to May, 2004 the plant was expanded to six production lines. These six lines include two filleting lines, two whole round fish processing lines (principally Tilapia which is gutted, scaled and gilled) and two shrimp processing lines. The facility is capable of processing an average of approximately 10,000 tons per year of whole round fish (principally Tilapia), 3,000 tons per year of fillet and 3,000 tons per year of shrimp. The plant operates in two shifts for a total of 17 hours.

The Group's products have been awarded HACCP Certification for exporting aquatic products to the US and Japan. HACCP is used by the US Food and Drug
Administration in controlling food safety and sanitary hazards. It is a preventive system previously used by astronauts, focusing on preventing hazards that could cause food-borne illnesses by applying science based controls, from raw materials to finished products. The successful implementation of a HACCP plan is dependent upon the design and performance of facilities and equipment, combined with excellent quality control and hygiene practices, which can minimize the occurrence of a hazard in a finished product.

Apart from the HACCP Certification, the Group has also been assigned an EU Code for exporting aquatic products to the EU. The EU has designated only two producers in Hainan Province. The code is highly coveted since very few new attributions of code are being accepted. This increases the value of export to the EU since buyers routinely pay more than their US counterparts. The Directors believe the awards of the HACCP Certification and the assignment of the EU Code have enabled the Group to export to the US and the EU respectively. The HACCP Certification and EU Code assignment signify the Group's attainment of stringent hygiene standards and enable the Group to better market and export its processed aquatic products to overseas clients in the US and the EU.

The Group's products are also acknowledged as eco-friendly by the Canadian International Development Agency (CIDA). CIDA is an agency of the Canadian Government that maintains programs of direct government to government aid for developing countries and also has programs which support private investment in developing countries which meet stringent environmental and social criteria. It provided early stages development support through the transfer of technology to aquaculture operations, fish processing and ocean harvesting operations. A pre-condition to the receipt of this support was the preparation of detailed environmental and social (gender) impact studies. It is these studies which amount to an environmental and Fair Trade appreciation of the activities of HQ and can be described as an eco-friendly certification. This illustrates that the Group has met or exceeded certain standards of environmental protection and that the Group has conducted its business in a sustainable and socially responsible fashion with high regard for the environment and place of women in the communities in which it operates.

The Group conducts sample laboratory testing on the Group's processed aquatic products to ensure no forbidden substances are present in them. The laboratory testing was initiated by the Group in compliance with strict quarantine guidelines imposed by domestic export control government agencies and foreign import control government agencies.

Health and Bio-product

Our production workshops consist of two production lines: the powder line and the oil line. We have raw material treatment workshops, such as an extraction workshop, a freezing and drying workshop, a powder distillation workshop and a finished product workshop in powder line. We also have pre-treatment workshops, such as a cooling and filtration workshop, a molecular distillation workshop, a supplemental stuff workshop and a capsule workshop in oil line. The production lines are equipped with a complete set of imported and domestic made devices, including: a vacuum frozen dryer for bio-products, a molecular distillation device, a micro-disintegrator, a packing machine and test instruments, etc.

The Products

The following are a brief description of our products.

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

Tilapia  aquaculture  has grown  impressively  during the 1990s,  and  forecasts indicate that the industry will continue to expand significantly in the years to come.  US is the world's  largest  consumer of tilapia.  In 2004,  more than 175 million USD of Tilapia was sold in the United States representing almost 250,000
metric  tons  of  live   weight   (See   American   Tilapia   Association   (See
http://ag.arizona.edu/azaqua/ata.html).  Due to limited resources in domestic US tilapia production, tilapia imports to the US are expected to increase. Imported tilapia already  accounts for around 90% of total  consumption of tilapia in the
US. We believe that the largest demand for tilapia in the world will continue to be the US.

TABLE 6

Top ten species groups in aquaculture production: quantity and growth

Species group                                   2000          2002     Share of 2002    APR
                                                                            total
                                                     (tonnes)                  (percent)
Top ten species groups in terms of quantity
Carps and other cyprinids                     15 451 646   16 692 147       41.9        3.9
Oysters                                       3 997 394    4 317 380        10.8        3.9
Miscellaneous marine molluscs                 2 864 199    3 739 702         9.4       14.3
Clams, cockles, arkshells                     2 633 441    3 430 820         8.6       14.1
Salmons, trouts, smelts                       1 545 149    1 799 383         4.5        7.9
Tilapias and other cichlids                   1 274 389    1 505 804         3.8        8.7
Mussels                                       1 370 953    1 444 734         3.6        2.7
Miscellaneous marine molluscs                 1 591 813    1 348 327         3.4       -8.0
Shrimps, prawns                               1 143 774    1 292 476         3.2        6.3
Scallops, pectens                             1 154 470    1 226 568         3.1        3.1




Top ten species groups in terms of growth
Cods, hakes, haddocks                           169         1 445                     192.4
Misc. demersal fishes                         8 701        15 302                      32.6
Misc. marine crustaceans                      34 202       52 377                      23.7
Flounders, halibuts, soles                    26 309       38 909                      21.6
Tunas, bonitos, billfishes                    6 447        9 445                       21.0
Freshwater crustaceans                        411 458      591 983                     19.9
Crabs, sea-spiders                            140 235      194 131                     17.7
Freshwater molluscs                           10 220       13 414                      14.6
Misc. freshwater fishes                       2 864 199    3 739 702                   14.3
Clams, cockles, arkshells                     2 633 441    3 430 820                   14.1

Note: Data exclude aquatic plants. APR refers to the average annual percentage growth rate for 2000-2002.

(Source State of The World Fisheries and Aquaculture (FAO) 2004 Report Part 1 table 6 See http://www.fao.org/sof/sofia/index_en.htm)

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

Recently, with the increase in production of tilapia in the PRC and the growing demand of tilapia in the international market, the export of tilapia from the PRC has also increased. We believe that tilapia has great potential for market growth.

Fresh Water Shrimp Products

Shrimp is a favorite seafood all over the world. The giant tiger prawn or black tiger shrimp (Penaeus monodon) accounts for more than half of all farmed shrimp and dominates production in Thailand, Indonesia, India and the Philippines. In the PRC, the fleshy prawn or Chinese white shrimp (Penaeus chinensis) is dominant, whereas in Latin America it is the white leg shrimp (Litopenaeus Vannamei) which is the leading species. The Indian prawn (Penaeus indicus) is also farmed in Asia.

White Leg Shrimp in the PRC

Aquaculture of shrimp is rapidly developing in the PRC. White leg shrimp with its scientific name of Litopenaeus vannamei, is one of the world's most important farmed products. It is found throughout Central and South America and along the coast of the Pacific Ocean. With the introduction of parent white leg shrimp into the PRC and the success in raising seedlings, total production of white leg shrimp increased to 300,000 tonnes in 2000.

Health products

The acquisition of Jiahua Marine provides HQ with the capacity to manufacture nutraceuticals to enrich feed formulations for tilapia and shrimp farmed in the Hainan area. These ingredients are directed at improving general health, growth, feed conversion and meat quality of fish and shrimp. Such products boost the immune system of shrimp to ward off common viruses and deliver various functional food nutrients to humans through the fish and shrimp they eat. HQ is working with leading technology providers throughout the world, in particular in the United States, to deliver these new nutraceutical additives to the fish and shrimp farming industry.

Jiahua Marine is also engaged in the production and sales of marine bio-products and healthcare products in the PRC. It currently operates two activities, a marine bio-products factory and research and development activity. The marine bio-products factory is located in Wenchang City of Hainan Province, with a ground floor area of 16,667 square meters and a construction area of approximately 8,000 square meters. It operates two production lines: the powder-product line and the oil-product line. The bio-products factory has obtained HACCP certification from the CIQ (China Entry-Exit Inspection and Quarantine Bureau). Jiahua Marine currently sells healthcare products under the brand name "Jiahua." Sales for its fiscal year ended December 31, 2003 were over $7 million and after-tax net profit was approximately $2.7 million. Sales in 2004 presently outpace those of 2003.

Jiahua Marine's second activity is related to research and development in association with Marine Organism Research Institute, which is headed by a group of experts specializing in the research and development of products derived from marine organisms in China. Clinical trials and laboratory testing on Jiahua Marine's various healthcare products have resulted in National Certification. These products currently sold throughout China, are naturally derived from ocean-harvested byproducts and are winners of Science and Technology Progress Awards in China. Jiahua Marine also has established a long-term relationship with the Qingdao University of Oceanography for production-research and training.

Jiahua Marine production lines are ideally suited for the manufacture of nutraceutical components. The plant is equipped with specific gravity molecular separator and accessory equipment for the manufacture of nutraceutical products that can serve as feed additives in the production of feed, including tilapia and shrimp feed.

Jiahua Marine products provide leading ocean-sourced raw materials processed at its own plant. Patented, laboratory and clinically tested products have resulted from years of research and development administered through a partnership with Qingtao Ocean University and its Marine Bioengineering Research Institute. Two products are produced from refined shark cartilage and two from shark liver (harvested from non-endangered shark species). These products are more fully described below:

* Patent Number 460000X340-2001 -- Shark cartilage is highly alkalescent; it contains chondroitin sulfate and calcium and impacts the human body positively in the following ways:

               --   Increases  efficiency of immune  system,  activates NK cells associated with combating cancer (sharks are cancer free);
               --   Reduces blood acidity improving
               --   Blood pressure
               --   Apoplexy
               --   Heart disease
               --   Fertility
               --   Osteoporosis

*    Patent   Number   460000X131-2001   --  Shark   cartilage   also   contains
     glycosaminoglycan, Amino Acids, and collagen proteins which have been specially processed for absorption into the skin and impacts the human body positively in the following ways:

               --   Increases subcutaneous water content
               --   Reduces wrinkles
               --   Slows the visible effects of aging

* Patent Number 460000X338-2001 -- Shark Liver oil is rich in squalene and other nutrients, to which we add vitamins D and E, and impacts the human body positively in the following ways:

               --   Improves   absorption   of  oxygen  in  the  body  which  is
                    particularly  important for the brain which  consumes 23% of the oxygen used in the body
               --   Eliminates fatigue
               --   Improves health

* Patent Number 460000X342-2001 -- Shark liver oil contains 100 times more Alkoxy-Glyceryl (AKGS) than mothers milk. It is also rich in omega 3 oils recommended for nursing mothers, and impacts the human body positively in the following ways:

               --   Improves resistance to disease;
               --   Improves phosphate for brain cell production

The above products have been shown to be effective.

In 2003, Jiahua Marine commenced a sales strategy, which it believes will lead to strong growth in the current and future years. A unique direct marketing campaign has been introduced in conjunction with large scale tours organized throughout China in prime tourist destinations -- Sanya, Beihai (China's premiere tropical leisure vacation centers) and the Three Gorges project. These tours are captive audiences learning the health advantages of the products during an outing associated with their leisure activities. In addition, in 2003 sales have begun in Hualian Supermarket Co. Ltd., (one of the largest specialty chains in China with well over 1200 outlets and sales of US$2 billion, the first publicly listed supermarket retailer in China) as well as in health product and pharmaceutical outlets throughout China.

In March 2005, the Group finalised with American River Nutrition Inc. (ARN) an agreement providing HQSM with leading nutraceutical technology for its health products and nutraceutically enriched aquaculture feed products business. The Agreement also sets the stage for distribution of Health products produced by HQSM in the United States as well as introducing ARN nutraceuticals into China through HQSM's marketing network there.

ARN has cutting edge technology to develop unique nutraceuticals for aquaculture feeds. These ingredients are directed at improving general health, growth, feed conversion and meat quality of fish and shrimp. ARN is currently developing a product that can boost the immune system of shrimp to ward off common viruses.
The impact of access to these new technologies will be a significant boost in developing proprietary technology within the company and an expected significant boost in sales and profitability. Furthermore, the agreement will begin the process of selling HQSM health products in the United States as well as the sale of ARN products through HQSM's distribution network in China. The relevant health products markets in both countries represent a multi-billion dollar business and is expected to lead to the development and sale of many more such products for these markets. Currently HQSM produces and sells shark liver oil and shark cartilage products and sells these through a unique direct sales and retail sales system in China. Currently ARN produces and sells its patent-protected DeltaGold(R) vitamin E, primarily in the USA and Canada.

ARN will work with HQSM to develop and validate relevant technologies and coordinate the application of nutraceutical feed ingredients in feed products for Tilapia and Shrimp particularly developing Nutraceutical feed additives in HQSM's Nutraceutical plant that are health oriented and environmentally sound.

Marketing

Our sales and marketing team consists of nine members and is under the supervision of Mr. Harry Wang, our Chief Operating Officer. The sales and marketing team is responsible for establishing our sales and distribution networks both domestically and internationally, promoting our image and product awareness, and maintaining our customer relationships.

We believe that HQOF, one of our principal operating subsidiaries, is the only vertically integrated PRC-based producer present at the International Seafood Shows. This enables HQOF to establish high level and immediate contacts with potential buyers. Buyer preferences and our response to these preferences as well as prices and response to quality and quantity concerns can be immediately addressed without the usual screening and middleman costs.

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

People's Republic of China

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


All health and bio-products of the group are sold in this geographic region. A North American marketing initiative has been commenced by the signing of a marketing and distribution agreement with American River Nutrition in March of 2005. The first step in this process is the re-testing of the products by American laboratories to reproduce Chinese results and to make additional tests to support more claims regarding the products.

Competition

Our company is principally engaged in the vertically integrated business of aquaculture through co-operative supply agreements, ocean product harvesting and processing and sales of farm-bred and ocean harvested aquatic products. The co-operative supply agreements entered into between HQOF and selected tilapia and shrimp farmers in Hainan Province secure the supply, quality and price of raw materials for our Production. Through such arrangement, we believe that we have a competitive advantage over our competitors in Hainan Province.

The PRC aquaculture industry is open to competition from local and overseas operators engaged in aquaculture and from other captured fish producers. Our major aquaculture products, tilapia and shrimp, are also facing competition from some other domestic aquaculture producers. Some of the domestic aquaculture processing companies in Hainan Province also obtain the same HACCP Certification and EU Code assignment that we possess, which certifies that their products are also in compliance to certain standards. However, we believe that the competition from such producers is minimal because, to the best of our knowledge, there is no competitor in Hainan Province that has a similar operating scale and production capacity, or that has developed the vertically integrated business model under which we operate.

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

Integrated operations. We run a vertically integrated operation that covers key areas along the production chain including sourcing, co-operative supply farming and distribution. Co-operative supply agreements have been secured with several producers who benefit from our extensive technology development program. Through intensive monitoring and quality control of fish fry, pond environment and feed supply, we are able to assure the supply of quality aquaculture products.

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

Co-operative supply and vertical integration. We have assured supply, quality and price of raw materials for production through long term arrangements with leading local suppliers of shrimp and tilapia. We actively monitor aquaculture quality and provide technological support to our suppliers, which allows us to concentrate our resources and minimize risks. Through intensive monitoring and control of the growth of fish fry, shrimp larvae, pond environment and feed supply, we are able to assure the supply of quality aquaculture products and to enhance product differentiation.

An established track record and brand name in the industry. Since our inception, we have established a track record of supplying high quality aquatic products to our overseas and local customers.

Good quality control. Safe and hygienic processing of aquatic products is of paramount importance, as any failure to carry out the processing of harvested fish correctly could render the product unsuitable for human consumption. We adopt and implement stringent quality control measures and procedures throughout our production process. Our processing plant in Hainan Province has obtained HACCP and EU Code assignment.

Low labor cost. We are operating in a labor intensive industry. Due to the lower labor costs in China, we are able to achieve lower operating cost advantage when compared to our competitors in North America and elsewhere.

Local government support. The policy of Hainan Provincial Government is to encourage increased investment in aquaculture and increased export of farmed aquatic products. In December 2001, HQOF, our main operating subsidiary, was recognized as a "Leading Agriculture Enterprise" by Hainan Provincial
Government, and in April 2001 HQOF was recognized as a New and High Tech Enterprise of Hainan Province. These recognitions will be a great asset when we participate in annual trade shows including the International Boston Seafood Show and European Seafood Exposition.

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

Awards we have received. In December 2001, the Company was recognized as a "Leading Agriculture Enterprise" by Hainan Provincial Government, and in April 2001, the Company was awarded the "New/high tech Enterprise of Hainan Province" by Hainan Provincial Technology Authorities. In January 2003, the Company was awarded the Industrial Enterprise of the Province. In 2002, The Company was named a Leading Agriculture Enterprise for both Hainan Province and Wenchang. Our board of directors believes that these accreditations reflect our achievements and contribution to the development of the PRC aquaculture industry. In March 2005, the Company was awarded the prestigious China Excellence Award, for health product excellence and advancement of China business practices, by the China Association of Entrepreneur Foreign Investment (CAEFI), a branch of the China Ministry of Commerce of the People's Republic of China.

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

Patents and Trade Secrets

The Company presently has the following patents on its products.

* Patent Number 460000X340-2001 -- Shark cartilage is highly alkalescent; it contains chondroitin sulfate and calcium and impacts the human body positively in the following ways:

                -- Increases efficiency of immune system, activates NK cells associated with combating cancer (sharks are cancer free);
                --  Reduces blood acidity improving
                --  Blood pressure
                --  Apoplexy
                --  Heart disease
                --  Fertility
                --  Osteoporosis

* Patent Number 460000X131-2001 -- Shark cartilage also contains glycosaminoglycan, Amino Acids, and collagen proteins which have been specially processed for absorption into the skin and impacts the human body positively in the following ways:

                --  Increases subcutaneous water content
                --  Reduces wrinkles
                --  Slows the visible effects of aging

* Patent Number 460000X338-2001 -- Shark Liver oil is rich in squalene and other nutrients, to which we add vitamins D and E, and impacts the human body positively in the following ways:

                --  Improves   absorption   of  oxygen  in  the  body  which  is
                    particularly important for the brain which consumes 23% of the oxygen used in the body
                --  Eliminates fatigue
                --  Improves health

* Patent Number 460000X342-2001 -- Shark liver oil contains 100 times more Alkoxy-Glyceryl (AKGS) than mothers milk. It is also rich in omega 3 oils recommended for nursing mothers, and impacts the human body positively in the following ways:

                --  Improves resistance to disease;
                --  Improves phosphate for brain cell production.

Employees

Through HQOF and Jiahua Marine, our principal operating subsidiaries, we currently employ approximately 434 employees, all of whom are full-time employees. They are located predominantly in Haikou, PRC, with the rest of them located in Wenchang, PRC. We have employment contracts with many of our employees. None of our employees are covered by a collective bargaining agreement, and we believe our employee relations are good.

ITEM 2. PROPERTIES

The Group operates its aquaculture processing activities in its production base located at No. 1 Pier of Qinglan Sub-factory, Qinglan Port, Wenchang, Hainan Province, the PRC. The land where the production base is located is rented from PLA Haijun No. 4802 Factory to Hainan Fuyuan pursuant to a lease agreement (the "Lease Agreement") dated 5 September 1999 for a term of 10 years from 1 October 1999 to 30 September 2009, at an annual rent of RMB210,000. According to Jundui Property Leasing Certificate of Approval (Document number: (2001) - 00386 dated 20 May 2001, the Lease Agreement has been registered/filed by PLA Haijun Property Administration Bureau and HQOF had issued a confirmation letter on 23 September 2002 to undertake all rental payable and other conditions set out in the Lease Agreement.)

The Group operates its health and bio-product processing activities in its production base located on the East side of Wen Qing Road, Wenchang, Hainan Province, the PRC. The land-use-right cost is $81,154. and the term of the right is 50 years, which commenced in December 2000.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not applicable

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the Over-The-Counter Bulletin Board system and the National Association of Securities Dealers (NASD) Electronic Bulletin Board under the symbol "HQSM.OB."

The following table sets forth, for the periods indicated, the high and low sale prices for our common stock as reported by the National Quotation Bureau, Inc.

Fiscal Year Ended April 30 (1)

2003   First Quarter (May 2003 - July 2003)                    $0.17      $0.16
       Second Quarter (August 2003 - October 2003)             $0.25      $0.16
       Third Quarter (November 2003 - January 2004)            $0.5       $0.17
       Fourth Quarter (February 2004 - April, 2004)            $2.8       $0.15

Fiscal Year Ended December 31

2004   First Quarter (May 2004 - June 2004)                    $1.15      $0.56
       Second Quarter (July 2004 - September 2004)             $0.95      $0.27
       Third Quarter (October 2004 - December 2004)            $0.38      $0.18

Period following December 31, 2004
       January 2005                                            $0.31      $0.22
       February 2005                                           $0.31      $0.22
       March 2005                                              $0.31      $0.21

(1) Effective May 1, 2004, we changed our fiscal year end from April 30 to December 31.

On December 31, 2004, the closing bid price of our common stock was $0.26.

As of December 31, 2004, there were 1,012 holders of record of our common stock.

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

On March 17, 2004, in connection with the merger of all of the capital stock of Jade Profit Investment Limited, a British Virgin Islands limited liability corporation, into Process Equipment, Inc., we issued:

(a) 21,355,200 shares of our common stock to four shareholders, in a private placement under Section 4(2) of the Securities Act;

(b) warrants to acquire an additional 27,068,570 shares of newly-issued common stock to four shareholders. The warrants' exercise price was $0.00 per share. The warrants were issued instead of shares due to the lack of sufficient authorized numbers of shares of common stock, which were issued after shareholders approval was obtained. The warrants were issued in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act and Regulation D thereunder. All of the warrants were exercised in full in May 2004 after the shareholders approved the increase of the authorized shares of common stock.

On May 28, 2004, we issued 18,600 shares of our common stock and 150,000 warrants to purchase shares of our common stock to Consulting for Strategic Growth 1, Ltd., in consideration of the public relations services rendered to us by that firm. In consideration of the same services, we also issued 900 shares to Bonnie Barrett Stretch, a related party of Consulting for Strategic Growth. All of these securities were issued in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act.

On August 17, 2004, we entered into a Purchase Agreement ("Nutraceutical Purchase Agreement") with Sino-Sult Canada (S.S.C.) Limited, a Canadian limited liability corporation ("SSC"), and Sealink Wealth Limited, a British Virgin Islands limited liability corporation ("Sealink"), whereby we acquired Sealink, SSC's wholly owned subsidiary, on the terms and conditions as specified therein. The Nutraceutical Purchase Agreement has been filed as an exhibit to the report we filed on Form 8-K on August 18, 2004.

The consideration is payable by HQSM in the following manner:

(i) On August 27, 2004, $8,888,655 in the form of 12,698,078 shares of HQSM's common stock, $0.001 par value per share, up to but not exceeding 19.9% of the outstanding shares of HQSM's common stock, on a fully-diluted basis, to be delivered to SSC at closing; and

(ii) the remaining balance of $11,111,345 to be payable in the form of a convertible promissory note issued by HQSM to SSC. The note will accrue interest at the rate of 5% per annum and is convertible into: first, one hundred thousand US Dollars (US$100,000) for 100,000 shares of HQSM's Series A preferred stock, $0.001 par value per share, the proposed terms of which are described below and are fully subject to receipt of all necessary shareholder consents and approvals, and thereafter, the remaining principal amount of the note equal to US$11,011,345 into 15,732,493 shares of HQSM's common stock. On November 18, 2004, the $11,011,345 promissory note was converted to 15,732,493 shares of HQSM's common stock.

On August 31, 2004, we issued 35,411 shares of our common stock to three parties in consideration of $24,508.

In October, 2004, we issued 570,351 shares of our common stock to nineteen parties in consideration of $217,340.

In November, 2004, we issued 641,169 shares of our common stock to twenty-six parties in consideration of $177,737.

On November 18, 2004, we issued 89,285 shares of our common stock to our three independent non-executive directors Jacques Vallee, Fred Bild and Daniel Too in consideration of $25,000 of their salaries.

In December, 2004, we issued 919,964 shares of our common stock to twenty-nine parties in consideration of $285,286.

On December 1, 2004, we issued 18,600 shares of our common stock to Consulting for Strategic Growth 1, Ltd., in consideration of the public relations services rendered to us by that firm, amounting at $5,394. In consideration of the same services, we also issued 900 shares to Bonnie Barrett Stretch, a related party of Consulting for Strategic Growth in consideration of $261.

On December 1, 2004, we issued 520,685 shares of our common stock to John O'Shea, Henry S. Krauss, Daniel Luskind and Marika Xirouhakis in consideration of their services rendered to us as financial advisors in our Spring 2004 reverse merger.

On December 22, 2004, we issued 18,750 shares of our common stock and 50,000 warrants to purchase shares of our common stock to Consulting for Strategic Growth 1, Ltd., in consideration of the public relations services rendered to us by that firm, amounting at $6,562.50.

Transfer Agent

Our transfer agent is American Stock Transfer and Trust Company. Its address is 59 Maiden Lane, Plaza Level, New York, New York 10038.

Dividends

We may never pay any dividends to our shareholders. We did not declare any dividends for the eight months ended December 31, 2004. Our board of directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words "believes," "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-KSB.

General Overview

The following Management's Discussion and Analysis ("MD&A") is intended to help the reader understand our group. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes ("Notes").

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

Effective May 1, 2004, the fiscal year of the Group changed from April 30 to December 31.

On May 18, 2004, we filed a Current Report on Form 8-K reporting the change in our certifying accountant from Baum & Company to Rotenberg & Co., LLP. That report also clarified the implementation of the change in fiscal year that was previously addressed in the Form 8-K filed March 17, 2004.

On August 17, 2004, we filed a Current Report on Form 8-K reporting that HQSM acquired a subsidiary Sealink Wealth Limited together with its subsidiary Hainan Jiahua Marine Bio-product Company Limited ("Jiahua Marine"). In addition, the Company also caused Jade Profit Investment Limited, our wholly-owned subsidiary, to acquire the minority equity interest equal to 15.58% that Jade does not already own in HQ Ocean Fishing Company Limited.

Thereafter, our principal activity became manufacturing and selling aquatic and health products.

Critical Accounting Policies And Estimates

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's consolidated financial statements.

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

The Group does not always receive revenue for shipping and handling to customers. Shipping and handling expenses incurred by the Group for the eight months ended December 31, 2004 and 2003, respectively, are included in selling and administrative expenses in the accompanying consolidated statements of income.

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

On August 17, 2004, we entered into a Purchase Agreement ("Nutraceutical Purchase Agreement") with Sino-Sult Canada (S.S.C.) Limited, a Canadian limited liability corporation ("SSC"), whereby we acquired Sealink Wealth Limited
("Sealink"), SSC's wholly owned subsidiary incorporated in the British Virgin Islands. The Nutraceutical Purchase Agreement was filed as an exhibit to our Current Report on Form 8-K filed with the Commission on August 18, 2004. Sealink is the sole owner of Hainan Jiahua Marine Bio-Products Co. Ltd., a limited liability company existing in China ("Jiahua Marine") which is primarily engaged in the production and sales of marine bio-products and healthcare products in the PRC. SSC is owned by Harry Wang Hua (51%), Lillian Wang Li (25%), and Norbert Sporns (24%) (collectively, the "SSC Owners"). Lillian Wang Li and Harry Wang Hua are brother and sister. Lillian Wang Li is married to Norbert Sporns. The SSC Owners are current directors and executive officers of HQSM, as well as, collectively, indirect beneficial owners of the majority of its capital stock.

Under the terms of the Purchase Agreement, HQSM agreed to purchase SSC's entire interest in Sealink, thus acquiring all of Sealink's interest in Jiahua Marine, in exchange for a total purchase price of $20,000,000. This amount represents approximately a 15% discount on the value of Sealink, based on an independent valuation equal to RMB 198.2 million (approximately US$23.8 million, based on currency exchange rate of 8.30 RMB = 1 US$), which was carried out by Vigers Appraisal & Consulting Limited. The Vigers Appraisal and Consulting Limited report was filed as an exhibit to our Current Report filed on Form 8-K on August 18, 2004. Consideration was paid by HQSM in the following manner: $8,888,655 in the form of 12,698,078 shares of HQSM's common stock, $0.001 par value per share, up to but not exceeding 19.9% of the outstanding shares of HQSM's common stock, on a fully-diluted basis, to be delivered to SSC at closing, and (ii) the remaining balance of $11,111,345 to be payable in the form of a convertible promissory note issued by HQSM to SSC. The note will accrue interest at the rate of 5% per annum and is convertible into: first, $100,000 for 100,000 shares of HQSM's Series A preferred stock, $0.001 par value per share, the proposed terms of which are described below and are fully subject to receipt of all necessary shareholder consents and approvals, and thereafter, the remaining principal amount of the note equal to $11,011,345 into 15,730,493 shares of HQSM's common stock.

Subject to receipt of all necessary shareholder consents and approvals, under the proposed terms of the certificate of designation for the Series A preferred stock of HQSM, a form of which is included as an exhibit to the Purchase Agreement, the board of directors of HQSM designated 100,000 shares of HQSM's capital stock as its Series A preferred stock. As currently proposed, the holder of each share of the Series A preferred stock would have the right to the voting power equal to that of one thousand shares of HQSM's common stock, and with respect to such vote, each such holder would have full voting rights and powers equal to the voting rights and powers of the holders of common stock. In addition, a vote or consent of a majority of the holders of the Series A preferred stock is proposed to be required for the following corporate actions of HQSM: (1) authorize, create or issue, or increase the authorized number of shares of any class or series of capital stock ranking prior to or on parity with the Series A preferred stock; (2) authorize, create or issue any class or series of common stock other than common stock; (3) authorize any reclassification of the Series A preferred stock; (4) authorize, create or issue any securities convertible into or exercisable for capital stock prohibited by
(1) or (2) above; (5) amend the terms of the Series A preferred stock; or (6) enter into any disposal, merger or reorganization involving 20% of the total capitalization of HQSM. In addition, it is proposed that holders of the Series A preferred stock would have the right to convert it into common stock as provided in the certificate of designation for the Series A preferred stock.

HQSM believes that its acquisition of Sealink and Jiahua Marine will give it access to nutraceutically enriched shrimp and tilapia feed, allowing it to farm and market, through its cooperative farms, nutraceutically enriched products. The processes used by Jiahua Marine are natural and can be part of an organic certified tilapia and shrimp product production strategy.

In addition, effective August 17, 2004, we also caused Jade Profit Investment Limited, our wholly-owned subsidiary, to acquire the minority equity interest equal to 15.58% that Jade does not already own in Hainan Quebec Ocean Fishing Company Limited, our (then) principal operating subsidiary. This purchase was effected by Jade pursuant to the Purchase Agreement, dated as of August 17, 2004, between Jade and Hainan Fuyuan Investment Company Limited, the holder of the minority equity interest of HQOF being acquired by Jade. That Agreement has been filed as an exhibit to this report. Jade has previously obtained all the requisite governmental approvals in the PRC in order to consummate this transaction.

The Company conducts its operations through two wholly owned subsidiaries, Hainan Quebec Ocean Fishing Company Limited ("HQOF") and Hainan Jiahua Marine Bio-product Company Limited ("Jiahua Marine").

HQOF was incorporated in Hainan Province of the People's Republic of China ("China" or the "PRC") on December 28, 1997, and has an approved operating period through December 27, 2022. HQOF manufactures aquatic products. HQOF sells its products primarily in the PRC and North America. HQOF's sales are to both import and export company, retail seller and under its own brand name. HQOF's facilities are located in Wenchang, Hainan Province, PRC.

Jiahua Marine was incorporated in Hainan Province of the China on December 17, 1999, and has an approved operating period through December 26, 2019. Jiahua Marine manufactures health and bio-products. Jiahua Marine sells its products primarily in the PRC. Jiahua Marine's sales are to both retail seller and under its own brand. Jiahua Marine's facilities are located in Wenchang, Hainan Province, PRC.

Both HQOF and Jiahua Marine face a number of risks and challenges since its operations are located in the PRC. The Company's consolidated results of operations and financial condition may be adversely affected by changes in, among other factors, the political and social conditions in the PRC, and by changes in the government policies with respect to laws and regulations, anti-inflationary measures, currency exchange rates, currency conversion and remittance abroad, and rates and methods of taxation.

For this transitional Form 10-KSB Report (the prior fiscal year ended on April 30, 2004) and for comparative and analytical purposes, the following section is based on an audited Eight Months Results ended December 31, 2004 and 2003 respectively.

Results of Operations - Eight months Ended December 31, 2004 Compared to Eight Months Ended December 31, 2003

Segments. During the eight months ended December 31, 2004, we acquired an operating subsidiary, Hainan Jiahua Marine Bio-product Company Limited ("Jiahua Marine"), which engages in the manufacturing and selling of health and bio products. This new business segment contributed $3,242,288 to the total turnover of the Group since it was acquired. The gross profit ratio for the new segment was around 83% and the major expense for this segment was advertising, which was about 52% of the turnover. The net income contributed by this segment was $1,005,557 from August 17, 2004, the date of acquisition.

The original principal activity of the Group remained to be manufacturing and selling of aquatic products. The turnover contributed by this segment was $17,539,976 and $10,780,448 for the eight months ended December 31, 2004 and 2003, respectively. The gross profit ratio of this segment was 14% and 31% for the eight months ended December 31, 2004 and 2003. This segment contributed net profit of $2,811,434 and $490,522 for the eight months ended December 31, 2004 and 2003, respectively.

Sales. Total sales for the eight months ended December 31, 2004 and 2003 was $20,782,264 as compared to $10,780,448 representing an increase of 92%. The aquatic factory was under major renovation from January through May 2004 and consequently, productions ceased during that period. That growth in 2004 compared to 2003 was due to increased activities in the aquatic product segment (62.7% or $6,759,528) and the recently acquired health and bio-product segment (30% or $3,242,288) from August 17, 2004. After production resumed in June 2004 and the sales and marketing functions were back to normal in July 2004, we lowered the gross profit ratio to attract more customers to push up the turnover we lost during the renovation period from January to May 2004.

Cost of Sales. Cost of sales for the eight months ended December 31, 2004 and 2003 was $15,637,756 or 75% of total turnover and $7,456,045 or 69% of total turnover, respectively. The gross profit margin for aquatic products decreased in 2004 as the supply from local fishermen dropped significantly due to frequent bad weather in Hainan Province leading to higher supply costs.

Gross Profit. A gross profit of $5,144,508 and $3,324,403, an increase of 54%, was recorded for the eight months ended, 2004 and 2003, respectively, corresponding to a margin of 25% and 31% for December 31, 2004 and 2003, respectively. In 2004, the gross profit originated from the two operating entities, HQOF for eight months and Jiahua Marine from August 17, 2004. Furthermore, the effect of the renovations made in 2004 brought back the regular level of activities of the fish processing plant in July 2004 only. Although the fish processing gross profit was reduced in 2004 compared to 2003 for reasons of limited supply from fishermen due to bad weather and marketing policy to attract more customers, that reduction was compensated by the gross profit from the health and bio-products acquired in August 2004.

Selling and Distribution Expenses. The selling and distribution expenses for the eight months ended December 31, 2004 and 2003 were $331,379 and $474,231, respectively. Selling and distributing expenses represented approximately 1.6% and 4.4% of sales for the eight months ended December 31, 2004 and 2003, respectively. The overall decrease in selling and distributing expenses during 2004 resulted primarily from a decrease in transportation expenses from $344,402 in 2003 to $169,868 in 2004. The decrease in transportation expenses resulted primarily from an increase in domestic sales whereby transportation expenses are paid directly by the customers.

Advertising. The advertising expenses was $1,674,988 or 8.06% of the turnover for the eight months ended December 31, 2004 compared to zero for the eight months ended December 31, 2003. All of the advertising expenses incurred during the period were due to the health and bio-product activity acquired in August 2004, which is an essential expenses in this particular segment.

General and Administrative Expenses. The general and administrative expenses for the eight months ended December 31, 2004 and 2003 were $1,871,275 or 9% of the turnover and $672,681 or 6% of the turnover, respectively. The major cause of the increase in 2004 resulted from expenses incurred in connection with our becoming listed as a public company. Such costs which were not incurred in 2003. Depreciation.

Depreciation for the eight months ended December 31, 2004 and 2003 was $509,300 and $210,411, respectively. The increase was due to HQOF acquiring additional assets during the current period and additional assets purchased through the acquisition of Jiahua Marine in mid-August 2004.

Provision for Bad and Doubtful Debts. Provision for bad and doubtful debts for trade receivables for the eight months ended December 31, 2004 and 2003 was zero and $800,264, respectively. Since the production ceased for reconstruction and expansion of production facilities from January to May 2004, the operating entity could not supply goods to its customers. During the shutdown period, the company experienced slow collection of its receivables from its customers. According to the provision policies previously adopted, we previously considered whether a further provision for bad debts was required. However, when the factory resumed operations and became normal in July 2004, all the outstanding debts were fully recovered by the end of 2004 and the trade receivables as at December 31, 2004 were current. Therefore, no further provision for bad debts is required for the current period.

Income from Operations. Income from operations showed a profit of $757,566 and $1,166,816 for the eight months ended December 31, 2004 and 2003, respectively.

The main reasons for that reduction were higher general and administrative expenses in 2004 as well as new advertising costs as described above.

Finance Costs. Finance costs for the eight months ended December 31, 2004 and 2003 was $400,064 and $304,344, respectively. The increase was mainly due to financing costs related to the purchase of Jiahua Marine in August ($142,158) and incremental cash required to finance increased activities in the second half of the year.

Other Income. Other income for the eight months ended December 31, 2004 and 2003 was $2,340,895 and $94,984. The increase was mainly from a large recovery of bad debts in the current period which had been provided for in previous fiscal years.

Other Expenses. Other expenses decreased from $188,296 for the eight months ended December 31, 2003 to $139,525 for the eight months ended December 31, 2004, a decrease of $48,711. Other expenses mainly included losses on disposal of fixed assets.

Income Before Income Taxes. Income before income taxes increased by $1,789,712 from $769,160 for the eight months ended December 31, 2003 to $2,558,872 for the eight months ended December 31, 2004. This increase resulted from higher gross profits and recovery of bad debts recorded in the current period, offsetting increased general administrative and marketing costs incurred, as described above.

Income Taxes. Current income tax for both periods was zero as the Group had no assessable profit earned for PRC taxation purposes and our deferred income tax for the eight months ended December 31, 2004 and 2003 was $193,819 and $120,511, respectively. Deferred taxes increased due to the timing difference from provision for bad debts which was eliminated subsequent to the recovery of bad debts during the eight months ended December 31, 2004.

Net Income Before Minority Interest. Net income before minority interest was $2,365,053 and $648,649 for the eight months ended December 31, 2004 and 2003, respectively. The increase resulted from higher gross profits and recovery of bad debts recorded in the current period, offsetting increased general administrative and marketing costs incurred, as described above.

Minority Interests. Minority interest was $235,006 and $158,127 for the eight months ended December 31, 2004 and 2003, respectively. The company acquired the remaining minority interests in August 2004. Prior to that date, the minority interest accounted for 15.58% of the net profit of the aquatic product segment of HQOF.

Net Income Attributable to Shareholders. The net income attributable to shareholders was $2,130,047 and $490,522 for the eight months ended December 31, 2004 and 2003, respectively. The increase is attributable to a 93% growth in turnover of the aquatic product segment in 2004 and the additional sales of the newly acquired health and bio-product segment. The resulting additional gross profit added to the recovery of bad debts in 2004 was partially offset by new marketing costs in the health and bio-products segment and new overhead costs incurred as a newly listed public company.

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

The current ratio decreased from 1.30 (8,660,583/$6,656,441) at April 30, 2004 to 1.16 times (10,686,199/$9,214,238) at December 31, 2004. The decrease was mainly due to the purchase of the minority interest in HQOF in August 2004 for a cash consideration of $5,695,145.

Cash Flow

Period-to-period fluctuations in various cash-flow category line items were the result of several factors, including the decrease in net income and gross margins that resulted during the period of construction of our factory, which took place during the current period. Since the conclusion of the construction, the Group's operation has returned to normal and management believes the operation production will grow.

Fluctuations in cash-flow category line items such as period over period increase in accounts receivable, accounts payable and accrued expenses are subject to period-to-period timing differences.

Because of the size and schedule requirements of particular projects undertaken by the company, a significant time lag may occur between inventory build-up related outlays and revenue recognition related to these projects. Due to the variability of the timing of these cash flows as compared with the date used for reporting purposes, significant fluctuations of individual line item cash flows period-over-period are apparent.

Management does not believe these fluctuations are consequential to the substantive performance or financial condition of the company. Management does not believe that these fluctuations are indicative of any material trend with regard to the substantive performance or financial condition of the company.

Risk Factors

In addition to the risks listed below, risks and uncertainties not presently foreseeable to us may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating To Our Company

We have no long-term agreements with customers or distributors; should they discontinue to do business with us, our business and profitability may be adversely affected.

Currently, most of our immediate customers are distributors who resell our products to other customers. Our sales arrangement with these distributors are generally short-term in nature and we have not formed or engaged in any agency or distributorship arrangements with such distributors. In the event that some of these distributors cease to purchase our products, our business and profitability may be adversely affected. Even if we are able to procure agency or distributorship arrangements, there is no guarantee that such arrangements will be exclusive in procuring the domestic and/or export sales of our products.

We rely on co-operative suppliers and any adverse changes in these relationships may adversely affect us.

We have developed a co-operative network in Hainan Province for the supply of tilapia and shrimp by entering into co-operative supply agreements with various co-operative suppliers, who are aquaculture farmers in Hainan Province. Pursuant to the co-operative supply agreements, HQOF is assured the necessary supply of aquatic products from its cooperative suppliers. The continuance and smooth operations of this co-operative network are essential in ensuring cost efficiency and the timely fulfillment of our customer orders. Any adverse change to the co-operative network, including any early termination or non-renewal of any material supply agreement or any failure of the suppliers to fulfill the obligations under the supply agreement, may result in a material adverse effect on our business model, operation and competitiveness.

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

We did not declare any dividends for the year ended December 31, 2004. Our board of directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Risks Relating To The Aquaculture Industry

Our operating subsidiary must comply with environmental protection laws, which could adversely affect our profitability.

The Company is required to comply with the environmental protection laws and regulations promulgated by the national and local governments of the PRC. Some of these regulations govern the level of fees payable to government entities providing environmental protection services and the prescribed standards relating to the discharge of effluent. Currently the plant treats all of its waste effluent completely to level one (that is, consistent with releasing potable water back to the environment), and there is currently no charge being levied. In addition, these regulations further empower local governments to impose penalties on those companies which fail to comply with the prescribed standards. If we, through the Company, fail to comply with any of these environmental laws and regulations in the PRC, depending on the types and seriousness of the violation, we may be subject to, among other things, warning from relevant authorities, imposition of fines, specific performance and/or criminal liability, forfeiture of profit made, being ordered to close down our business operations and suspension of relevant permits.

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

During late 2004, the USA government imposed heavy tariffs of more than 100 percent to some Chinese shrimp exporters. This action was intended to avoid the dumping of Chinese exporters and goods.

The decisions were seen as a victory by the domestic shrimp industry, which has suffered in recent years as cheap shrimp imports from Latin America and Asia have increased supplies and dropped prices in the United States.

Foreign exporters and American importers argue that imported shrimp, which are farm-raised rather than netted as most U.S. shrimp are, are simply produced more efficiently. American shrimpers say their competitors are cheating by dumping their product and selling it below cost to drive U.S. producers out of business.

Last December, the alliance, which represents shrimpers in eight Southern states, petitioned the Commerce Department to investigate possible dumping of shrimp from China, Vietnam, Brazil, Ecuador, India and Thailand. Dumping is illegal in the United States and is punished with tariffs to put law-abiding companies on equal footing.

In July 2004, the Commerce Department issued preliminary anti-dumping tariff determinations for the six countries, which last year provided 90 percent of the shrimp consumed in the United States. While the U.S. shrimp industry and its lawyers accurately predicted the Chinese tariffs last summer, the Vietnamese tariffs were far below the roughly 90 percent rate they expected.

The United State may impose hefty tariff on other aqua products, but since the direct export sales of the Group is less than 5% of the total sales of the Group, the potential negative effect on the Group will not be material.

Risks Relating To The Health and Bio-product Industry

We may have difficulty defending our intellectual property from infringement

Since effective trademark, patent and trade secret protection may be unavailable in every country in which we do or plan to do business, protection of our intellectual property rights is uncertain and we may be unable to prevent others from developing similar products or using our marks. We regard our service marks, trademarks, trade secrets, patents and similar intellectual property as critical to our success. We rely on trademark, patent and trade secret law, as well as confidentiality and license agreements with our employees, customers, partners and others to protect our proprietary rights. We have received trademark and patent protection for our products in the People's Republic of China. While presently we sell our products mainly in China and Eastern Europe, we intend to enter the markets in the United States and possibly other countries. However, effective trademark, service mark, patent and trade secret protection may not be available in every country in which we sell or may in the future sell our products due to our foreign currency constraint. Therefore, the measures we take to protect our proprietary rights may be inadequate and we cannot give you any assurance that our competitors will not independently develop formulations and processes that are substantially equivalent or superior to our own. We intend to take necessary actions toward protecting our intellectual property rights upon the resolution of our foreign currency constraints.

Intense competition from existing and new entities may adversely affect our revenues and profitability

We compete with companies, many of whom are developing or can be expected to develop products similar to ours. Our market is a large market with many competitors. Many of our competitors are more established than we are, and have significantly greater financial, technical, marketing and other resources than we presently possess. Some of our competitors have greater name recognition and a larger customer base. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers, and adopt more aggressive pricing policies. We intend to create greater brand awareness for our brand name so that we can successfully compete with our competitors. We cannot assure you that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not harm our business.

The products and the processes we use could expose us to substantial liability

Product liability could arise from claims by users of our products or of products manufactured by processes we developed, or from manufacturers or others selling our products, either directly or as a component of other products. To date, we have not experienced any problems associated with claims by users of our products. For this reason, we do not have any insurance coverage for these risks at this time. Depending on our experience, we may decide to seek this type of insurance coverage. When, and if, we acquire product liability insurance, we cannot give you any assurance that it will be adequate to protect us or that the insurance coverage will continue to be available to us on reasonable terms.

Unexpected Changes in the regulatory environment may negatively impact our business

The regulatory environment involving our products is subject to changes that may be introduced either by the relevant governmental regulatory agencies or by virtue of new regulation. Such changes may have a positive or negative impact on the sale of our products. Such regulatory environment also covers any existing or potential trade barriers in the form of import tariff and taxes that may make it difficult for us to import our products to certain countries, which would limit our international expansion.

We may suffer from political and economic instability in countries where we operate

We are currently operating mainly in China, however, we expect to begin selling our products in other countries in the future. Political and economic instability in the countries in which we presently operate and may operate in the future may negatively affect our sales, revenues and business operations.

We may experience currency fluctuation and longer exchange rate payment cycles

The local currencies in the countries in which we operate may fluctuate in value in relation to other currencies. Such fluctuations may affect the costs of our products sold and the value of our local currency profits. While we are not conducting any meaningful operations in countries other than China at the present time, we may expand to other countries and may then have an increased risk of exposure of our business to currency fluctuation.

Risks Relating To The PRC

There could be changes in government policies that may adversely affect our business

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

The PRC is transitioning from a planned economy to a market economy. While the PRC government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the PRC economy is still operating under five-year plans and annual state plans. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental, and are expected to be refined and improved. Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or future business development. Our operating results may be adversely affected by changes in the PRC's economic and social conditions as well as by changes in the policies of the PRC government, such as changes in laws and regulations (or the official interpretation thereof), measures which may be introduced to control inflation, changes in the rate or method of taxation, and imposition of additional restrictions on currency conversion.

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

HQOF and Jiahua Marine, our principle operating subsidiaries, are a FIEs to which the Foreign Exchange Control Regulations are applicable. There can be no assurance that we will be able to obtain sufficient foreign exchange to pay dividends or satisfy other foreign exchange requirements in the future.

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

Summary of Statements of Operations of HQSM

Eight Months Ended December 31, 2004 and Eight Months Ended December 31, 2003


                                  December, 2004      December, 2003

Sales                             $   20,782,264      $   10,780,448
Gross Profit                      $    5,144,508      $    3,324,403
Net Income                        $    2,130,047      $      490,552
Net Income Per Share              $         0.03                 N/A

Summary of Balance Sheets of HQSM

                                  December 31, 2004     April 30, 2004

Working Capital                   $       1,471,961   $       2,004,142
Total Assets                      $      20,925,662   $      15,654,815
Stockholders' Equity              $      11,611,424   $       9,396,284

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES
                     (INCORPORATED IN THE STATE OF DELAWARE
                             WITH LIMITED LIABILITY)

               CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2004

INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report                                          F-2

Consolidated Balance Sheets as of December 31, 2004 and
April 30, 2004                                                        F-3 - F-4

Consolidated Statements of Income for the eight months ended
December 31, 2004 and 2003                                            F-5

Consolidated Statements of Changes in Shareholders' Equity
for the eight months ended December 31, 2004 and 2003                 F-6 - F-7

Consolidated Statements of Cash Flows for the eight months ended
December 31, 2004 and 2003                                            F-8

Notes to Consolidated Financial Statements                            F-9 - F-21

INDEPENDENT AUDITORS' REPORT

The Board of Directors
HQ Sustainable Maritime Industries, Inc. and Subsidiaries in State of Delaware

We have audited the accompanying consolidated balance sheets of HQ Sustainable Maritime Industries, Inc. and Subsidiaries as of December 31, 2004 and April 30, 2004, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the eight months ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of HQ Sustainable Maritime Industries, Inc. and Subsidiaries as of December 31, 2004 and April 30, 2004, and the results of their consolidated operations and their consolidated cash flows for the eight months ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Certified Public Accountants

Rochester, New York
March 16, 2005

            HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES
                     (INCORPORATED IN THE STATE OF DELAWARE
                             WITH LIMITED LIABILITY)

                           CONSOLIDATED BALANCE SHEETS
                   AS OF DECEMBER 31, 2004 AND APRIL 30, 2004

                                     ASSETS
                                     ------


                                                     December 31,     April 30,
                                                         2004           2004
                                                     ------------   ------------
CURRENT ASSETS
  Cash and cash equivalents                          $  4,551,505   $  5,854,623
  Trade receivables, net of provision                   5,406,172      2,368,364
  Inventory                                               228,564         79,527
  Prepayments                                               1,932         45,052
  Due from related parties, net of provision              388,506        188,802
  Due from directors                                         --           42,613
  Advance to employee                                      27,918           --
  Tax recoverable                                          81,602         81,602
                                                     ------------   ------------
  TOTAL CURRENT ASSETS                                 10,686,199      8,660,583
                                                     ------------   ------------

OTHER ASSETS
  Deferred taxes                                        1,209,790      1,403,609
                                                     ------------   ------------

PROPERTY, PLANT AND EQUIPMENT, NET                      9,029,673      2,211,633
                                                     ------------   ------------
CONSTRUCTION IN PROGRESS, NET                                --        3,378,990
                                                     ------------   ------------

VESSELS HELD FOR SALE                                        --             --
                                                     ------------   ------------

TOTAL ASSETS                                   $ 20,925,662   $ 15,654,815
                                               ============   ============







The accompanying notes are in integral part of the consolidated financial statements

            HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES
         (INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)
                           CONSOLIDATED BALANCE SHEETS
                   AS OF DECEMBER 31, 2004 AND APRIL 30, 2004

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                   December 31,      April 30,
                                                       2004            2004
                                                   ------------    ------------
CURRENT LIABILITIES
  Accounts payable and accrued expenses            $  4,204,630    $  1,503,109
  Deposit received from customers                          --            37,452
  Bank loans                                          4,457,831       3,012,048
  Amount due to related parties                          86,994            --
  Due to directors                                      209,361            --
  Convertible notes                                     255,422         255,422
  Subscription received                                    --         1,848,410
                                                   ------------    ------------
  TOTAL CURRENT LIABILITIES                           9,214,238       6,656,441
                                                   ------------    ------------

OTHER LIABILITIES
  Promissory note                                       100,000            --
                                                   ------------    ------------

TOTAL LIABILITIES                                     9,314,238       6,656,441

MINORITY INTEREST                                          --          (397,910)

SHAREHOLDERS' EQUITY
  Share capital                                          95,055          25,000
  Additional paid-in capital                         13,099,205      13,121,114
  Reserves                                            1,146,316         957,656
  Accumulated losses                                 (2,729,152)     (4,707,486)
                                                   ------------    ------------

TOTAL SHAREHOLDERS' EQUITY                           11,611,424       9,396,284
                                                   ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                           $ 20,925,662    $ 15,654,815
                                                   ============    ============








The accompanying notes are in integral part of the consolidated financial statements


            HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES
         (INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)
                              STATEMENTS OF INCOME
              FOR THE EIGHT MONTHS ENDED DECEMBER 31, 2004 AND 2003

                                                   May 1, 2004 to       May 1, 2003 to
                                                 December 31, 2004    December 31, 2003
                                                 -----------------    -----------------
SALES                                            $      20,782,264    $      10,780,448

COST OF SALES                                           15,637,756            7,456,045
                                                 -----------------    -----------------
GROSS PROFIT/(LOSS)                                      5,144,508            3,324,403

SELLING AND DISTRIBUTION EXPENSES                          331,379              474,231

ADVERTISING                                              1,674,988                 --

GENERAL AND ADMINISTRATIVE EXPENSES                      1,871,275              672,681

DEPRECIATION                                               509,300              210,411

PROVISION FOR DOUBTFUL DEBTS                                  --                800,264
                                                 -----------------    -----------------
INCOME/(LOSS) FROM OPERATIONS                              757,566            1,166,816

FINANCE COSTS                                              400,064              304,344

OTHER INCOME                                            (2,340,895)             (94,984)

OTHER EXPENSES                                             139,525              188,296
                                                 -----------------    -----------------

INCOME/(LOSS) BEFORE INCOME TAXES                        2,558,872              769,160

INCOME TAXES
  CURRENT                                                     --                   --
  DEFERRED                                                 193,819              120,511
                                                 -----------------    -----------------
NET INCOME/(LOSS) BEFORE MINORITY INTEREST               2,365,053              648,649

MINORITY INTEREST                                         (235,006)            (158,127)
                                                 -----------------    -----------------
NET INCOME/(LOSS) ATTRIBUTABLE TO SHAREHOLDERS   $       2,130,047    $         490,522
                                                 =================    =================
NET INCOME/(LOSS) PER SHARE
  BASIC AND DILUTED                              $             .03    $             N/A
                                                 =================    =================

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING               69,770,366                  N/A
                                                 =================    =================

The accompanying notes are in integral part of the consolidated financial statement


            HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES
         (INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE EIGHT MONTHS ENDED DECEMBER 31, 2004


                                                                         Additional
                                                 Share capital             paid-in                     Accumulated
                                              Share       Par value        capital        Reserves        losses           Total
                                          ------------   ------------   ------------    ------------   ------------    ------------


Balance at April 30, 2004                   25,000,000         25,000     13,121,114         957,656     (4,707,486)      9,396,284
                                          ------------   ------------   ------------    ------------   ------------    ------------

Issued 70,055,123 share at $0.001 each      70,055,123         70,055     22,533,644            --             --        22,603,699

Net income for the period of 8 months             --             --             --              --        2,130,047       2,130,047

Transfer to reserve                               --             --             --           151,713       (151,713)           --

Capital reserve accrued during the period         --             --             --            36,947           --            36,947

Adjustment from acquisition of Assets
under cost basis                                  --             --      (22,555,553)           --             --       (22,555,553)

                                          ------------   ------------   ------------    ------------   ------------    ------------
Balance at December 31, 2004                95,055,123   $     95,055   $ 13,099,205    $  1,146,316   $ (2,729,152)   $ 11,611,424
                                          ============   ============   ============    ============   ============    ============








The accompanying notes are in integral part of the consolidated financial statements


            HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES
         (INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE EIGHT MONTHS ENDED DECEMBER 31, 2003


                                                                     Additional
                                              Share capital           paid-in                   Accumulated
                                           Share       Par value      capital      Reserves        losses         Total
                                        -----------   -----------   -----------   -----------   -----------    -----------


Balance at April 30, 2003                    10,000           100    12,731,114       778,550    (2,504,912)    11,004,852
                                        -----------   -----------   -----------   -----------   -----------    -----------

Net income for the period of 8 months          --            --            --            --         490,522        490,522

Transfer to reserve                            --            --            --         179,106      (179,106)          --

                                        -----------   -----------   -----------   -----------   -----------    -----------
Balance at December 31, 2003                 10,000   $       100   $12,731,114   $   957,656   $(2,193,496)   $11,495,374
                                        ===========   ===========   ===========   ===========   ===========    ===========














The accompanying notes are in integral part of the consolidated financial statements


            HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES
         (INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)
                            STATEMENTS OF CASH FLOWS
                           FOR THE EIGHT MONTHS ENDED
                           DECEMBER 31, 2004 AND 2003

                                                             May 1, 2004 to       May 1, 2003 to
                                                           December 31, 2004    December 31, 2003
                                                           -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income / (loss)                                      $       2,130,047    $         490,522
  Adjustments to reconcile net income to net cash
  provided by operating activities :
  Increase/(decrease) in  provision for doubtful account          (2,535,047)          (2,535,047)
  Goodwill adjusted for reorganization process                   (22,555,553)                --
  Depreciation                                                       509,300              210,411
  (Increase)/decrease in assets:
    Inventory                                                         36,176               41,529
    Trade receivables, net of provisions                           3,821,544            1,393,289
    Prepayment                                                       296,398              253,396
    Advance to employee                                              (27,918)                --
    Taxation                                                            --               (174,917)
    Deferred taxes                                                   193,819               45,449
  Increase/(decrease) in liabilities:
    Accounts payables and accrued expenses                            84,054              (82,507)
    Deposit received from customers                                  (37,452)             (35,547)
    Promissory note                                                  100,000                 --
  Subscription received                                                 --                   --
                                                           -----------------    -----------------
Net cash used in operating activities                            (17,984,632)            (393,442)
                                                           -----------------    -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment                      (409,000)          (2,742,198)
  Additions to construction in progress                                 --                   --
   Capital expenditure                                            (5,966,633)                --
  Cash received from acquisition                                   1,205,193                 --
                                                           -----------------    -----------------
Net cash used in investing activities                             (5,170,440)          (2,742,198)
                                                           -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from common stock                                      20,755,288            1,915,746
  Received from/(payment to) directors                               251,975              (52,956)
  Received from/(payment to) related parties                         687,745              214,973
  Purchase of minority interest from shareholders                    397,910              158,127
  Repayment of bank loan                                            (240,964)                --

                                                           -----------------    -----------------
Net cash provided by financing activities                         21,851,954            2,235,890
                                                           -----------------    -----------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                           (1,303,118)            (899,730)

  Cash and cash equivalents, beginning of period                   5,854,623           11,937,510
                                                           -----------------    -----------------

  Cash and cash equivalents, end of period                 $       4,551,505    $      11,037,780
                                                           =================    =================
SUPPLEMENTARY CASH FLOWS DISCLOSURES
  Interest paid                                            $         225,661    $         387,395
                                                           =================    =================
  Taxes paid                                               $            --      $         249,979
                                                           =================    =================
SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
Note payable in connection with acquisition
  of Jiahua Marine                                         $         100,000    $            --
                                                           =================    =================


The accompanying notes are in integral part of the consolidated financial statements

                    HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
         (INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2004 AND APRIL 30, 2004

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

HQ Sustainable Maritime Industries, Inc. ("HQSM") was initially incorporated as Sharon Capital Corporation, or Sharon, on September 21, 1989 under the laws of the State of Nevada. Sharon was a "blind pool/blank check" corporation organized for the purpose of purchasing, merging with or acquiring a business or assets from another company. In July 1990, Sharon was changed to PEI, Inc., which was subsequently changed to Process Equipment, Inc. in November 1990. On March 17, 2004, Process Equipment, Inc., Process Equipment Acquisition Corporation, a Nevada corporation and wholly-owned subsidiary of Process Equipment, Inc., or PEAC, and Jade Profit Investment Limited, or Jade, a British Virgin Islands limited liability corporation, entered into an agreement and plan of merger. Pursuant to that agreement, Process Equipment, Inc., through PEAC, acquired Jade, and 84.42% ownership in Jade's subsidiary Hainan Quebec Ocean Fishing Co. Ltd, a People's Republic of China, limited liability corporation, which we refer to as HQOF. As a result of that transaction, HQOF became our main operating subsidiary. In April of 2004, pursuant to the above agreement and plan of merger, the board of directors of Process Equipment, Inc. and a majority of the stockholders approved a name change and change of domicile of that company to Delaware via a merger with the newly formed wholly-owned Delaware subsidiary, HQSM. The name change, change of domicile and merger became effective on May 19, 2004, with HQSM being the surviving entity in the merger and acquiring all the assets and liabilities of Process Equipment, Inc. On August 17, 2004, we have entered into a Purchase Agreement with Sino-Sult Canada (S.S.C.) Limited, a Canadian limited liability corporation ("SSC"), whereby we acquired Sealink Wealth Limited ("Sealink"), SSC's wholly owned subsidiary incorporated in the British Virgin Islands. That purchase agreement has been filed as an exhibit to our current report on Form 8K filed with the Commission on August 18, 2004. Sealink is the sole owner of Hainan Jiahua Marine Bio-Products Co. Ltd., a limited liability company existing in China ("Jiahua Marine") which is primarily engaged in the production and sales of marine bio-products and healthcare products in the PRC, as described in more detail in the above current report. Also as previously disclosed, in the same current report, SSC is owned by three of our current directors and executive officers who are also, together, indirect beneficial owners of the majority of our capital stock.

Further, as previously disclosed in the above current report, effective August 17, 2004, HQSM caused Jade Profit Investment Limited, its wholly-owned subsidiary, to acquire the minority equity interest equal to 15.58% that Jade did not already own in Hainan Quebec Ocean Fishing Company Limited, HQSM's principal operating subsidiary. This purchase was effected by Jade pursuant to the Purchase Agreement, dated as of August 17, 2004, between Jade and Hainan Fuyuan Investment Company Limited, the holder of the minority equity interest of HQOF being acquired by Jade. Jade has previously obtained all requisite governmental approvals in the PRC in order to consummate this transaction.

The Group is principally engaged in the vertically integrated business of aquaculture through co-operative supply agreements, ocean product harvesting, and processing and sales of farm-bred and ocean harvested aquatic products. The principal products of HQOF are cross-bred hybrid of tilapia and white-legged shrimp exporting, directly and indirectly, to the United States, Canada, Japan and European countries. The major market is for export.

The Group has also engaged in the production and sales of marine bio-products and healthcare products in the PRC. The principal products of Hainan Jiahua Marine Bio-Product Company Limited (100% hold subsidiary of Sealink) are Shark Cartilage Capsule, Shark Liver Oil and Shark Liver (Soft gel). The major market is domestic in the PRC.

2. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of HQSM and all its subsidiaries ("The Group"). All material inter-company accounts and transactions have been eliminated.

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

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The percentages applied are:

            Buildings and leasehold improvement         2.25% - 9%
            Plant and machinery                         9% - 18%
            Motor vehicles                              18%
            Office equipment and furnishings            18%

E. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including cash, receivables, accounts payable and accrued expenses and debt, approximates their fair value at December 31, 2004 and April 30, 2004 due to the relatively short-term nature of these instruments.

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

The Group does not always receive revenue for shipping and handling to customers. Shipping and handling expenses incurred by the Group amounted to $175,065 and $290,023 for the eight months ended December 31, 2004 and 2003, respectively and are included in selling and administrative expenses in the accompanying consolidated statements of income.

M. EMPLOYEES' BENEFITS

Mandatory contributions are made to the Government's health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the statement of income in the same period as the related salary cost.

N. SEGMENTS

No geographical  segment analysis is provided,  as less than 10% of consolidated
revenues  and  less  than  10%  of   consolidated   income  from  operations  is
attributable to business segment other than the vertically  integrated  business of aquaculture  through  processing  and sales of farm-bred and ocean  harvested aquatic products.

Business segment for the eight months ended December 31, 2004

                                 Aquaculture      Health and      Unallocated
                                   products      bio-products        items       Consolidated
                                 ------------    ------------    ------------    ------------

 Sales to external customers     $ 17,539,976    $  3,242,288    $       --      $ 20,782,264
                                 ============    ============    ============    ============

 General and administrative
    expenses                             --              --        (1,871,275)     (1,871,275)
 Depreciation
 Selling expenses                    (303,171)        (28,208)           --          (331,379)
 Advertising                             --        (1,674,988)           --        (1,674,988)
 Finance costs                       (155,627)        (50,088)       (194,349)       (400,064)
 Profit before taxation             3,240,259       1,005,557      (1,686,944)      2,558,872
 Taxation                            (193,819)           --              --          (193,819)
 Profit for the year             $  2,811,434    $  1,005,557    $ (1,686,944)   $  2,130,047
                                 ============    ============    ============    ============

 Segment assets                  $ 13,412,191    $  7,452,718    $     60,753    $ 20,925,662
                                 ============    ============    ============    ============

 Segment liabilities             $  4,809,501    $  2,932,717    $  1,572,020    $  9,314,238
                                 ============    ============    ============    ============

 Other segment items
   Depreciation                  $   (380,933)   $   (124,068)   $     (4,299)   $   (509,300)
   Capital expenditure           $    377,117    $        325    $     31,558    $    409,000
                                 ============    ============    ============    ============

O. COMPREHENSIVE INCOME/(LOSS)

The Group has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general-purpose financial statements. SFAS No. 130 defines comprehensive income (loss) to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

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

4. TRADE RECEIVABLE

The Group's trade receivable at December 31, 2004 and April 30, 2004 are summarized as follows:

                                           December 31, 2004     April 30, 2004
                                           -----------------   -----------------
Trade receivable                           $       5,406,172   $       4,721,411
Less: Allowance for doubtful accounts                   --             2,353,047
                                           -----------------   -----------------
                                           $       5,406,172   $       2,368,364
                                           =================   =================

The activity in the Group's allowance for doubtful accounts during the eight months ended December 31, 2004 and for the four months ended April 30, 2004 is summarized as follows:


                                          December 31, 2004      April 30, 2004
                                          -----------------    -----------------
Balance at beginning of year              $       2,353,047    $         829,716
Add: amounts provided during the year                  --              1,523,331
Less: amounts written off during the year        (2,353,047)                --
                                          -----------------    -----------------
Balance at end of year                    $            --      $       2,353,047
                                          =================    =================
5. PROPERTY, PLANT AND EQUIPMENT
                                          December 31, 2004      April 30,2004
                                          -----------------    -----------------
Cost :
Buildings and leasehold improvement       $       2,817,990    $          61,254
Plant and machinery                               8,461,585            3,038,046
Motor vehicles                                       68,580               65,493
Office equipment and furnishings                    126,470               48,793
                                          -----------------    -----------------
                                                 11,474,625            3,213,586

Less Accumulated depreciation:
Buildings and leasehold improvement                 273,479               37,196
Plant and machinery                               2,050,400              892,133
Motor vehicles                                       55,228               45,463
Office equipment and furnishings                     65,845               27,161
                                          -----------------    -----------------
                                                  2,444,952            1,001,953

                                          -----------------    -----------------
Property, plant and equipment, net        $       9,029,673    $       2,211,633
                                          =================    =================

Depreciation expenses relating to property, plant and equipment was $509,300 and $210,411 for the eight months ended December 31, 2004 and 2003, respectively.

6. INVENTORIES
                                           December 31, 2004     April 30, 2004
                                           -----------------   -----------------

Raw materials                              $          84,569   $          44,588
Work-in-progress                                      82,609                --
Finished goods                                        61,386              34,939

                                           -----------------   -----------------
Total Inventories                          $         228,564   $          79,527
                                           =================   =================
7. PREPAYMENT

Prepayment represents advances to suppliers.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2004 and April 30, 2004 are summarized as follows:

                                           December 31, 2004     April 30, 2004
                                           -----------------   -----------------

Accounts payable                           $         146,026   $          97,148
Accrued expenses                                   4,058,604           1,405,961

                                           -----------------   -----------------
                                           $       4,204,630   $       1,503,109
                                           =================   =================


9. BANK LOANS

As at December 31, 2004, the Group has 3 expired loans from banks at an amount of $1,807,229, $963,855 and 1,686,747 bearing an interest of 6.588%, 6.588% and
5.04% per annum, respectively. As at the date of the report, the Group is in negotiation with the bankers to extend and expects to have the loans extended for not less than one year to December 2005. The loans were secured by the pledge of certain fixed assets held by the Group and its subsidiaries.



                                      F-17
10. INCOME TAXES

HQOF registered in the PRC is subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with the relevant income tax laws applicable to foreign enterprises. HQOF was subject to a tax rate of 7.5% during 2003. HQOF is entitled to a two-year tax free and three-year half tax holidays from 2001 commencing with the first profit-making year. Further, the newly acquired subsidiary Jiahua Marine enjoys the two-year tax free and three-year half-tax holidays from 2003 commencing with the first profit-marking year. The reconciliation of the effective income tax rate of the Company to the statutory income tax rate in the PRC for the eight months ended December 31, 2004 is as follows:

Statutory tax rate                          15.0%
Tax holidays and concessions                (7.5%)
                                          -------
Effective tax rate                           7.5%
                                          =======

The Group's income before income taxes was comprised of the following for the eight months ended December 31, 2004 and 2003, respectively:

                                          December 31, 2004    December 31, 2003
                                          -----------------    -----------------

United States                             $      (1,694,305)   $            --
PRC                                               4,253,177              769,160

                                          -----------------    -----------------
                                          $       2,558,872    $         769,160
                                          =================    =================

Income taxes are calculated on a separate entity basis. There currently is no tax benefit or burden recorded for the United States.

The provisions for income taxes for the eight months ended December 31, 2004 and 2003, respectively,are summarized as follows:

PRC only:                                  December 31, 2004   December 31, 2003
                                           -----------------   -----------------

Current                                    $            --     $            --
Deferred tax                                         193,819             120,511

                                           -----------------   -----------------
                                           $         193,819   $         120,511
                                           =================   =================

Tax recoverable comprise the following:

                                           December 31, 2004     April 30, 2004
                                           -----------------   -----------------

Balance at beginning of the period         $          81,602   $          81,602
Income tax provided for the period                      --                  --
                                           -----------------   -----------------
As at the end of the period                $          81,602   $          81,602
                                           =================   =================

Deferred tax assets comprise the following:
                                           December 31, 2004     April 30, 2004
                                           -----------------   -----------------

Balance at beginning of the period         $       1,403,609   $       1,426,334
Deferred tax written off for the period              193,819              22,725

                                           -----------------   -----------------
As at the end of the period                $       1,209,790   $       1,403,609
                                           =================   =================

Deferred taxation is calculated under the liability method in respect of taxation effect arising from all timing differences, which are expected with reasonable probability to crystallize in the foreseeable future.


12. CONVERTIBLE NOTES

In December 2002, the Company entered into a subscription agreement, non-interest bearing, with an accredited investor, for the sale of a $255,422 principal amount of convertible notes, in a private placement, to assist with the financing of operations in PRC. . In May 2004, a supplementary agreement was signed to extend the maturity date of the notes to May 2005.

13. RESERVES

The reserve funds are comprised of the following:

                                           December 31, 2004    April 30, 2004
                                           -----------------   -----------------

Statutory surplus reserve fund             $         739,580   $         681,877
Public welfare fund                                  369,790             275,779
Capital reserve                                       36,946                --

                                           -----------------   -----------------
                                           $       1,146,316   $         957,656
                                           =================   =================

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

Net income as reported in the US GAAP financial statements differs from that as reported in the PRC statutory financial statements. In accordance with the relevant laws and regulations in the PRC, the profits available for distribution are based on the statutory financial statements. If HQOF has foreign currency available after meeting its operational needs, HQOF may make its profit distributions in foreign currency to the extent foreign currency is available. Otherwise, it is necessary to obtain approval and convert such distributions at an authorized bank.

14. EMPLOYEE STOCK OPTION PLAN

On December 2, 2004, our board of directors ratified grants of non-qualified stock options to purchase shares of our common stock under our Stock Option Plan (the "Plan") to some of our executive officers and directors, as well as to several of our employees, as further detailed in this current report on Form 8-K. Each of these new stock options has up to a ten-year term, is subject to the terms and conditions of the Plan, and is priced at $0.28, which represents the fair market value as of the initial grant date of November 23, 2004.

Specifically, Norbert Sporns, our Chief Executive Officer, President and director, received 500,000 stock options. Lillian Wang, the Chairman of our board of directors, received 500,000 stock options. Harry Wang, our Chief Operating Officer, director and brother of Ms. Wang, received 500,000 stock options; and Fusheng Wang, our director, Honorary Chairman and father of Ms. Wang, received 1,000,000 stock options. Together, Norbert Sporns, Harry Wang and Lillian Wang also indirectly control the majority of capital stock of HQSM. The stock options granted to each of them, as well as to Fusheng Wang, were fully vested when granted. In addition, our Chief Financial Officer, Jean-Pierre Dallaire, received 200,000 stock options. Mr. Dallaire's options are vested immediately as to 50% of the grant, with the remaining 50% vesting as follows:
1/3 on June 16, 2005, 1/3 on June 16, 2006, and the remaining 1/3 on June 16, 2007.

Further, our board of directors ratified grants of stock options to thirteen other employees of HQSM. These stock options are vested immediately as to 50% of each individual grant, with the remaining 50% vesting as follows: 1/3 on June 16, 2005, 1/3 on June 16, 2006, and the remaining 1/3 on June 16, 2007. In the case of one of the employees, the stock options were fully vested when granted.

Our board of directors believes that these stock option grants will help our company to continue to attract, retain and incentivize our employees, directors and executive officers. In connection with these grants, our board of directors reserved 5,000,000 shares for issuance under the Plan. In addition, pursuant to the provisions of the Plan, our board of directors delegated the full power and authority to administer the Plan, in accordance with its terms, to our Compensation Committee presently consisting of Norbert Sporns, Fred Bild, an independent director, and Daniel Too, also an independent director of HQSM.

15. SIGNIFICANT CONCENTRATION

The Group grants credit to its customers, generally on an open account basis. The Group's five largest customers accounted for 57.4% of the consolidated sales for the eight months ended December 31, 2004, in which all customers are in excess of 10% of consolidated sales, with 15.9%, 12.0% and 10.6% of consolidated sales, or an aggregate of 38.5% of consolidated sales.

At December 31, 2004, approximately 43.3% of trade receivables were from trade transactions with the aforementioned five customers.

16. WARRANTIES

The Group did not incur any warranty costs for the eight months ended December 31, 2004 and for the four months ended April 30, 2004.

17. COMMITMENTS AND CONTINGENCIES

A. CAPITAL  COMMITMENTS

As of December 31, 2004, the Group has no significant capital commitments required for disclosure.

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


19. UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On August 17, 2004,  HQSM and Sealink,  as the parent and management  company of
Hainan  Jiahua  Marine   Bio-products   Company  Limited.   ("Jiahua   Marine"),
consummated  an Purchase  Agreement  whereby HQSM acquired all of the issued and outstanding  capital stock of Sealink in consideration is payable by HQSM in the following  manner:  $8,888,655 in the form of 12,698,078 shares of HQSM's common stock,  $0.001  par  value  per  share,  up to but not  exceeding  19.9%  of the outstanding  shares of HQSM's  common stock,  on a  fully-diluted  basis,  to be delivered to SSC at closing, and (ii) the remaining balance of $11,111,345 to be payable in the form of a convertible promissory note issued by HQSM to SSC. This note is included as Exhibit B to the Nutraceutical Purchase Agreement.  The note will accrue interest at the rate of 5% per annum and is convertible  into: first one hundred thousand US Dollars (US$100,000) for 100,000 shares of HQSM's Series
A preferred  stock,  $0.001 par value per share, the proposed terms of which are described  below and are fully subject to receipt of all  necessary  shareholder consents and approvals,  and thereafter  the remaining  principal  amount of the note equal to US$11,011,345  into 15,730,493  shares of HQSM's common stock. The note is convertible  only upon  completion of an audit of HQSM's  acquisition of
Sealink and Jiahua Marine,  performed to the satisfaction of HQSM and receipt of all necessary shareholder consents and approvals.

The Purchase Agreement is being accounted for as a recapitalization of Sealink whereby the historical financial information of Sealink becomes the historical financial information of the Registrant.

The accompanying  Unaudited Pro Forma Condensed Consolidated Balance Sheet as of
December 31, 2004 and 2003 and the  Unaudited Pro Forma  Condensed  Consolidated
Statements of Income for the Eights Months ended December 31, 2004 and 2003, have been prepared to reflect the acquisition as if it had occurred as of May 1, 2003 the first day of the earliest period presented in the financial statements.

The accompanying pro forma information is presented for illustrative purposes only and is not necessarily indicative of the financial position or results of operations which would actually have been reported had the merger been in effect during the periods presented, or which may be reported in the future.

                                          May 1 to Dec 31, 2004     May 1 to Dec 31, 2003
                                               (USD `000)                    (USD `000)

Turnover                                                 22,383                    16,409

Income from operations                                    2,893                     2,477

Net income attributable to shareholders                   4,156                     1,729
                                                         ======                    ======





Total assets                                             23,340                    31,117
                                                         ======                    ======

Total liabilities                                        11,306                    14,879
                                                         ======                    ======

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As disclosed in our Current Report on Form 8-K filed May 18, 2004, in view of the merger among Process Equipment, Inc., Process Equipment Acquisition Corporation and Jade, as more fully described in the Registrant's Current Report on Form 8-K filed on March 17, 2004, and Process Equipment, Inc.'s newly acquired subsidiary's operations in China, the Board of Directors believed that a firm with more international auditing experience should be engaged to perform work for the company. As a result, the Board of Directors approved the engagement of Rotenberg & Co., LLP ("Rotenberg") as the principal accountant to audit our financial statements, effective May 12, 2004, to replace Baum & Company, P.A. ("Baum"). Our audit committee is headed by Mr. Vallee, one of our three independent non-executive directors.

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

We provided Baum with a copy of the statements made above and requested Baum to furnish a letter addressed to the Securities and Exchange Commission stating whether or not Baum agrees with the statements and, if not, stating the respects in which it does not agree. A copy of this letter, dated May 18, 2004, is filed as an exhibit to the Current Report on Form 8-K filed May 18, 2004.

We have not consulted with Rotenberg, our new principal independent accountant, during the last two years or subsequent interim period up to and including the date we engaged Rotenberg on either the application of accounting principles or type of opinion Rotenberg might issue on our financial statements.

Item 8A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective under Rule 13a-15.


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

The directors and executive officers of HQSM are as follows:

    NAME              AGE   POSITION                               DATE OF APPOINTMENT           DATE OF RESIGN
---------------       ---   ------------------------------------   ---------------------------   -----------------
Lillian Wang Li       47    Director/Chairman of Board of          March 25, 2004 as director;
                            Directors/ Secretary officer           April 13, 2004 as executive
                            Acting Chief Financial Officer         April 13, 2004                September 1, 2004
Harry Wang Hua        41    Director/Chief Operating Officer       March 25, 2004
Norbert Sporns        50    Director/Chief Executive Officer/
                            President                              March 25, 2004
Jacques Vallee        52    Independent Non-executive Director     June 15, 2004
Fred Bild             67    Independent Non-executive Director     June 15, 2004
Jean-Pierre Dallaire  53    Financial Controller                   April 13, 2004
                            Chief Financial Officer                September 1, 2004
He Jian Bo            37    Manager Finance Dept.                  April 13, 2004
Liam Haniffy          37    Sales and Quality Production Manager   April 13, 2004                February 8, 2005
Wang Fu Hai           60    Chief Production Controller            April 13, 2004
Fusheng Wang          71    Honorary Chairman and Director         August 17, 2004
Daniel Too            52    Independent Non-executive Director     September 2, 2004

Our directors are generally elected until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier resignation or removal. We have recently appointed Fred Bild, Jacques Vallee and Daniel Too as independent non-executive directors, effective as of June 15, 2004, June 15, 2004 and September 2, 2004, respectively, pursuant to Independent Non-Executive Director Agreements we entered into with each of them. In consideration for their services, we agreed to pay each of Fred Bild, Daniel Too and Jacques Vallee an annual salary of $15,000 and an annual bonus of not less than $15,000 payable in shares of our common stock.

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

Lillian Wang Li - Chairman of Board of Directors and  Secretary

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

Norbert Sporns - Director, Chief Executive Officer and President

Norbert Sporns, age 51, is one of the founders of HQSM, and is our director, chief executive officer and president. He has extensive experience in project development and investment consultancy. He graduated from the University of British Columbia, Canada, majoring in Philosophy. He also holds a Bachelor of

Civil Law degree and a Bachelor of English Common Law degree from McGill University and a Certificate of Tax Law, a Certificate in Condominium Law and a Diploma of Notarial Law from the University of Montreal. Mr. Sporns joined HQSM in 1997.

Jacques Vallee -Independent Non-executive Director

Jacques Vallee, age 52, is an independent non-executive director. He is currently in charge of Business Development and Financing with the Altitude Consulting Group. In addition to an M.B.A. from the University of Sherbrooke and an advanced Certificate in Business Administration from the University de Quebec a Trois Rivieres, Mr. Vallee also holds a post-graduate level Advertising Management Diploma from the Ecole des Hautes Etudes Commerciales, Montreal. He has over 30 years of management experience at such notable Canadian institutions as the Bank of Montreal, La Federation des Caisses Populaires Desjardins de Richelieu-Yamaska, Le Fonds de Solidarite des Travailleurs du Quebec and Altitude Consulting Group.

Fred Bild - Independent Non-executive Director

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

Daniel Too - Independent Non-executive Director

Mr. Too, a graduate of Hong Kong University and Polytechnic, has extensive business experience in Asia and brings a keen understanding of the business difficulties associated with working in China. He is currently the Managing Director of Delta Elevator Far East and serves as Director of Voker Chemical Paint Limited. He has been named to the compensation committee with another Independent Non-Executive Director, Mr. Fred Bild, and the CEO, Norbert Sporns.

Jean-Pierre Dallaire - Financial Controller and Chief Financial Officer

Jean-Pierre Dallaire, age 53, is the financial controller and CFO of HQSM. He has experience with Canada's largest engineering company where he was responsible for cash flow projections and project financial supervision. He holds a Master degree in Administration (Accounting) from the University of Sherbrooke, Canada. He joined HQSM in 2000.

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

Compliance with Section 16(a) of the Exchange Act

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

To our knowledge, based upon a review of the copies of such reports furnished to us and based upon written representations that no other reports were required, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended December 31, 2004 and subsequently.

Code of Ethics

In July 2004, our board of directors adopted a code of ethics that applies to all of our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. The code of ethics will establish standards and guidelines to assist our directors, officers and employees in complying with both our corporate policies and with the law. It has been posted at our website: www.hqfish.com

ITEM 10 EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the compensation of our chief executive officer and our two other most highly compensated executive officers who earned at least $100,000 during the eight months ended December 31, 2004:

Name and
Principal Position              Annual Compensation       Long-Term Compensation
------------------              -------------------       ----------------------
Norbert Sporns                  $150,000                  500,000 Options
(Chief Executive Officer)

Lillian Wang Li
(Chairman of Board)             $187,500                  500,000 Options

Harry Wang Hua
(Chief Operating Officer)       $150,000                  500,000 Options

Director Compensation

Unless otherwise restricted by the certificate of incorporation, the members of board of directors have the authority to fix the compensation of directors. The directors may be paid their expenses, if any, of attendance at each meeting of the board of directors and may be paid a fixed sum for attendance at each meeting of the board of directors or a stated salary as director. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation thereafter. Members of special or standing committees may be allowed, like, for example, compensation for attending committee meetings.

Please also refer to the above description of our compensation arrangements with each of our three non-executive independent directors under "--Directors and Executive Officers."

Audit Committee Financial Expert

As stated above, we recently appointed three independent non-executive directors to our board of directors. We consider one of our independent directors, Mr. Jacques Vallee, to be an audit committee financial expert within the meaning of the applicable Securities and Exchange Commission rules and regulations.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

On December 2, 2004, our board of directors ratified grants of non-qualified stock options to purchase shares of our common stock under our Stock Option Plan (the "Plan") to some of our executive officers and directors, as well as to several of our employees, as further detailed in our Current Report on Form 8-K filed on December 3, 2004. Each of these new stock options has up to a ten-year term, is subject to the terms and conditions of the Plan, and is priced at $0.28, which represents the fair market value as of the initial grant date of November 23, 2004.

Specifically, Norbert Sporns, our Chief Executive Officer, President and director, received 500,000 stock options; Lillian Wang, the Chairman of our board of directors, received 500,000 stock options; Harry Wang, our Chief Operating Officer, director and brother of Ms. Wang, received 500,000 stock options; and Fusheng Wang, our director, Honorary Chairman and father of Ms. Wang, received 1,000,000 stock options. Together, Norbert Sporns, Harry Wang and Lillian Wang also indirectly control the majority of capital stock of HQSM. The stock options granted to each of them, as well as to Fusheng Wang, were fully vested when granted. In addition, our Chief Financial Officer, Jean-Pierre Dallaire, received 200,000 stock options. Mr. Dallaire's options are vested immediately as to 50% of the grant, with the remaining 50% vesting as follows:
1/3 on June 16, 2005, 1/3 on June 16, 2006, and the remaining 1/3 on June 16, 2007.

Further, our board of directors ratified grants of stock options to thirteen other employees of HQSM. These stock options are vested immediately as to 50% of each individual grant, with the remaining 50% vesting as follows: 1/3 on June 16, 2005, 1/3 on June 16, 2006, and the remaining 1/3 on June 16, 2007. In the case of one of the employees, the stock options were fully vested when granted.

Our board of directors believes that these stock option grants will help our company to continue to attract, retain and incentivize our employees, directors and executive officers. In connection with these grants, our board of directors reserved 5,000,000 shares for issuance under the Plan. In addition, pursuant to the provisions of the Plan, our board of directors delegated the full power and authority to administer the Plan, in accordance with its terms, to our Compensation Committee presently consisting of Norbert Sporns, Fred Bild, an independent director, and Daniel Too, also an independent director of HQSM.

Security Ownership of Certain Beneficial Owners and Management

The  following  table  sets  forth  certain  information   regarding  beneficial
ownership of common stock as of December 31, 2004, and after giving effect to our recent merger described elsewhere in this annual report, by:

     o each person known to us to own beneficially more than 5%, in the aggregate, of the outstanding shares of our common stock;
     o    each director;
     o each of our chief executive officer and our other two most highly compensated executive officers; and
     o    all executive officers and directors as a group.

The number of shares beneficially owned and the percent of shares outstanding are based on 95,055,123 shares outstanding as of December 31, 2004. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise noted below, the address of each of the shareholders in the table is c/o HQ Sustainable Maritime Industries, Inc., Wall Street Center, 14 Wall Street, 20th Floor, New York, New York 10005.

                                    Shares of Common Stock    Beneficially Owned
Beneficial Owner                    Number                    Percent
----------------                    ----------------------    ------------------
Barron Partners LP                   3,407,000(1)              3.6%

Norbert Sporns                      16,708,759(2)             17.6%

Lillian Wang Li                     17,404,957(2)             18.3%

Harry Wang Hua                      35,506,113(2)             37.3%

Jacques Vallee                      35,714                    0.03%

Fred Bild                           35,714                    0.03%

Daniel Too                          17,857                    0.02%

All such directors and executive
officers as a group (6 persons)     69,709,114                73.28%

(1) Consists of 3,407,000 shares of our common stock that are currently owned beneficially; 1,480,000 shares of common stock underlying a Class C common stock purchase warrant that may be exercised within 60 days; and 1,480,000 shares of common stock underlying a Class D common stock purchase warrant that may be exercised within 60 days. Barron Partners LP's address is to the attention of Andrew Barron Worden, Managing Partner, 730 Fifth Avenue, 9th Floor, New York, NY 10019.
(2) Beneficially owns the shares indicated, which are owned of record by Red Coral Group Limited and Sino-Sult Canada (S.S.C.) Limited. Each of Mr. Sporns, Ms. Wang and Mr. Wang own, respectively, 24%, 25% and 51% of the issued capital of Red Coral and share voting and investment power over the shares held by Red Coral and Sino-Sult Canada.

Changes in Control

We know of no plans or arrangements that will result in a change of control at our company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

No related parties transaction has been made for the both period.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit No.       Description of Exhibit
-----------       ----------------------

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

4                 Process   Equipment,    Inc.   2003   Stock   Incentive   Plan
                  (incorporated by reference to the Report on Form 14-C (commission File Number 0-18980), filed with the Commission on April 28, 2004).

10.1 Form of Stock Option Grant Notice (incorporated by reference to the Report on Form 8-K (commission File Number 0-18980), filed with the Commission on December 3, 2004).

10.2 Form of Option Agreement (incorporated by reference to the Report on Form 8-K (commission File Number 0-18980), filed with the Commission on December 3, 2004).

10.3 Form of Exercise Agreement (incorporated by reference to the Report on Form 8-K (commission File Number 0-18980), filed with the Commission on December 3, 2004).

10.4 Agreement, dated as of November 4, 2004, between HQ Sustainable Maritime Industries, Inc. and Sino-Sult Canada (S.S.C.) Limited (incorporated by reference to the Report on Form 10-QSB (Commission file No. 0-18980), filed with the Commission on November 15, 2004).

10.5 Independent Non-Executive Director Agreement, dated as of September 2, 2004, between HQ Sustainable Maritime Industries Inc. and Daniel Too (incorporated by reference to the Report on Form 10-QSB (Commission file No. 0-18980), filed with the Commission on November 15, 2004).

10.6 Employment Agreement, dated as of September 1, 2004, between HQ Sustainable Maritime Industries Inc. and Jean-Pierre Dallaire (incorporated by reference to the Report on Form 10-QSB (Commission file No. 0-18980), filed with the Commission on November 15, 2004).

10.7 Purchase Agreement, dated as of August 17, 2004, among HQ Sustainable Maritime Industries, inc., Sino-Sult Canada (S.S.C.) Limited and Sealink Wealth Limited (incorporated by reference to the Report on Form 8-K (commission File Number 0-18980), filed with the Commission on August 18, 2004).

10.8 Purchase Agreement, dated as of August 17, 2004, between Jade Profit Investment Limited and Hainan Fuyuan Investment Company Limited (incorporated by reference to the Report on Form 8-K (commission File Number 0-18980), filed with the Commission on August 18, 2004).

10.9 Form of Employment Agreement, effective as of April 1, 2004, between HQ Sustainable Maritime Industries, Inc. and Harry Wang (incorporated by reference to the Report on Form 10-QSB (commission File Number 0-18980), filed with the Commission on August 13, 2004).

10.10 Form of Employment Agreement, effective as of April 1, 2004, between HQ Sustainable Maritime Industries, Inc. and Lillian Wang Li (incorporated by reference to the Report on Form 10-QSB (commission File Number 0-18980), filed with the Commission on August 13, 2004).

10.11 Form of Employment Agreement, effective as of April 1, 2004, between HQ Sustainable Maritime Industries, Inc. and Norbert Sporns (incorporated by reference to the Report on Form 10-QSB (commission File Number 0-18980), filed with the Commission on August 13, 2004).

10.12 Form of Independent Non-Executive Director Agreement, dated as of June 15, 2004, between HQ Sustainable Maritime Industries Inc. and Fred Bild (incorporated by reference to the Report on Form 10-QSB (Commission file No. 0-18980), filed with the Commission on August 13, 2004).

10.13 Independent Non-Executive Director Agreement, dated as of June 15, 2004, between HQ Sustainable Maritime Industries Inc. and Jacques Vallee (incorporated by reference to the Report on Form 10-QSB (Commission file No. 0-18980), filed with the Commission on August 13, 2004).

10.14 Amendment No. 1 to Employment Agreement, dated April 11, 2005, between HQ Sustainable Maritime Industries, Inc. and Norbert Sporns.

10.15 Amendment No. 1 to Employment Agreement, dated April 11, 2005, between HQ Sustainable Maritime Industries, Inc. and Lillian Wang.

10.16 Amendment No. 1 to Employment Agreement, dated April 11, 2005, between HQ Sustainable Maritime Industries, Inc. and Harry Wang.

14                Code of Ethics

16 Letter, dated May 18, 2004 from Baum & Company, P.A., the Registrant's former principal accountants, to the Securities and Exchange Commission pursuant to Item 304(a)(3) of Regulation S-B (incorporated by reference to the Report on Form 8-K (commission File Number 0-18980), filed with the Commission on May 18, 2004).

21                Subsidiaries of the Registrant

23                Consent of Rotenberg & Co. LLP

31.1              Certification  of Chief  Executive  Officer of HQ  Sustainable
                  Maritime    Industries,    Inc.,   Inc.   pursuant   to   Rule
                  13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2              Certification  of Chief  Financial  Officer of HQ  Sustainable
                  Maritime    Industries,    Inc.,   Inc.   pursuant   to   Rule
                  13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1 Certification of Chief Executive Officer of HQ Sustainable Maritime Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer of HQ Sustainable Maritime Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

1. Current report on Form 8-K filed with the SEC on December 3, 2004

In this report we disclosed that our board of directors ratified grants of non-qualified stock options to purchase shares of out common stock under our Stock Option Plan (the "Plan") to some of our executive officers and directors, as well as to thirteen of our employees.

2. Current report on Form 8-K filed with the SEC on October 18, 2004

In this report we disclosed the financial statement of Sealink Wealth Limited, a British Virgin Islands liability corporation ("Sealink") and certain pro forma financial information for HQSM, consistent with our August 18, 2004 current report filed on Form 8-K wherein we disclosed that we had entered into a Purchase Agreement, dated as of August 17, 2004, with Sino-Sult Canada (S.S.C.) Limited, a Canadian limited liability corporation ("SSC"), and Sealink, whereby we acquired Sealink, SSC's wholly owned subsidiary, on the terms and conditions specified in the Purchase Agreement.

3. Current report on Form 8-K filed with the SEC on August 18, 2004

In this report we disclosed that, on August 17, 2004, we entered into a Purchase Agreement ("Nutraceutical Purchase Agreement") with Sino-Sult Canada (S.S.C.) Limited ("SSC") and Sealink Wealth Limited, whereby we acquired Sealink, SSC's wholly owned subsidiary, on the terms and condition specified in the Nutraceutical Purchase Agreement. The Nutraceutical Purchase Agreement was filed as an exhibit to the report. We also disclosed a description of Hainan Jiahua Marine Bio-Products Co. Ltd, a wholly owned subsidiary of Sealink. The financial statement of Sealink and the pro forma financial information was not filed with the report, but the Registrant undertook to file such financial statements and information within 60 days of the closing of the transaction contemplated by the Nutraceutical Purchase Agreement.

4. Current report on Form 8-K filed with the SEC on June 28, 2004

In this report we advised regarding a June 15, 2004 press release announcing that we, through our wholly owned subsidiary, HQ Sustainable Maritime Marketing Inc., entered into a Letter of Intent for the acquisition of Tomich Bros.
Seafood Inc., a California company. This report disclosed the financial statements of Tomich Bros. Seafood Inc. and related pro forma financial information.

We also advised regarding a June 17, 2004 press release announcing that the appointment of Mr. Jacques Vallee and Mr. Fred Bild as independent non-executive directors and advised that Mr. Vallee with also act as head of our Board of Directors' Audit Committee.

5. Current report on Form 8-K filed with the SEC on May 24, 2004

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

We also disclosed the Audited Financial statement for year ended December 31, 2002 and 2003 of Jade Profit Investment Limited.

6. Current report on Form 8-K filed with the SEC on May 18, 2004

This report disclosed that the accounting firm Rotenberg and Co. LLP replaced Baum and Company, P.A. as the auditor for Process Equipment, Inc.

7. Current report on Form 8-K filed with the SEC on April 2, 2004

In this report we disclosed that, on March 25, 2004, the Registrant, Process Equipment Acquisition Corporation ("PEAC"), and Jade Profit Investment Limited ("Jade"), as the parent and management company of Hainan Quebec Ocean Fishing Co. Ltd. ("HQ"), consummated the transactions contemplated by the Agreement and Plan of Merger executed on March 17, 2004.

Pursuant to the Agreement and Plan of Merger, PEAC merged with and into Registrant and the separate existence of PEAC ceased and Jade became a wholly owned subsidiary of the Registrant.

We also disclosed that it was impracticable that that time to provide the financial statements of the business acquired and other required pro forma financial information, but the Registrant undertook to file the required financial statements and information as soon as practicable.

8. Current report on Form 8-K filed with the SEC on March 17, 2004

In this report we disclosed that process Equipment, Inc., Process Equipment Acquisition Corporation, and jade Profit Investment Limited ("Jade"), as the parent and management company of Hainan Quebec Ocean Fishing Co. Ltd. ("HQ"), entered into an Agreement and Plan of Merger pursuant to which the Registrant acquired Jade and 84.42% ownership in its subsidiary HQ in exchange for shares of the Registrant's common stock (the "Merger").

We also disclosed certain information concerning the principal terms of the Merger and the business of the Registrant and Jade.

We also disclosed that the Board of Directors will change the Registrant's fiscal year end from April 30 to December 31.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(a) Audit Fees

Our principal accountant, Rotenberg & Co., LLP, billed us aggregate fees in the amount of approximately $440,000 and $110,000 for the fiscal years ended December 31, 2004 and April 30, 2004, respectively. These amounts were billed for professional services that Rotenberg provided for the audit of our annual financial statements, review of the financial statements included in our Current Report filed on Form 8-K on October 18, 2004, review of our securities offerings and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

(b)  Audit-Related  Fees

Rotenberg billed us aggregate fees in the amount of $0 for the fiscal years ended December 31, 2004 and April 30, 2004, and for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements.

(c) Tax Fees

Rotenberg billed us aggregate fees in the amount of $0 for the fiscal years ended December 31, 2004 and April 30, 2004, and for tax compliance, tax advice, and tax planning.

(d) All Other Fees

Rotenberg billed us aggregate fees in the amount of $0 for the fiscal years ended December 31, 2004 and April 30, 2004, and for all other fees.

(e) Audit Committee's Pre-Approval

Section 10A(i) of the Securities Exchange Act prohibits our auditors from performing audit services for us as well as any services not considered to be "audit services" unless such services are pre-approved by the audit committee of the board of directors, or unless the services meet certain de minimis standards. In the fiscal years ended December 31, 2004 and April 30, 2004, Rotenberg has not performed for us any services not considered to be "audit services."

The percentage of the fees for audit, audit-related, tax and other services were as set forth in the following table:

                            Percentage of total fees paid to Rotenberg
                            ----------------------------------------------------
                            Fiscal Year April 2004     Fiscal Year December 2004
                            ----------------------     -------------------------
Audit fees                      100%                       100%
Audit-related fees                0%                         0%
Tax fees                          0%                         0%
All other fees                    0%                         0%

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HQ Sustainable Maritime Industries, Inc.


                                        By: /s/ Norbert Sporns
                                           -------------------------------------
                                           Norbert Sporns
                                           Chief Executive Officer and President
                                        Date:  April 11, 2005

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                    TITLE                                DATE
---------                    -----                                ----

 /s/ Norbert Sporns          Chief Executive Officer, President   April 11, 2005
-------------------------    and Director
Norbert Sporns               (Principal Executive Officer)


 /s/ Lillian Wang            Secretary, Chairman of the Board     April 11, 2005
-------------------------    of Directors, and Director
Lillian Wang

 /s/ Harry Wang              Chief Operating Officer and          April 11, 2005
-------------------------    Director
Harry Wang

 /s/ Jacque Vallee           Director                             April 11, 2005
-------------------------
Jacque Vallee

/s/ Fred Bild                Independent Non-executive Director   April 11, 2005
-------------------------
Fred Bild

 /s/ Daniel Too              Independent Non-executive Director   April 11, 2005
-------------------------
Daniel Too

 /s/ Jean-Pierre Dallaire    Chief Financial Officer and          April 11, 2005
-------------------------    Financial Controller
Jean-Pierre Dallaire         (Principal Financial Officer)

 /s/ Fusheng Wang            Honorary Chairman and Director       April 11, 2005
-------------------------
Fusheng Wang

                                    EXHIBITS

Exhibit No.       Description of Exhibit
-----------       ----------------------

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

4                 Process   Equipment,    Inc.   2003   Stock   Incentive   Plan
                  (incorporated by reference to the Report on Form 14-C (commission File Number 0-18980), filed with the Commission on April 28, 2004).

10.1 Form of Stock Option Grant Notice (incorporated by reference to the Report on Form 8-K (commission File Number 0-18980), filed with the Commission on December 3, 2004).

10.2 Form of Option Agreement (incorporated by reference to the Report on Form 8-K (commission File Number 0-18980), filed with the Commission on December 3, 2004).

10.3 Form of Exercise Agreement (incorporated by reference to the Report on Form 8-K (commission File Number 0-18980), filed with the Commission on December 3, 2004).

10.4 Agreement, dated as of November 4, 2004, between HQ Sustainable Maritime Industries, Inc. and Sino-Sult Canada (S.S.C.) Limited (incorporated by reference to the Report on Form 10-QSB (Commission file No. 0-18980), filed with the Commission on November 15, 2004).

10.5 Independent Non-Executive Director Agreement, dated as of September 2, 2004, between HQ Sustainable Maritime Industries Inc. and Daniel Too (incorporated by reference to the Report on Form 10-QSB (Commission file No. 0-18980), filed with the Commission on November 15, 2004).

10.6 Employment Agreement, dated as of September 1, 2004, between HQ Sustainable Maritime Industries Inc. and Jean-Pierre Dallaire (incorporated by reference to the Report on Form 10-QSB (Commission file No. 0-18980), filed with the Commission on November 15, 2004).

10.7 Purchase Agreement, dated as of August 17, 2004, among HQ Sustainable Maritime Industries, inc., Sino-Sult Canada (S.S.C.) Limited and Sealink Wealth Limited (incorporated by reference to the Report on Form 8-K (commission File Number 0-18980), filed with the Commission on August 18, 2004).

10.8 Purchase Agreement, dated as of August 17, 2004, between Jade Profit Investment Limited and Hainan Fuyuan Investment Company Limited (incorporated by reference to the Report on Form 8-K (commission File Number 0-18980), filed with the Commission on August 18, 2004).

10.9 Form of Employment Agreement, effective as of April 1, 2004, between HQ Sustainable Maritime Industries, Inc. and Harry Wang (incorporated by reference to the Report on Form 10-QSB (commission File Number 0-18980), filed with the Commission on August 13, 2004).

10.10 Form of Employment Agreement, effective as of April 1, 2004, between HQ Sustainable Maritime Industries, Inc. and Lillian Wang Li (incorporated by reference to the Report on Form 10-QSB (commission File Number 0-18980), filed with the Commission on August 13, 2004).

10.11 Form of Employment Agreement, effective as of April 1, 2004, between HQ Sustainable Maritime Industries, Inc. and Norbert Sporns (incorporated by reference to the Report on Form 10-QSB (commission File Number 0-18980), filed with the Commission on August 13, 2004).

10.12 Form of Independent Non-Executive Director Agreement, dated as of June 15, 2004, between HQ Sustainable Maritime Industries Inc. and Fred Bild (incorporated by reference to the Report on Form 10-QSB (Commission file No. 0-18980), filed with the Commission on August 13, 2004).

10.13 Independent Non-Executive Director Agreement, dated as of June 15, 2004, between HQ Sustainable Maritime Industries Inc. and Jacques Vallee (incorporated by reference to the Report on Form 10-QSB (Commission file No. 0-18980), filed with the Commission on August 13, 2004).

10.14 Amendment No. 1 to Employment Agreement, dated April 11, 2005, between HQ Sustainable Maritime Industries, Inc. and Norbert Sporns.

10.15 Amendment No. 1 to Employment Agreement, dated April 11, 2005, between HQ Sustainable Maritime Industries, Inc. and Lillian Wang.

10.16 Amendment No. 1 to Employment Agreement, dated April 11, 2005, between HQ Sustainable Maritime Industries, Inc. and Harry Wang.

14                Code of Ethics

16 Letter, dated May 18, 2004 from Baum & Company, P.A., the Registrant's former principal accountants, to the Securities and Exchange Commission pursuant to Item 304(a)(3) of Regulation S-B (incorporated by reference to the Report on Form 8-K (commission File Number 0-18980), filed with the Commission on May 18, 2004).

21                Subsidiaries of the Registrant

23                Consent of Rotenberg & Co. LLP

31.1              Certification  of Chief  Executive  Officer of HQ  Sustainable
                  Maritime    Industries,    Inc.,   Inc.   pursuant   to   Rule
                  13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2              Certification  of Chief  Financial  Officer of HQ  Sustainable
                  Maritime    Industries,    Inc.,   Inc.   pursuant   to   Rule
                  13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1 Certification of Chief Executive Officer of HQ Sustainable Maritime Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer of HQ Sustainable Maritime Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.