Form 10QSB
period 2005-03-31
HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
filed 2005-05-13
CIK 857073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                   FORM 10-QSB
(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2005

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         Commission file number 0-18980


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

         Yes [X]       No [  ]

         State the number of shares outstanding of each of the issuer's classes of equity securities, as of the latest practicable date: 98,124,859 shares of Common Stock, $0.001 par value per share, outstanding as of March 31, 2005.

         Transitional Small Business Disclosure Format (check one):

         Yes [  ]       No [X]

                                TABLE OF CONTENTS
                                -----------------


                                                                    Page Numbers
                                                                    ------------
PART I - FINANCIAL INFORMATION

Item  1. Financial Statements.
         Condensed Consolidated Balance Sheets                             2-3
         Condensed Consolidated Statements of Income                       4
         Condensed Consolidated Statements of Cash Flows                   5
         Notes to Condensed Consolidated Financial Statements              6-10
Item  2. Management Discussions & Analysis of Financial Condition and
         Results of Operations.                                            11-15
Item 3.  Controls and Procedures                                           15

PART II - OTHER INFORMATION

Item  1.     Legal Proceedings                                             16
Item  2.     Unregistered Sales of Equity securities and Use of Proceeds   16
Item  3.     Defaults Upon Senior Securities                               16
Item  4.     Submission of Matters to a Vote of Security Holders           16
Item  5      Other Information                                             16
Item  6.     Exhibits and Reports on Form 8-K                              17


            HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES
                     (INCORPORATED IN THE STATE OF DELAWARE
                             WITH LIMITED LIABILITY)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2005 AND DECEMBER 31, 2004


                                     ASSETS



                                                 March 31, 2005    December 31, 2004
                                               -----------------   -----------------
CURRENT ASSETS
  Cash and cash equivalents                    $       3,952,818   $       4,551,505
  Trade receivables, net of provision                  5,697,876           5,406,172
  Inventory                                              236,679             228,564
  Prepayments                                              1,932               1,932
  Due from related parties, net of provision             183,986             388,506
  Advance to employee                                     29,332              27,918
  Tax recoverable                                         81,602              81,602
                                               -----------------   -----------------
  TOTAL CURRENT ASSETS                                10,184,225          10,686,199
                                               -----------------   -----------------

OTHER ASSETS
  Deferred taxes                                       1,192,746           1,209,790
                                               -----------------   -----------------

PROPERTY, PLANT AND EQUIPMENT, NET                     8,789,401           9,029,673
                                               -----------------   -----------------

VESSELS HELD FOR SALE                                       --                  --
                                               -----------------   -----------------

TOTAL ASSETS                                   $      20,166,372   $      20,925,662
                                               =================   =================











The accompanying notes are an integral part of the consolidated financial statements.

            HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES
                     (INCORPORATED IN THE STATE OF DELAWARE
                             WITH LIMITED LIABILITY)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2005 AND DECEMBER 31, 2004


                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                           March 31, 2005     December 31, 2004
                                         -----------------    -----------------
CURRENT LIABILITIES
  Accounts payable and accrued expenses  $       3,392,724    $       4,204,630
  Bank loans                                     4,457,831            4,457,831
  Tax payable                                       32,873                 --
  Amount due to related parties                    134,006               86,994
  Due to directors                                 211,649              209,361
  Convertible notes                                255,422              255,422
                                         -----------------    -----------------
  TOTAL CURRENT LIABILITIES                      8,484,505            9,214,238
                                         -----------------    -----------------

OTHER LIABILITIES
  Promissory note                                  100,000              100,000
                                         -----------------    -----------------

TOTAL LIABILITIES                                8,584,505            9,314,238

MINORITY INTEREST                                     --                   --

SHAREHOLDERS' EQUITY
  Share capital                                     98,125               95,055
  Additional paid-in capital                    13,504,546           13,099,205
  Reserves                                       1,146,316            1,146,316
  Accumulated loss                              (3,167,120)          (2,729,152)
                                         -----------------    -----------------

TOTAL SHAREHOLDERS' EQUITY                      11,581,867           11,611,424
                                         -----------------    -----------------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                 $      20,166,372    $      20,925,662
                                         =================    =================







The accompanying notes are an integral part of the consolidated financial statements.

            HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES
                     (INCORPORATED IN THE STATE OF DELAWARE
                             WITH LIMITED LIABILITY)

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                       2005            2004
                                                   ------------    ------------

SALES                                              $  3,016,886    $    241,373

COST OF SALES                                         1,299,166         213,829
                                                   ------------    ------------

GROSS PROFIT                                         1,717,720           27,544

SELLING AND DISTRIBUTION EXPENSES                        40,608          34,599

ADVERTISING
                                                      1,000,819            --

GENERAL AND ADMINISTRATIVE EXPENSES                     626,941         333,461

DEPRECIATION                                            240,272          79,365

PROVISION FOR DOUBTFUL DEBTS                             38,352       1,284,750
                                                   ------------    ------------

LOSS FROM OPERATIONS                                   (229,272)     (1,704,631)

FINANCE COSTS                                            91,708            --

OTHER INCOME                                               (583)        (17,028)

OTHER EXPENSES                                           67,709         128,577
                                                   ------------    ------------

LOSS BEFORE INCOME TAXES                               (388,106)     (1,816,180)

INCOME TAXES
  CURRENT
                                                         32,819            --

  DEFERRED                                               17,043          22,725
                                                   ------------    ------------

NET LOSS BEFORE MINORITY INTEREST                      (437,968)     (1,838,905)

MINORITY INTEREST                                          --           268,363
                                                   ------------    ------------

NET LOSS ATTRIBUTABLE TO SHAREHOLDERS              $   (437,968)     (1,570,542)
                                                   ============    ============

NET LOSS PER SHARE BASIC AND DILUTED               $      (0.00)         (62.82)
                                                   ============    ============

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING            96,194,971          25,000
                                                   ============    ============




The accompanying notes are an integral part of the consolidated financial statements.


            HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES
                     (INCORPORATED IN THE STATE OF DELAWARE
                             WITH LIMITED LIABILITY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                                     2005            2004
                                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $   (437,968)   $ (1,838,905)
  Adjustments to reconcile net income to net cash provided
     by operating activities:
  Provision for doubtful account                                      (38,352)      1,284,750
  Depreciation                                                        240,272          79,365
  (Increase)/decrease in assets:
     Inventory                                                         (8,115)         51,055
     Trade receivables, net of provisions                            (253,353)        143,294
     Prepayment                                                          --           (70,017)
     Advance to employee                                               (1,414)           --
     Deferred taxes                                                    17,044          22,725
  Increase/(decrease) in liabilities:
     Accounts payable sand accrued expenses                          (811,905)         36,938
     Deposit received from customers                                     --             8,789
     Taxes payable                                                     32,873            --
                                                                 ------------    ------------
Net cash from by operating activities                              (1,260,918)       (282,006)
                                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment                           --          (632,576)
                                                                 ------------    ------------
Net cash from by investing activities                                    --          (632,576)
                                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from common stock                                          408,411         414,900
  Receive from/(payment to) directors                                   2,287         (42,589)
  Receive from/(payment to) related parties                           251,533        (148,977)
  Repayment of bank loans                                                --        (6,024,097)
                                                                 ------------    ------------
Net cash from by financing activities                                 662,231      (5,800,763)
                                                                 ------------    ------------

Net CHANGE IN CASH AND CASH EQUIVALENTS                              (598,687)     (6,715,345)

  Cash and cash equivalents, beginning of period                    4,551,505      11,037,780
                                                                 ------------    ------------

  Cash and cash equivalents, end of period                       $  3,952,818    $  4,322,435
                                                                 ============    ============

SUPPLEMENTARY CASH FLOWS DISCLOSURES
  Interest paid                                                  $     62,848    $       --
                                                                 ============    ============

  Taxes paid                                                     $       --      $       --
                                                                 ============    ============

SUPPLEMENTARY DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES
  Note payable in connection with acquisition of Jiahua Marine   $    100,000    $    100,000
                                                                 ============    ============



The accompanying notes are an integral part of the financial statements.

                     HQ SUSTAINABLE MARTIME INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                 MARCH 31, 2005
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The unaudited  condensed  consolidated  financial  statements of HQ  Sustainable
Maritime Industries, Inc., or HQSM, have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The condensed consolidated balance sheet information as of December 31, 2004 was derived from the audited consolidated financial statements included in the Company's Annual Report Form 10-KSB. These interim financial statements should be read in conjunction with that report.

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

Further, as previously disclosed in the above current report, effective August 17, 2004, HQSM caused Jade Profit Investment Limited, its wholly-owned subsidiary, to acquire the minority equity interest equal to 15.58% that Jade did not already own in HQOF, HQSM's principal operating subsidiary. This purchase was effected by Jade pursuant to the Purchase Agreement, dated as of August 17, 2004, between Jade and Hainan Fuyuan Investment Company Limited, the holder of the minority equity interest of HQOF being acquired by Jade. Jade has previously obtained all requisite governmental approvals in the PRC in order to consummate this transaction.

HQSM and its subsidiaries, collectively referred to in this report as the Group, is principally engaged in the vertically integrated business of aquaculture through co-operative supply agreements, ocean product harvesting, and processing and sales of farm-bred and ocean harvested aquatic products. The principal products of HQOF are cross-bred hybrid of tilapia and white-legged shrimp exporting, directly and indirectly, to the United States, Canada, Japan and European countries. The major market is for export.

The Group has also engaged in the production and sales of marine bio-products and healthcare products in the PRC. The principal products of Hainan Jiahua Marine Bio-Product Company Limited (wholly-owned subsidiary of Sealink) are Shark Cartilage Capsule, Shark Liver Oil and Shark Liver (Soft gel). The major market for these products is the PRC.

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

NOTE 4 - EARNINGS PER SHARE

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

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses and debt, approximates their fair value at March 31, 2005 and December 31, 2004 due to the relatively short-term nature of these instruments.

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

The Company's subsidiaries registered in the PRC are subject to state and local income taxes within the PRC at the applicable tax rates on the taxable income as reported in their PRC statutory financial statements in accordance with the relevant income tax laws applicable to foreign enterprises. Jiahua Marine was subject to a tax rate of 7.5% during this quarter. Jiahua Marine is entitled to a two-year tax holiday from 2002 commencing with the first profit-making year.
HQOF did not have any assessable profits for the three months ended March 2005.

The reconciliation of the effective income tax rate of the Company to the statutory income tax rate in the PRC for this quarter is as follows:

        Statutory tax rate                            15.0%
        Tax holidays and concessions                  (7.5%)
                                                 ----------
        Effective tax rate                             7.5%
                                                 ==========

Income taxes are calculated on a separate entity basis. Currently there is no tax benefit or burden recorded for the United States.

NOTE 8 - SEGMENTS

No  geographical  segment  analysis is provided for the three months ended March
31, 2005 and 2004, as less than 10% of consolidated revenues and less than 10% of consolidated income from operations is attributable to the segment other than the Mainland China.

Business segment for the three months ended March 31, 2005

                                      Aquaculture     Health and   Unallocated   Consolidation
                                        Product      Bio-product      Items
Sales to external customers             1,092,495      1,924,391          --        3,016,886
                                      ===========    ===========   ===========    ===========
General and administrative expenses       147,682         36,078       443,181        626,941
Depreciation                              163,824         75,311         1,137        240,272
Selling expenses                           20,535         20,073          --           40,608
Advertising                                  --        1,000,819          --        1,000,819
Finance costs                              57,778         31,220         2,710         91,708
Profit/(Loss) before taxation            (378,926)       437,585      (446,765)      (388,106)
Taxation                                   17,043         32,819          --           49,862
Profit/(Loss) for the period             (395,969)       404,766      (446,765)      (437,968)
                                      ===========    ===========   ===========    ===========





Segment assets                         12,764,745      7,156,065       245,562     20,166,372
                                      ===========    ===========   ===========    ===========

Segment liabilities                     4,162,120      2,480,794     1,941,591      8,584,505
                                      ===========    ===========   ===========    ===========

No business segment is provided for the three months ended March 31, 2004 as no revenues and income from operations is attributable to business segment other than the vertically integrated business of aquaculture through processing and sales of farm-bred and ocean harvested aquatic products.

NOTE 9 - UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On August 17, 2004, HQSM and Sealink, as the parent and management company of Jiahua Marine, consummated a Purchase Agreement whereby HQSM acquired all of the issued and outstanding capital stock of Sealink at consideration payable by HQSM in the following manner: $8,888,655 in the form of 12,698,078 shares of HQSM's common stock, $0.001 par value per share, up to but not exceeding 19.9% of the outstanding shares of HQSM's common stock, on a fully-diluted basis, to be delivered to SSC at closing, and (ii) the remaining balance of $11,111,345 to be payable in the form of a convertible promissory note (the "Note") issued by HQSM to SSC. This Note is included as Exhibit B to the Nutraceutical Purchase Agreement. The Note will accrue interest at the rate of 5% per annum and is convertible into: (1) one hundred thousand US Dollars (US$100,000) for 100,000 shares of HQSM's Series A preferred stock, $0.001 par value per share, (2) the remaining principal amount of the Note equal to US$11,011,345 into 15,730,493 shares of HQSM's common stock. The Note is convertible only upon completion of an audit of HQSM's acquisition of Sealink and Jiahua Marine, performed to the satisfaction of HQSM and receipt of all necessary shareholder consents and approvals.

The Purchase Agreement is being accounted for as a recapitalization of Sealink whereby the historical financial information of Sealink becomes the historical financial information of the Registrant.

The accompanying Unaudited Pro Forma Condensed Consolidated Statement of Income for the quarter ended March 31, 2004, has been prepared to reflect the acquisition as if it had occurred as of January 1, 2004.

The accompanying pro forma information is presented for illustrative purposes only and is not necessarily indicative of the financial position or results of operations which would actually have been reported had the merger been in effect during the periods presented, or which may be reported in the future.

                                                            3/31/2004
                                                            USD (`000)
            Turnover                                             2,166
            Loss from operations                                 1,179
            Net loss attributable to shareholder                 1,076
                                                            ==========

            Weighted average outstanding number of shares       25,000
                                                            ==========
                 as at March 31, 2004

            Earnings (loss) per share                           (43.05)
                                                            ==========

NOTE 10 - SUBSEQUENT EVENTS

HQSM had an obligation under the Note to issue to SSC 100,000 shares of its preferred stock corresponding to $100,000 principal amount under the Note. HQSM and SSC entered into a Waiver and Amendment Agreement dated May 4, 2005, extending the due date of the issuance of the related 100,000 preferred stock to November 4, 2005. The Waiver and Amendment Agreement has been filed as an exhibit to this quarterly report. Also pursuant to the Waiver and Amendment Agreement, SSC waived any and all defaults that have occurred and are continuing under the original agreement dated November 4, 2004 and under the Note.

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-QSB.

GENERAL OVERVIEW
----------------

The following Management's Discussion and Analysis, or MD&A, is intended to help the reader understand our Group. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto appearing elsewhere in this quarterly report.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

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

Results of  Operations  - Three Months Ended March 31, 2005 as Compared to Three
--------------------------------------------------------------------------------
Months Ended March 31, 2004
---------------------------

One of the subsidiaries of HQSM, Jiahua Marine, was engaged in manufacturing and selling health and bio-product. During the three months ended March 31, 2005, Jiahua Marine contributed $1,924,391 to the total turnover of the Group. The gross profit ratio for this segment was around 81% and the major expense for this segment was advertising, which was about 52% of the turnover. The net income contributed by this segment was $404,766 in the current quarter. Jiahua Marine was acquired during the third quarter of 2004 and no comparative figures for the first quarter of 2004 are shown.

Another principal activity of the Group continues to be the manufacturing and selling of aquatic products. The turnover contributed by this segment was $1,092,495 and $241,373 for the three months ended March 31, 2005 and 2004, respectively. The gross profit ratio of this segment was 7% and 11% for the three months ended March 31, 2005 and 2004, respectively. This segment contributed net loss of $395,969 and $1,462,182 for the three months ended March 31, 2005 and 2004, respectively.

For the three months ended March 31, 2005,  revenue  increased by  $2,775,513 or
11.5 times to $3,016,886 from $241,373 as compared to the corresponding period of the prior year. The increase resulted primarily from HQSM's acquisition of Sealink in August 2004 and the resulting inclusion of Sealink's turnover as part of our revenue for this quarter.

Cost of sales increased by $1,085,337 or 5 times to $1,299,166 from $213,829 for the three months ended March 31, 2005, as compared to the corresponding period of the prior year. Approximately two thirds of the increase was due to increased activities in the aquatic products segment, and the balance of the increase was due to the acquisition of Sealink in August 2004.

Selling and distribution expenses increased by $6,009 or 17% to $40,608 as compared to the corresponding period of the prior year. The primary factor responsible for the increase was that the Group's sales increased this quarter compared with the same quarter last year.

Advertising expenses increased by $1,000,819 from zero as compared to the corresponding period of the prior year. The primary factor responsible for the increase was that HQSM acquired Jiahua Marine (as part of its acquisition of Sealink) in August 2004, and, consistent with industry practices, Jiahua Marine requires significant advertising expenditures for the promotion of its nutraceutical products in order to achieve customer recognition.

General and administrative expenses increased by $293,480 or 88% to $626,941 as compared to the corresponding period of the prior year. The primary factors responsible for the increase was that the Group incurred additional costs as a public company in 2005, and also that it acquired and shared the expenses of Sealink.

Depreciation charged to general and administrative expenses increased by $160,907 or two times to $240,272 as compared to the corresponding period of the prior year. The increase was due to the effect in the current period of improvements made in the first half of 2004 by HQOF, and additional assets purchased through the acquisition of Jiahua Marine in mid-August 2004.

Provision for bad and doubtful debts decreased by $1,246,398 or 97% from $1,284,750 to $38,352 as compared to corresponding period of the prior year. The decrease was due to increased recoverability of trade receivable.

Finance cost increased to $91,708 from zero for the three months ended March 31, 2005, as compared to the corresponding period of the prior year. The increase is due to financing costs incurred in the health and bio-product segment during the currentperiod which were not in the Group in 2004, and additional loan interest costs supported by HQOF in 2005.

Other income decreased by $16,445 or 97% from $17,028 to $583 for the three months ended March 31, 2005. The other income mainly represents the interest income earned during the period.

Other expenses decreased from $128,577 for the three months ended March 31, 2004 to $67,709 for the three months ended March 31, 2005, a 47% or $60,868 decrease. The main reason of the decrease was the reduction of the insurance for the vessels and some sailors being released during the current period.

Current income taxes increased from zero to $32,819 in the current period. Such increase was due to the fact that Jiahua Marine earned taxable income in 2005 and HQOF suffered a loss in 2004 and 2005.

Minority interest decreased from $268,363 to zero. The change resulted from HQSM's acquisition of the 15.58% minority interest of HQOF in August 2004.

The net loss attributable to shareholders decreased by $1,132,574 to $437,968 for the first quarter of 2005. The decrease was mostly due to a combination of additional income from the Jiahua Marine and the reduction in provision for doubtful debts.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

We have funded capital requirements through cash flow from operations. As of March 31, 2005, we had a cash balance of $3,952,818 and a working capital surplus of $1,699,720. This compares with a cash balance of $4,551,505 and a working capital surplus of $1,471,961 as of December 31, 2004.

Management believes that, to fund our working capital needs, operations and anticipated expansion, from time to time, we may attempt to raise financing through some combination of commercial bank borrowings or the private or public sale of equity or debt securities, in an effort to ensure that we have access to sufficient funds to meet our needs. However, future equity or debt financings may not be available to us at all, or, if available, may not be on favorable terms. We cannot assure you that these efforts, together with items described above, will be sufficient to fund our growth, or that external funding will be available to us at favorable interest rates or at all. If we are unable to obtain financing in the future, we will continue to develop our business on a reduced scale based on our existing capital resources.

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

At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective under Rule 13a-15.

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

In January 2005, we issued 124,167 and 240,000 shares of our common stock to Lucky Ventures Resources Limited in consideration of the financial consultant services rendered to us by that firm, and to Paul Courteau in consideration of the consultant service rendered to us by that individual, respectively. All of these securities were issued in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act.

In February 2005, pursuant to the Independent Non-executive Director's Agreements, we issued 17,857 shares of our common stock to each of our three independent non-executive directors as consideration of a portion of their remuneration as directors.

During the first quarter of 2005, we issued 2,651,998 shares of our common stock, pursuant to Regulation S promulgated under the Securities Act, to ninety-five parties for gross consideration of $745,230 and net proceeds of $265,541, after payment of escrow, finders' and other fees.

ITEM 3 - DEFAULTS UPON SENIOR SECURITES

There have been no material defaults.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of security holders during the period covered by this report.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

The following exhibits are being filed as part of this quarterly report:

Exhibit No.       Description

10.1 Waiver and Amendment Agreement, dated as of May 4, 2004, between HQ Sustainable Maritime Industries, Inc. and Sino-Sult Canada (S.S.C.) Limited.

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

                                    Date:  May 13, 2005

                                 By: /s/ Jean-Pierre Dallaire
                                    --------------------------------------------
                                    Name: Jean-Pierre Dallaire
                                    Title: Chief Financial Officer

                                    Date:  May 13, 2005