Form 10QSB
period 2005-06-30
HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
filed 2005-08-12
CIK 857073

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------
                                   FORM 10-QSB
                                 ----------------


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005


                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 000-18980


                    HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
           ==========================================================
                 (Name of small business issuer in its charter)

           Delaware                          3550                   62-1407522
  (State or jurisdiction of        (Primary Std. Industrial        (IRS Employer
Incorporation or organization)    Classification Code Number)        ID Number)

    Wall Street Center, 14 Wall Street, 20th Floor, New York, New York 10005
                               Tel. (212) 618-1712
           ==========================================================
          (Address and telephone number of principal executive offices)

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, $0.001 par value per share
                                (Title of Class)



Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of June 30, 2005, there were 100,261,523 shares of the registrant's common stock outstanding.

                        --------------------------------
                                TABLE OF CONTENTS
                        --------------------------------
                                                                    Page Numbers

PART I - FINANCIAL INFORMATION

Item  1. Financial Statements.
          o    Condensed Consolidated Balance Sheets                      2-3
          o    Condensed Consolidated Statements of Income                4
          o    Condensed Consolidated Statements of Cash Flows            5
          o    Notes to Condensed Consolidated Financial Statements       6-10
Item  2. Management Discussions & Analysis of Financial Condition and
            Results of Operations.                                        11-17
Item 3.  Controls and Procedures                                          17

PART II - OTHER INFORMATION

Item  1. Legal Proceedings                                                18
Item  2. Unregistered Sales of Equity Securities and Use of Proceeds      18
Item  3. Defaults Upon Senior Securities                                  18
Item  4. Submission of Matters to a Vote of  Security Holders             18
Item  5  Other Information                                                18
Item  6. Exhibits                                                         18


            HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES
                     (INCORPORATED IN THE STATE OF DELAWARE
                             WITH LIMITED LIABILITY)

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS



                                                 June 30, 2005     December 31, 2004
                                                  (unaudited)         (unaudited)
                                               -----------------   -----------------
CURRENT ASSETS
  Cash and cash equivalents                    $       4,353,245   $       4,551,505
  Trade receivables, net of provision                  6,937,921           5,406,172
  Inventory                                              342,298             228,564
  Prepayments                                              1,932               1,932
  Due from related parties, net of provision             469,947             388,506
  Advance to employees                                   219,677              27,918
  Tax recoverable                                         81,602              81,602
                                               -----------------   -----------------
  TOTAL CURRENT ASSETS                                12,406,622          10,686,199
                                               -----------------   -----------------

OTHER ASSETS
  Deferred taxes                                       1,175,703           1,209,790
                                               -----------------   -----------------

PROPERTY, PLANT AND EQUIPMENT, NET                     8,548,631           9,029,673
                                               -----------------   -----------------

VESSELS HELD FOR SALE                                       --                  --
                                               -----------------   -----------------

TOTAL ASSETS                                   $      22,130,956   $      20,925,662
                                               =================   =================














The accompanying notes are in integral part of the consolidated financial statements.

            HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES
                     (INCORPORATED IN THE STATE OF DELAWARE
                             WITH LIMITED LIABILITY)

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                           June 30, 2005      December 31, 2004
                                            (unaudited)          (unaudited)
                                         -----------------    -----------------
CURRENT LIABILITIES
  Accounts payable and accrued expenses  $       3,579,030    $       4,204,630
  Bank loans                                     4,457,831            4,457,831
  Tax payable                                      130,198                 --
  Due to related parties                           536,160               86,994
  Due to directors                                 199,145              209,361
  Convertible notes                                255,422              255,422
                                         -----------------    -----------------
  TOTAL CURRENT LIABILITIES                      9,157,786            9,214,238
                                         -----------------    -----------------

OTHER LIABILITIES
  Promissory note                                  100,000              100,000
                                         -----------------    -----------------

TOTAL LIABILITIES                                9,257,786            9,314,238
                                         -----------------    -----------------


SHAREHOLDERS' EQUITY
  Share capital                                    100,261               95,055
  Additional paid-in capital                    13,713,424           13,099,205
  Reserves                                       1,326,467            1,146,316
  Accumulated losses                            (2,266,982)          (2,729,152)
                                         -----------------    -----------------

TOTAL SHAREHOLDERS' EQUITY                      12,873,170           11,611,424
                                         -----------------    -----------------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                 $      22,130,956    $      20,925,662
                                         =================    =================










The accompanying notes are in integral part of the consolidated financial statements.


            HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES
                     (INCORPORATED IN THE STATE OF DELAWARE
                             WITH LIMITED LIABILITY)

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                           Three Months Ended                Six Months Ended
                                    June 30, 2005    June 30, 2004    June 30, 2005    June 30, 2004
                                    -------------    -------------    -------------    -------------

SALES                               $   6,515,755    $     460,919    $   9,532,641    $     702,292

COST OF SALES                           3,720,157          534,533        5,019,323          748,362
                                    -------------    -------------    -------------    -------------

GROSS PROFIT/(LOSS)                     2,795,598          (73,614)       4,513,318          (46,070)

SELLING AND DISTRIBUTION EXPENSES          65,778           61,602          106,386           96,201

ADVERTISING                               830,183             --          1,831,002             --

GENERAL AND ADMINISTRATIVE
   EXPENSES                               530,114        1,036,543        1,157,055        1,370,004

DEPRECIATION                              240,769           79,313          481,041          158,678

PROVISION FOR DOUBTFUL ACCOUNTS              --            238,581           38,352        1,523,331
                                    -------------    -------------    -------------    -------------

PROFIT /(LOSS) FROM OPERATIONS          1,128,754       (1,489,653)         899,482       (3,194,284)

FINANCE COSTS                              90,274           43,625          181,982           43,625

OTHER INCOME                             (208,402)        (236,641)        (208,985)        (253,669)

OTHER EXPENSES                             52,170           54,518          119,879          183,095
                                    -------------    -------------    -------------    -------------

PROFIT/(LOSS) BEFORE INCOME TAXES       1,194,712       (1,351,155)         806,606       (3,167,335)

INCOME TAXES
  CURRENT                                  97,379             --            130,198             --

  DEFERRED                                 17,043           11,362           34,086           34,087
                                    -------------    -------------    -------------    -------------

NET PROFIT/(LOSS) BEFORE MINORITY
   INTEREST                             1,080,290       (1,362,517)         642,322       (3,201,422)

MINORITY INTEREST                            --             69,581             --            337,944
                                    -------------    -------------    -------------    -------------

NET PROFIT/(LOSS) ATTRIBUTABLE TO
   SHAREHOLDERS                     $   1,080,290    $  (1,292,936)   $     642,322    $  (2,863,478)
                                    =============    =============    =============    =============

NET PROFIT/(LOSS) PER SHARE BASIC
   AND DILUTED                      $        0.01    $       (0.02)   $        0.01    $       (0.09)
                                    =============    =============    =============    =============

WEIGHTED AVERAGE COMMON SHARE
   OUTSTANDING                         99,320,179       64,128,752       97,766,208       32,076,876
                                    =============    =============    =============    =============



The accompanying notes are in integral part of the consolidated financial statements.


            HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES
                     (INCORPORATED IN THE STATE OF DELAWARE
                             WITH LIMITED LIABILITY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (unaudited)

                                                                     2005            2004
                                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income/(loss)                                              $    642,322    $ (3,201,422)
  Adjustments to reconcile net income to net cash provided
     by operating activities:

  Depreciation                                                        481,041         158,678
  (Increase)/decrease in assets:
     Inventory                                                       (113,733)         45,954
     Trade receivables, net of provisions                          (1,531,749)      2,591,121
     Prepayment                                                          --            11,901
     Advance to employee                                             (191,760)           --
     Deferred taxes                                                    34,087          34,087
  Increase/(decrease) in liabilities:
     Accounts payable and accrued expenses                           (625,600)        501,131
     Deposit received from customers                                     --           (24,448)
     Taxes payable                                                    130,198            --
                                                                 ------------    ------------
Net cash from by operating activities                              (1,175,194)        117,002
                                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment                           --        (1,060,752)
                                                                 ------------    ------------
Net cash from by investing activities                                    --        (1,060,752)
                                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from common stock                                          619,425       2,943,310
  Payment to directors                                                (10,217)        (42,752)
  Receive from/(payment to) related parties                           367,726        (471,720)
  Repayment of bank loans                                                --        (6,265,061)
                                                                 ------------    ------------
Net cash from by financing activities                                 976,934      (3,836,223)
                                                                 ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                              (198,260)     (4,779,973)

  Cash and cash equivalents, beginning of period                    4,551,505      11,037,780
                                                                 ------------    ------------

  Cash and cash equivalents, end of period                       $  4,353,245    $  6,257,807
                                                                 ============    ============

SUPPLEMENTARY CASH FLOWS DISCLOSURES
  Interest paid                                                  $    158,982    $    132,153
                                                                 ============    ============

  Taxes paid                                                     $       --      $       --
                                                                 ============    ============

SUPPLEMENTARY DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES
  Note payable in connection with acquisition of Jiahua Marine   $    100,000    $    100,000
                                                                 ============    ============



The accompanying notes are in integral part of the financial statements.

                     HQ SUSTAINABLE MARTIME INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                  JUNE 30, 2005
-------------------------------------------------------------------------------

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

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses and debt, approximates their fair value at June 30, 2005 and December 31, 2004 due to the relatively short-term nature of these instruments.

NOTE 6 - FOREIGN CURRENCY CONVERSION

The Company's financial information is presented in US dollars. People's Republic of China currency (Renminbi dollars) has been converted into US dollars at the exchange rate of 8.3 to 1.

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

The Company's subsidiaries registered in the PRC are subject to state and local income taxes within the PRC at the applicable tax rates on the taxable income as reported in their PRC statutory financial statements in accordance with the relevant income tax laws applicable to foreign enterprises. Jiahua Marine was subject to a tax rate of 7.5% during this quarter. Jiahua Marine is entitled to a two-year tax holiday from 2002 commencing with the first profit-making year. HQOF did not have any assessable profits for the six months ended June 30, 2005.

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


NOTE 8 - SEGMENTS

No geographical segment analysis is provided for the six months ended June 30, 2005 and 2004, as less than 10% of consolidated revenues and less than 10% of consolidated income from operations is attributable to the segment other than the Mainland China.

Business segment for the three months ended June 30, 2005

                                       Aquaculture     Health and      Unallocated
                                         Product       Bio-product        Items        Consolidation
                                      -------------   -------------   -------------    -------------

Sales to external customers               4,064,815       2,450,940            --          6,515,755
                                      ==============================================================

General and administrative expenses          98,984          16,705         414,425          530,114
Depreciation                                163,824          75,310           1,635          240,769
Selling expenses                             48,582          17,196            --             65,778
Advertising                                    --           830,183            --            830,183
Finance costs                                58,706          30,810             758           90,274
Profit before taxation                      319,327       1,296,891        (421,506)       1,194,712
Taxation                                     17,043          97,379            --            114,422
Profit for the period                       302,284       1,199,512        (421,506)       1,080,290
                                      ==============================================================

Segment assets                           13,304,542       8,318,610         507,804       22,130,956
                                      ==============================================================

Segment liabilities                       5,562,967       2,303,695       1,391,124        9,257,786
                                      ==============================================================


Business segment for the six months ended June 30, 2005


                                       Aquaculture     Health and      Unallocated
                                         Product       Bio-product        Items        Consolidation
                                      -------------   -------------   -------------    -------------

Sales to external customers               5,157,310       4,375,331            --          9,532,641
                                      ==============================================================

General and administrative expenses         246,666          52,783         857,606        1,157,055
Depreciation                                327,648         150,621           2,772          481,041
Selling expenses                             69,117          37,269            --            106,386
Advertising                                    --         1,831,002            --          1,831,002
Finance costs                               116,484          62,030           3,468          181,982
Profit/(Loss) before taxation               (59,599)      1,734,477        (868,272)         806,606
Taxation                                     34,086         130,198            --            164,284
Profit/(Loss) for the period                (93,685)      1,604,279        (868,272)         642,322
                                      ==============================================================

Segment assets                           13,304,542       8,318,610         507,804       22,130,956
                                      ==============================================================

Segment liabilities                       5,562,967       2,303,695       1,391,124        9,257,786
                                      ==============================================================


No business segment is provided for the six months ended June 30, 2004 as no revenues and income from operations is attributable to business segment other than the vertically integrated business of aquaculture through processing and sales of farm-bred and ocean harvested aquatic products.


NOTE 9 - UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On August 17, 2004, HQSM and Sealink, as the parent and management company of Jiahua Marine, consummated a Purchase Agreement whereby HQSM acquired all of the issued and outstanding capital stock of Sealink at consideration payable by HQSM in the following manner: $8,888,655 in the form of 12,698,078 shares of HQSM's common stock, $0.001 par value per share, up to but not exceeding 19.9% of the outstanding shares of HQSM's common stock, on a fully-diluted basis, to be delivered to SSC at closing, and (ii) the remaining balance of $11,111,345 to be payable in the form of a convertible promissory note (the "Note") issued by HQSM to SSC. This Note is included as Exhibit B to the Nutraceutical Purchase
Agreement. The Note will accrue interest at the rate of 5% per annum and is convertible into: (1) one hundred thousand US Dollars (US$100,000) for 100,000 shares of HQSM's Series A preferred stock, $0.001 par value per share, (2) the remaining principal amount of the Note equal to US$11,011,345 into 15,730,493 shares of HQSM's common stock. The Note is convertible only upon completion of an audit of HQSM's acquisition of Sealink and Jiahua Marine, performed to the satisfaction of HQSM and receipt of all necessary shareholder consents and approvals. The $11,011,045 portion of the Note was converted in November, 2004.

The Purchase Agreement is being accounted for as a recapitalization of Sealink whereby the historical financial information of Sealink becomes the historical financial information of the Registrant.

The accompanying Unaudited Pro Forma Condensed Consolidated Statement of Income for the quarter ended June 30, 2004, has been prepared to reflect the acquisition as if it had occurred as of January 1, 2004.

The accompanying pro forma information is presented for illustrative purposes only and is not necessarily indicative of the financial position or results of operations which would actually have been reported had the merger been in effect during the periods presented, or which may be reported in the future.

                                             Three months ended   Six months ended
                                                June 30, 2004      June 30, 2004
                                                -------------      -------------
                                                 USD (`000)          USD (`000)
Sales                                                 3,100                5,266
Loss from operations                                    904                2,083
Net loss attributable to shareholder                    890                1,966
                                                ================================

Weighted average outstanding number of shares    69,770,366           69,770,366
     as at December 31, 2004

Earning (loss) per share                              (0.01)               (0.03)

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

Results of Operations - Three Months Ended June 30, 2005 as Compared to Three Months Ended June 30, 2004

One of our subsidiaries, Jiahua Marine was engaged in manufacturing and selling of health and bio-product. During the three months ended June 30, 2005, Jiahua Marine contributed $2,450,940 or 38% to the total sales of the Group. The gross profit ratio for this segment was around 82% and the major expenses for this segment were advertising, which was about 34% of the revenues. The net income contributed by this segment was $1,199,512 this quarter. Since Jiahua Marine was acquired by our Group in the third quarter of 2004, comparative figures for 2004 for this particular segment are not applicable.

The other principal activity of the Group was the manufacturing and selling of aquatic products. The revenue contributed by this segment was $4,064,815 and $460,919 for the three months ended June 30, 2005 and 2004, respectively. The gross profit ratio of this segment was 18% for the three months ended June 30, 2005 compared with a gross loss ratio of 16% for the three months ended June 30, 2004. That segment's contribution to net income was a net profit of $302,284 for the current quarter while it showed a net loss of $1,292,936 for the corresponding quarter of 2004. Production was stopped in the first half of 2004 because the factory went under major renovations.

For the three months ended June 30, 2005 revenue increased by $6,054,836 or 13 times to $6,515,755 from $460,919 as compared to the corresponding period of the prior year. The increase resulted from improved performance by both segments: the aquatic product segment saw its sales increasing by $3.6 million compared to the second quarter of 2004 as its activities resumed normal levels in 2005, and because 2004 production was almost stopped due to renovations experienced in that period. Furthermore, for the health and bio-product segment, since its operations were acquired in August 2004, there were no financials results in our Group for that segment in 2004. In 2005, the sales contributed by that segment in 2005 were $2.5 million.

Cost of sales increased by $3,185,624 or 6 times to $3,720,157 from $534,533 for the three months ended June 30, 2005, as compared to the corresponding period of the prior year. Approximately 90% of the increase was due to the increased activities in the aquatic products segment as the company was in a reconstruction process in 2004. The balance of the increase was due to the acquisition of Sealink in August 2004.

Selling and distribution expenses slightly increased by $4,176 or 7% to $65,778 for the three months ended June 30, 2005, as compared to the corresponding period of the prior year. The increase was in line with the Group's sales improvement compared with last year.

Advertising expenses increased by $830,183 from zero as compared to the corresponding period of the prior year. The primary factor responsible for the increase was that HQSM acquired Jiahua Marine (as part of its acquisition of Sealink) in August 2004, as Jiahua Marine requires significant advertising expenditures for the promotion of its pharmaceutical products in order to achieve customer recognition, which is consistent with industry practices.

General and administrative expenses decreased by $506,429 or 49% to $530,114 as compared to the corresponding period of the prior year. In 2005, the level of such expenses came back to its normal level as in 2004, we incurred important expenses in our process of becoming a listed company.

Depreciation increased by $161,456 or 2 times to $240,769 as compared to the corresponding period to the prior year. The increase was due to the effect in the current period of improvements in plant and machinery which were made in the first half of 2004 by HQOF, and additional assets purchased through the acquisition of Jiahua Marine in mid-August 2004.

Provision for doubtful accounts decreased by $238,581 or 100% to zero from $238,581 as compared to corresponding period of the prior year. No provision was required in 2005 as receivable accounts are current.

Finance costs increased to $90,274 from $43,625 for the three months ended June 30, 2005, as compared to the corresponding period of the prior year, a 107% or $46,649 increase. The increase is due to financing costs incurred in the health and bio-product segment during the current period which were not in the Group in 2004.

Other income increased by $28,239 or 12% from $236,641 to $208,402 for the three months ended June 30, 2005. The other income mainly represents the bad debts recovered as the Group's credit control improved.

Other expenses decreased from $54,518 for the three months ended June 30, 2004 to $52,170 for the three months ended June 30, 2005, a 4% or $2,348 decrease. The main reason of the decrease was the reduction of the insurance for the vessels and some sailors being released since the first quarter of 2005.

Current income taxes increased from zero to $97,379 in the current period. Such increase was due to the fact that Jiahua Marine earned taxable income in 2005 and HQOF suffered a loss for the six months ended June 30, 2005 and 2004.

Deferred income tax increased by $5,681 from $11,362 to $17,043 for the three months ended June 30, 2005. The increase is due to the temporary differences reversing in the current period.

Minority interest decreased from $69,581 to zero. The change resulted from HQSM's acquisition of the 15.58% minority interest of HQOF in August 2004.

The net income attributable to shareholders was $1,080,290 for the three months ended June 30, 2005, compared with a net loss attributable to shareholders of $1,292,936, a $2,373,226 increase. The increase was due to the higher sales and margin in the aquatic segment in 2005 compared to 2004, and the newly acquired bio-product segment and its effect in 2005.

Results of Operations - Six Months Ended June 30, 2005 as Compared to Six Months Ended June 30, 2004

One of our subsidiaries, Jiahua Marine was engaged in manufacturing and selling of health and bio-product. During the six months ended June 30, 2005, Jiahua Marine contributed $4,375,331 or 46% to the total revenue of the Group. The gross profit ratio for this segment was around 82% and the major expenses for this segment were advertising, which was about 42% of the sales. The net income was $1,604,279 for the half-year ended June 30, 2005. Since Jiahua Marine was acquired by our Group in the third quarter of 2005, comparative figures for 2004 for this particular segment are not applicable.

The other principal activity of the Group remained to be manufacturing and selling of aquatic products. The revenue contributed by this segment was $5,157,310 and $702,292 for the six months ended June 30, 2005 and 2004, respectively. The gross profit ratio of this segment was 16% for the six months ended June 30, 2005 compared with a gross loss ratio of 7% for the six months ended June 30, 2004. This segment's contribution to net income was a net loss of $93,685 for the current period while it showed a net loss of $2,863,478 for the corresponding period of 2004. Production was stopped in the first half of 2004 because the factory went under major renovations during that period.

For the six months ended June 30, 2005 revenue increased by $8,830,349 or 13 times to $9,532,641 from $702,292 for the corresponding period of the prior year. The increase resulted from a better performance by both segments: the aquatic product segment saw its sales increasing by $4.5 million compared to the corresponding period of 2004 as its activities resumed normal levels in 2005. The 2004 production was almost stopped due to renovations experienced in that period. Furthermore, for the health and bio-product segment, since its operations were acquired in August 2004, there were no operations in our Group for that segment in 2004. In 2005, the sales contributed by that segment were $4.4 million.

Cost of sales increased by $4,270,961 or 6 times to $5,019,323 from $748,362 for the six months ended June 30, 2005, as compared to the corresponding period of the prior year. Approximately 88% of the increase was due to the increased activities in the aquatic products segment as the company was in a reconstruction process in 2004 while balance of the increase was due to the acquisition of Sealink in August 2004.

Selling and distribution expenses increased by $10,185 or 11% to $106,386 for the six months ended June 30, 2005, as compared to the corresponding period of the prior year. The increase was in line with the Group's sales improving compared with last year.

Advertising expenses increased by $1,831,002 from zero as compared to the corresponding period of the prior year. The primary factor responsible for the increase was that HQSM acquired Jiahua Marine (as part of its acquisition of Sealink) in August 2004, as Jiahua Marine requires significant advertising expenditures for the promotion of its pharmaceutical products in order to achieve customer recognition, which is consistent with industry practices.

General and administrative expenses decreased by $212,949 or 16% to $1,157,055 as compared to the corresponding period of the prior year. In 2005, the level of such expenses came to back its normal level as in 2004, we incurred important expenses in our process of becoming a listed company.

Depreciation increased by $322,363 to $481,041 as compared to the corresponding period to the prior year. The increase was due to the effect in the current period of improvements in plant and machinery which were made in the first half of 2004 by HQOF, and additional assets purchased through the acquisition of Jiahua Marine in mid-August 2004.

Provision for doubtful accounts decreased by $1,484,979 or 97% from $1,523,331 to $38,352 as compared to corresponding period of the prior year. No major provision was required in 2005 as receivable accounts are current.

Finance costs increased to $181,982 from $43,625 for the six months ended June 30, 2005, as compared to the corresponding period of the prior year, a 3 times or $138,357 increase. The increase is due to financing costs incurred in the health and bio-product segment during the current period which were not in the Group in 2004.

Other income increased by $44,684 or 18% from $253,669 to $208,985 for the six months ended June 30, 2005. The other income mainly represents the bad debts recovered as the Group's credit control improved.

Other expenses decreased from $183,095 for the six months ended June 30, 2004 to $119,879 for the six months ended June 30, 2005, a 35% or $63,216 decrease. The main reason of the decrease was the reduction of the insurance for the vessels and some sailors being released since the first quarter of 2005.

Current income taxes increased from zero to $130,198 in the current period. Such increase was due to the fact that Jiahua Marine earned taxable income in 2005 and HQOF suffered a loss for the six months ended June 30, 2005 and 2004.

Minority interest decreased from $337,944 to zero. The change resulted from HQSM's acquisition of the 15.58% minority interest of HQOF in August 2004.

The net income attributable to shareholders was $642,322 for the six months ended June 30, 2005, compared with a net loss attributable to shareholders of $2,863,478, a $3,505,800 increase. The increase was due to higher sales and margin in the aquatic segment in 2005 compared to 2004, and the newly acquired bio-product segment and its effect in 2005.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

We have funded capital requirements through cash flow from operations. As of June 30, 2005 we had a cash balance of $ 4,353,245 and a working capital surplus of $3,248,836. This compares with a cash balance of $4,551,505 and a working capital surplus of $1,471,961 as of December 31, 2004.

Management believes that, from time to time, we may attempt to raise financing through some combination of commercial bank borrowings or the private or public sale of equity or debt securities, in an effort to ensure that we have access to sufficient funds to meet our needs. However, future equity or debt financings may not be available to us at all, or, if available, may not be on favorable terms. We cannot assure you that these efforts, together with items described above, will be sufficient to fund our growth, or that external funding will be available to us at favorable interest rates or at all. If we are unable to obtain financing in the future, we will continue to develop our business on a reduced scale based on our existing capital resources.

On July 25, 2005, we executed a loan guarantee commitment letter with Alps Resources Bankers Inc. (Alps), a Florida corporation, for loan guarantees of up to an aggregate of USD 60 million, such loan to mature in five years from the date of issuance. Alps undertakes, pursuant to the agreement, to secure a bank guarantee from a Standard and Poor's A+ rated Bank

The loan guarantees shall be in increments of USD 10 million each. The first loan guarantee closing is anticipated to be on August 15, 2005. No assurances can be given that we will exercise our right to this initial USD 10 million increment.

Pursuant to the terms and conditions of the agreement with Alps, we will appoint two directors, designated by Alps, to our Board of Directors and will grant Alps ten million restricted shares of common stock. As a condition of the guarantee, and to secure the repayment of the guarantee, if exercised, Alps will have the right to receive, as collateral in the event of default, a block of control shares from the founders of HQSM.

ITEM 3. CONTROL AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

         We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2005 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls

         There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended June 30, 2005.

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

In April 2005, we issued 148,000 shares of our common stock to Lucky Ventures Resources Limited in consideration of the financial consultant services rendered to us by that firm. Those securities were issued in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act.

In June 2005, we issued  99,999 shares of our common stock to three  independent
non-executive   directors   Jacques   Vallee,   Fred  Bild  and  Daniel  Too  in
consideration of $15,000 of remuneration.

During the second quarter of 2005, we issued 1,888,665 shares of our common stock, pursuant to Regulation S promulgated under the Securities Act, to several parties for a gross consideration of $400,325 and net proceeds of $144,214 after payment of escrow, finders' and other fees.

ITEM 3 - DEFAULTS UPON SENIOR SECURITES

There have been no material defaults.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of security holders during the period covered by this report.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

         31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

         31.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

         32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

         32.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, New York, on August 12, 2005.

Dated: August 12, 2005


                    HQ SUSTAINABLE MARITIME INDUSTRIES, INC.


                  By:          /s/ Norbert Sporns
                  --------------------------------------------
                              Name: Norbert Sporns
                  Title: Chief Executive Officer and President