Form 10QSB
period 2005-09-30
HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
filed 2005-11-14
CIK 857073

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                   FORM 10-QSB

                                -----------------


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005


                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 000-18980


                    HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
                -------------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                           3550                   62-1407522
  (State or jurisdiction of         (Primary Std. Industrial       (IRS Employer
Incorporation or organization)     Classification Code Number)       ID Number)

        7305 Marie-Victorin, Suite 100, Brossard, Quebec, Canada, J4W 1A6
                               Tel. (450) 465 3474
                -------------------------------------------------
          (Address and telephone number of principal executive offices)

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, $0.001 par value per share
                                (Title of Class)



Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of September 30, 2005, there were 107,817,527 shares of the registrant's common stock outstanding.

                        --------------------------------
                                TABLE OF CONTENTS
                        --------------------------------
                                                                    Page Numbers
                                                                    ------------

PART I - FINANCIAL INFORMATION

Item  1. Financial Statements.
            |_|  Condensed Consolidated Balance Sheets                   2-3
            |_|  Condensed Consolidated Statements of Income             4
            |_|  Condensed Consolidated Statements of Cash Flows         5
            |_|  Notes to Condensed Consolidated Financial Statements    6-11
Item  2. Management Discussions & Analysis of Financial Condition and
           Results of Operations.                                        13-19
Item 3.  Controls and Procedures                                         20

PART II - OTHER INFORMATION

Item  1. Legal Proceedings                                               21
Item  2. Unregistered Sales of Equity securities and Use of Proceeds     21
Item  3. Defaults Upon Senior Securities                                 21
Item  4. Submission of Matters to a Vote of  Security Holders            21
Item  5  Other Information                                               22
Item  6. Exhibits and Reports on Form 8-K                                22


            HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES
                     (INCORPORATED IN THE STATE OF DELAWARE
                             WITH LIMITED LIABILITY)

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------



                                               September 30, 2005    December 31, 2004
                                                  (Unaudited)            (Audited)
                                               ------------------   ------------------
CURRENT ASSETS
  Cash and cash equivalents                    $        4,265,370   $        4,551,505
  Trade receivables, net of provision                   8,845,415            5,406,172
  Inventory                                             1,033,826              228,564
  Prepayments                                              75,960                1,932
  Due from related parties, net of provision              456,874              388,506
  Advance to employees                                    130,304               27,918
  Tax recoverable                                          21,231               81,602
                                               ------------------   ------------------
  TOTAL CURRENT ASSETS                                 14,828,980           10,686,199
                                               ------------------   ------------------

OTHER ASSETS
  Deferred taxes                                        1,185,804            1,209,790
  Deferred cost                                           180,000                 --
                                               ------------------   ------------------
  TOTAL OTHER ASSETS                                    1,365,804            1,209,790
                                               ------------------   ------------------

PROPERTY, PLANT AND EQUIPMENT, NET                      8,310,039            9,029,673
                                               ------------------   ------------------

VESSELS HELD FOR SALE                                        --                   --
                                               ------------------   ------------------

TOTAL ASSETS                                   $       24,504,823   $       20,925,662
                                               ==================   ==================











The accompanying notes are in integral part of the consolidated financial statements.


            HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES
                     (INCORPORATED IN THE STATE OF DELAWARE
                             WITH LIMITED LIABILITY)

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------



                                          September 30, 2005     December 31, 2004
                                             (Unaudited)             (Audited)
                                          ------------------    ------------------
CURRENT LIABILITIES
  Accounts payable and accrued expenses   $        3,973,252    $        4,204,630
  Bank loans                                       4,562,269             4,457,831
  Tax payable                                        210,946                  --
  Due to related parties                             554,409                86,994
  Due to directors                                    98,606               209,361
  Convertible notes                                  255,422               255,422
                                          ------------------    ------------------
  TOTAL CURRENT LIABILITIES                        9,654,904             9,214,238
                                          ------------------    ------------------

OTHER LIABILITIES
  Promissory note                                    100,000               100,000
                                          ------------------    ------------------

TOTAL LIABILITIES                                  9,754,904             9,314,238
                                          ------------------    ------------------

SHAREHOLDERS' EQUITY
  Share capital                                      107,817                95,055
  Additional paid-in capital                      14,009,722            13,099,205
  Reserves                                         1,574,674             1,146,316
  Exchange difference                                234,296                  --
  Accumulated losses                              (1,176,590)           (2,729,152)
                                          ------------------    ------------------

TOTAL SHAREHOLDERS' EQUITY                        14,749,919            11,611,424
                                          ------------------    ------------------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                  $       24,504,823    $       20,925,662
                                          ==================    ==================







The accompanying notes are in integral part of the consolidated financial statements.


            HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES
                     (INCORPORATED IN THE STATE OF DELAWARE
                             WITH LIMITED LIABILITY)

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                  Three Months Ended               Nine Months Ended
                                             September 30,   September 30,    September 30,   September 30,
                                                  2005            2004             2005            2004
                                             -------------   -------------    -------------   -------------

SALES                                        $   8,512,981   $   7,665,287    $  18,045,622   $   8,367,579

COST OF SALES                                    5,065,821       4,575,381       10,085,144       5,323,743
                                             -------------   -------------    -------------   -------------

GROSS PROFIT                                     3,447,160       3,089,906        7,960,478       3,043,836

SELLING AND DISTRIBUTION EXPENSES                   51,862         124,775          158,247         220,976

ADVERTISING                                        845,960         542,409        2,676,962         542,409

GENERAL AND ADMINISTRATIVE
   EXPENSES                                        497,576         848,254        1,654,630       2,218,258

DEPRECIATION                                       238,593         255,656          719,635         414,334

PROVISION FOR DOUBTFUL ACCOUNTS (RECOVERY)         197,226      (2,284,953)          26,594      (1,015,291)
                                             -------------   -------------    -------------   -------------

PROFIT  FROM OPERATIONS                          1,615,943       3,603,765        2,724,410         663,150

FINANCE COSTS                                       96,474         136,361          278,457         179,986



OTHER EXPENSES                                      25,268          68,551          145,147         251,646
                                             -------------   -------------    -------------   -------------

PROFIT BEFORE INCOME TAXES                       1,494,201       3,398,853        2,300,806         231,518

INCOME TAXES
  CURRENT                                          138,360            --            268,558            --

  DEFERRED                                          17,241         165,303           51,327         199,390
                                             -------------   -------------    -------------   -------------

NET PROFIT BEFORE MINORITY
   INTEREST                                      1,338,600       3,233,550        1,980,921          32,128

MINORITY INTEREST                                     --              --               --           337,944
                                             -------------   -------------    -------------   -------------

NET PROFIT ATTRIBUTABLE TO
   SHAREHOLDERS                              $   1,338,600   $   3,233,550    $   1,980,921   $     370,072
                                             =============   =============    =============   =============

NET PROFIT PER SHARE BASIC
   AND DILUTED                               $        0.01   $        0.05    $        0.02   $        0.01
                                             =============   =============    =============   =============

WEIGHTED AVERAGE COMMON SHARE
    OUTSTANDING - BASIC                        100,874,941      70,031,231       99,332,094      44,820,674
                                             =============   =============    =============   =============
WEIGHTED AVERAGE COMMON SHARE
   OUTSTANDING - DILUTED                       102,693,123      70,031,231      101,150,276      44,820,674
                                             =============   =============    =============   =============


The accompanying notes are in integral part of the consolidated financial statements.


            HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES
                     (INCORPORATED IN THE STATE OF DELAWARE
                             WITH LIMITED LIABILITY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                      2005            2004
                                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $  1,980,921    $     32,128
  Adjustments to reconcile net income to net cash provided
     by operating activities:

  Depreciation                                                         719,634         414,334
  (Increase)/decrease in assets:
     Inventory                                                        (805,262)       (351,590)
     Trade receivables, net of provisions                           (3,439,243)      3,942,164
     Prepayment                                                        (74,028)          4,262
     Advance to employee                                              (102,386)         (9,308)
     Deferred taxes                                                     23,986         199,390
  Increase/(decrease) in liabilities:
     Accounts payables and accrued expenses                           (231,378)       (865,226)
     Deposit received from customers                                   271,317         (28,661)
     Taxes payable                                                        --              --
                                                                  ------------    ------------
Net cash from by operating activities                               (1,656,439)      3,337,493
                                                                  ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment and construction
      in progress                                                         --        (1,062,149)
  Cash received from acquisition                                          --         1,205,193
                                                                  ------------    ------------
Net cash from by investing activities                                     --           143,044
                                                                  ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from common stock                                           923,278         415,000
  (Payment to)/received from directors                                (110,756)         14,334
  Receive from related parties                                         399,047         601,888
  Capital expenditure                                                     --        (3,771,623)
  Purchase of minority interest from shareholders                         --           397,910
  Deferred guarantee cost for future financing                        (180,000)           --
  Inception/(Repayment) of loans                                       104,438      (6,265,061)
                                                                  ------------    ------------
Net cash from by financing activities                                1,136,008      (8,607,552)
                                                                  ------------    ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                               (520,431)     (5,127,015)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                                     234,296            --

  Cash and cash equivalents, beginning of period                     4,551,505      11,037,780
                                                                  ------------    ------------

  Cash and cash equivalents, end of period                        $  4,265,370    $  5,910,765
                                                                  ============    ============
SUPPLEMENTARY CASH FLOWS DISCLOSURES
  Interest paid                                                   $    256,578    $    850,799
                                                                  ============    ============

  Taxes paid                                                      $       --      $       --
                                                                  ============    ============
SUPPLEMENTARY DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES
  Note payable in connection with acquisition of Jiahua Marine    $    100,000    $    100,000
                                                                  ============    ============

The accompanying notes are in integral part of the financial statements.

                     HQ SUSTAINABLE MARTIME INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                               SEPTEMBER 30, 2005
                    -----------------------------------------

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

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses and debt, approximates their fair value at September 30, 2005 and December 31, 2004 due to the relatively short-term nature of these instruments.

NOTE 6 - FOREIGN CURRENCY CONVERSION

The Company's financial information is presented in US dollars. The Group uses the average exchange rate for the period and the exchange rate at the balance sheet date to translate its operating results and financial position respectively. Any translation gains and losses are recorded in exchange reserve as a component of shareholders' equity.

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

The Company's subsidiaries registered in the PRC are subject to state and local income taxes within the PRC at the applicable tax rates on the taxable income as reported in their PRC statutory financial statements in accordance with the relevant income tax laws applicable to foreign enterprises. HQOF and Jiahua Marine were subject to a tax rate of 7.5% during this quarter. HQOF and Jiahua Marine were entitled to a two-year tax exempted and three-year half tax rate holiday from 2001 and 2002 commencing with the first profit-making year, respectively.

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


NOTE 8 - SEGMENTS

No geographical segment analysis is provided for the nine months ended September
30, 2005 and 2004, as less than 10% of consolidated revenues and less than 10% of consolidated income from operations is attributable to the segment other than the Mainland China.

Business segment for the three months ended September 30, 2005

                                      Aquaculture    Health and   Unallocated
                                        Product     Bio-product      Items       Consolidation
                                      -----------   -----------   -----------    -------------

Sales to external customers             5,919,597     2,593,384          --          8,512,981
                                      ========================================================

General and administrative expenses        71,702        21,228       404,646          497,576
Depreciation                              161,026        76,161         1,406          238,593
Selling expenses                           36,449        15,413          --             51,862
Advertising                                  --         845,960          --            845,960
Provision for doubtful accounts              --         197,226          --            197,226
Finance costs                              65,463        30,673           338           96,474
Profit before taxation                    860,607     1,023,963      (390,369)       1,494,201
Taxation                                   78,802        76,799          --            155,601
Profit for the period                     781,805       947,164      (390,369)       1,338,600
                                      ========================================================

Segment assets                         14,360,429     9,566,388       578,006       24,504,823
                                      =========================================================

Segment liabilities                     5,711,106     2,527,907     1,555,891        9,794,904
                                      ========================================================

Business segment for the nine months ended September 30, 2005


                                      Aquaculture    Health and   Unallocated
                                        Product     Bio-product      Items       Consolidation
                                      -----------   -----------   -----------    -------------

Sales to external customers            11,076,907     6,968,715          --         18,045,622
                                      ========================================================

General and administrative expenses       318,368        74,010     1,262,252        1,654,630
Depreciation                              488,674       226,783         4,178          719,635
Selling expenses                          105,566        52,681          --            158,247
Advertising                                  --       2,676,962          --          2,676,962
Provision for doubtful accounts              --          26,594          --             26,594
Finance costs                             181,947        92,703         3,807          278,457
Profit/(Loss) before taxation             801,008     2,758,439    (1,258,641)       2,300,806
Taxation                                  112,888       206,997          --            319,885
Profit/(Loss) for the period              688,120     2,551,442    (1,258,641)       1,980,921
                                      ========================================================

Segment assets                         14,360,429     9,566,388       578,006       24,504,823
                                      ========================================================

Segment liabilities                     5,711,106     2,527,907     1,555,891        9,794,904
                                      ========================================================





Business segment for the three months ended September 30, 2004

                                      Aquaculture   Health and     Unallocated
                                        Product     Bio-product       Items       Consolidation
                                      -----------   -----------    -----------    -------------

Sales to external customers             6,477,639     1,187,648           --          7,665,287
                                      =========================================================

General and administrative expenses       189,191       (45,685)       704,748          848,254
Depreciation                              205,543        48,680          1,433          255,656
Selling expenses                          112,834        11,941           --            124,775
Advertising                                  --         542,409           --            542,409
Provision for doubtful accounts        (2,284,953)         --             --         (2,284,953)
Finance costs                              61,055         8,233         67,073          136,361
Profit/(Loss) before taxation           3,682,011       499,429       (782,587)       3,398,853
Taxation                                  165,303          --             --            165,303
Profit/(Loss) for the period            3,516,708       499,429       (782,587)       3,233,550
                                      =========================================================

Segment assets                         13,116,228     7,966,945      2,088,577       23,171,750
                                      =========================================================

Segment liabilities                     5,588,320     2,435,113     11,747,361       19,770,794
                                      =========================================================


Business segment for the nine months ended September 30, 2004

                                      Aquaculture   Health and     Unallocated
                                        Product     Bio-product       Items       Consolidation
                                      -----------   -----------    -----------    -------------

Sales to external customers             7,179,931     1,187,648           --          8,367,579
                                      =========================================================

General and administrative expenses       902,274       (45,685)     1,361,669        2,218,258
Depreciation                              363,266        48,680          2,388          414,334
Selling expenses                          209,035        11,941           --            220,976
Advertising                                  --         542,409           --            542,409
Provision for doubtful accounts        (1,015,291)         --             --         (1,015,291)
Finance costs                              66,690         8,233        105,063          179,986
Profit/(Loss) before taxation           1,201,209       499,429     (1,469,120)         231,518
Taxation                                  199,390          --             --            199,390
Profit/(Loss) for the period            1,001,819       499,429     (1,469,120)          32,128
                                      =========================================================

Segment assets                         13,116,228     7,966,945      2,088,577       23,171,750
                                      =========================================================

Segment liabilities                     5,588,320     2,435,113     11,747,361       19,770,794
                                      =========================================================


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

The accompanying Unaudited Pro Forma Condensed Consolidated Statement of Income for the quarter ended September 30, 2004, has been prepared to reflect the acquisition as if it had occurred as of January 1, 2004.

The accompanying pro forma information is presented for illustrative purposes only and is not necessarily indicative of the financial position or results of operations which would actually have been reported had the merger been in effect during the periods presented, or which may be reported in the future.

                                                Three months ended   Nine months ended
                                                September 30, 2004   September 30, 2004
                                                ------------------   ------------------
                                                    USD (`000)           USD (`000)
Turnover                                                    10,203               13,302
Profit / (Loss) from operations                                402                 (502)
Net income attributable to shareholder                       2,420                1,530
                                                =======================================

Weighted average outstanding number of shares
     as at December 31, 2004                            69,770,366           69,770,366

Earnings per share                                            0.03                 0.02

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

Inventories
-----------

Inventories are stated at the lower of cost and net realizable value. Cost is calculated on the weighted average basis and includes all costs to acquire and other costs incurred in bringing the inventories to their present location and condition. The Company evaluates the net realizable value of its inventories on a regular basis and records a provision for loss to reduce the computed weighted average cost if it exceeds the net realizable value.

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

Results of Operations - Three Months Ended September 30, 2005 as Compared to Three Months Ended September 30, 2004

One of our subsidiaries, Jiahua Marine (which was acquired in August 2004) was engaged in manufacturing and selling of health and bio-product. During the three months ended September 30, 2005 and 2004, Jiahua Marine contributed sales of $2,593,384 and $1,187,648 to the Group respectively. The gross profit ratio for this segment was about 85% for both periods and the major expense was advertising, corresponding to about 33% and 46% of revenue for the three months ended September 30, 2005 and 2004 respectively. The net income contributed by this segment was $947,164 and $499,429 for the three months ended September 30, 2005 and 2004 respectively.

The other principal activity of the Group was the manufacturing and selling of aquatic products. The revenue contributed by this segment was $5,919,597 and $6,477,639 for the three months ended September 30, 2005 and 2004, respectively. The gross profit ratio of this segment was at 21% and 28% for the three months ended September 30, 2005 and 2004, respectively. This segment contributed $781,805 and $3,516,708 to net income for the three months ended September 30, 2005 and 2004, respectively; in 2004, there was a non-recurring recovery of bad debt which affected results materially.

For the three months ended September 30, 2005 revenue increased by $847,694 or 11% to $8,512,981. This compares to $7,665,287 for the corresponding period of prior year. The increase resulted from improved performance by the health and bio-product segment in 2005; the sales in the aquatic product segment decreased by $0.6 million compared to the third quarter of 2004 but it was covered by the increase in sales of health and bio-product at $1.4 million. In third quarter of 2004, the production in the aquaculture product segment resumed from major renovations of our factory during the first half of 2004, as customers required more products after the long renovations period of 2004. . The 2005 increase of revenue from the health and bio-product segment was due to the fact that in the current quarter, sales included three months of operating results of Jiahua Marine, compared to one and a half month of operating results in 2004 as Jiahua Marine was acquired in August 17, 2004.

Cost of sales increased by $490,440 or 11% to $5,065,821 from $4,575,381 for the three months ended September 30, 2005, as compared to the corresponding period of the prior year. Approximately 78% of the increase was due to the increased activities in the health and bio-product segment as that segment operated since the acquisition of Jiahua Marine from August 2004. The overall percentage of increase in cost of sale is almost the same as that of revenue, supporting a stable gross profit ratio in our company.

Selling and distribution expenses decreased by $72,913 or 58% to $51,862 for the three months ended September 30, 2005, as compared to the corresponding period of the prior year. The decrease was the result of better cost control in the current quarter.

Advertising expenses increased by $303,551 or 56% from $542,409 as compared to the corresponding period of prior year. The primary factor responsible for the increase was that HQSM acquired Jiahua Marine (as part of its acquisition of Sealink) in August 2004, representing one and a half month of advertising expenses for last year compared to three months of advertising expenses in current quarter.

General and administrative expenses decreased by $350,678 or 41% to $497,576 as compared to the corresponding period of the prior year. In 2004, our company went public which required a high level of resources to be allocated to that activity. In 2005, management improved their cost control to reduce the expenses to current level.

Depreciation decreased by $17,063 or 7% to $238,593 as compared to the corresponding period of prior year. The decrease was caused by several assets being fully depreciated in last quarter, thus requiring less depreciation in 2005 compared to the corresponding period of the 2004.

Provision for doubtful accounts increased to $197,226 in the current quarter from a recovery of $2,284,953 for the corresponding quarter of previous year. The 2004 expense was the result of providing conservatively the slow paying customers as application of our Group policy.

Profit from operations, before considering the bad debt recovery of the 2004 third quarter, improved from $1,318,812 in 2004 to $1,615,943, an increase of 22% or $297,131. The improvement is related to higher volume and gross profit in 2005 compared to 2004, added to better control of our costs.

Finance costs decreased to $96,474 from $136,361 for the three months ended September 30, 2005 as compared to the corresponding period of the prior year, a 29% or $39,887 decrease. The decrease was mainly due to the interest on debenture issued at acquisition of Jiahua Marine in August 2004, which was almost totally paid since.

Other expenses decreased from $68,551 for the three months ended September 30, 2004 to $25,268 for the three months ended September 30, 2005, a 63% or $43,283 decrease. The main reason of the decrease was the reduction of the insurance for the vessels and some sailors being released since the first quarter of 2005.

Profit before income taxes decreased to $1,494,201 in the current 2005 quarter from $3,398,853 in the comparative 2004 quarter, a 56% reduction over 2004. That decrease was the result of a bad debt recovery in 2004 which was not repeated in 2005. Without considering that unusual bad debt recovery, profit before income taxes would be higher in the current 2005 quarter by approximately $380,000 over the same quarter of 2004. That improvement of $380,000 in 2005 is the result of an overall higher volume and gross profit in the 2005 quarter, added to better controls of our costs.

Current income taxes increased from zero to $138,360 in the current period. Such increase was due to the fact that Jiahua Marine and HQOF earned taxable income for the three months ended September 30, 2005 while Jiahua Marine was under two years tax-free holiday and HQOF suffered a loss for the three months ended September 30, 2004.

Deferred income tax decreased by $148,062 from $165,303 to $17,241 for the three months ended September 30, 2005. The decrease was due to the temporary differences arising from provision for bad debts and the bad debts recovery recorded in 2004.

The net income attributable to shareholders decreased by $1,894,950 or 59% to $1,338,600. The decrease was due to the non-recurring bad debt recovery of 2004 of approximately $2.3 million.

Results of Operations - Nine Months Ended September 30, 2005 as Compared to Nine Months Ended September 30, 2004

One of our subsidiaries, Jiahua Marine was engaged in manufacturing and selling of health and bio-products. During the nine months ended September 30, 2005 and 2004, Jiahua Marine contributed $6,968,715 and $ 1,187,648 to the revenue of the Group, respectively. The increase in volume is due to the integration of Jiahua Marine from acquisition date of August 2004. The gross profit ratio for this segment was around 85% for both periods and the major expense for this segment was advertising, corresponding to about 38% and 46% of sales for the nine months ended September 30, 2005 and 2004, respectively. The net profit of this segment was $2,551,442 and $499,249 for the nine months ended September 30, 2005 and 2004 respectively. The increase was due to Jiahua Marine being acquired in August 2004.

The other  principal  activity  of the Group  remained to be  manufacturing  and selling of aquatic products. The revenue contributed by this segment was $11,076,907 and $7,179,931 for the nine months ended September 30, 2005 and 2004, respectively. The gross profit ratio of this segment was 18% for the nine months ended September 30, 2005 compared to gross profit ratio of 28% for the nine months ended September 30, 2004. This segment's contribution to net income was $688,120 for the current period while it showed a net profit of $1,001,819 for the corresponding period of 2004. Since the production was stopped in the first half of 2004 because of major renovations in the factory in that period, the profit of 2004 was due essentially to the recovery of bad debt in that period.

For the nine months ended September 30, 2005 revenue increased by $9,678,043 or 116% to $18,045,622 from $8,367,579 for the corresponding period of the prior year. The increase resulted from a better performance by both segments: the aquatic product segment saw its sales increase by $3.9 million compared to the corresponding period of 2004 as its activities resumed normal levels in 2005. The production of the first half of 2004 was almost stopped due to renovations experienced in that period. Furthermore, for the health and bio-product segment, since its operations were acquired in August 2004, there was one and a half month of activities in our Group for that segment in 2004 compared to nine months for 2005. This segment saw its sales increasing by $5.8 million compared to the corresponding period of 2004.

Cost of sales increased by $4,761,401 or 89% to $10,085,144  from $5,323,743 for the nine months ended September 30, 2005, as compared to the corresponding period of the prior year. Approximately 78% of the increase was due to the increased activities in the aquatic products segment as the company was in a reconstruction process in 2004 while balance of the increase was due to the acquisition of Jiahua Marine in August 2004.

Selling and distribution expenses decreased by $62,729 or 28% to $158,247 for the nine months ended September 30, 2005, as compared to the corresponding period of the prior year. The decrease was the result of better cost control in current period.

Advertising expenses increased by $2,134,553 from $542,409 as compared to the corresponding period of prior year. The primary factor responsible for the increase was that HQSM acquired Jiahua Marine (as part of its acquisition of Sealink) in August 2004, as Jiahua Marine requires significant advertising expenditures for the promotion of its neutraceutical products to achieve customer recognition which is consistent with industry practices.

General and administrative expenses decreased by $563,628 or 25% to $1,654,630 as compared to the corresponding period of the prior year. In 2004, our Company went public which required a high level of financial resources to be allocated to that activity. Also, in 2005, management improved costs resulting in the decrease in such expenses in 2005.

Depreciation increased by $305,301 to $719,635 as compared to the corresponding period to the previous year. The increase was due to the effect in the current period of improvements in plant and machinery which were made in the first half of 2004 by HQOF, and additional assets purchased through the acquisition of Jiahua Marine in mid-August 2004.

Provision for doubtful accounts increased to $26,594 for the 9 months period of 2005 from a recovery of $1,015,291 for the corresponding period of 2004. The increase was the result of providing conservatively the slow paying customers as application of our Group policy.

Profit from operations, before considering the bad debt recovery of the 2004 nine months period, improved from a loss of $352,141 in 2004 to a profit of $2,724,410 in 2005, an improvement of $3,076,551. The improvement is mostly related to higher volume and gross profit in 2005 compared to 2004, resulting from the acquisition of Hainan Jiahua in August 2004 and to HQOF having resumed its normal level of activities in the third quarter of 2004.

Finance costs increased to $278,457 from $179,986 for the nine months ended September 30, 2005 as compared to the corresponding period of the prior year, a 55% or $98,471 increase. The increase was due to financing costs incurred in the health and bio-product segment in 2005, which were inexistent in the Group in 2004 as Jiahua Marine was acquired in August 2004.

Other expenses decreased from $251,646 for the nine months ended September 30, 2004 to $145,147 for the nine months ended September 30, 2005, a 42% or $106,499 decrease. The main reason of the decrease was the reduction of the insurance for the vessels and some sailors being released since the first quarter of 2005.

Profit before income taxes increased to $2,300,806 for the 9 months period ending September 30th, 2005, from a profit of $231,518 for the corresponding period of 2004. That improvement is the result of higher sales volume with better margins in 2005 resulting from the acquisition of Hainan Jiahua having an effect for 9 months in 2005, and also to the activities of HQOF having resumed its normal levels after the renovation period of 2004.

Current income taxes increased from zero to $268,558 in the current period as compared to the corresponding period of 2004. Such increase was due to the fact that Jiahua Marine and HQOF earned taxable income for the nine months period ended September 30, 2005 while Jiahua Marine was under a two years tax holiday in 2004 and HQOF suffered a loss for the nine months period ended September 30, 2004.

Deferred income tax decreased by $148,063 from $199,390 to $51,327 for the nine months ended September 30, 2005. The decrease was due to the temporary differences arising from provision for bad debts and the bad debts recovery recorded in 2004.

Minority interest decreased from $337,944 to zero. The change resulted from HQSM's acquisition of the 15.58% minority interest of HQOF in August 2004.

The net income attributable to shareholders was $1,980,921 for the nine months ended September 30, 2005, compared with a net profit attributable to shareholders of $370,072, a $1,610,849 or 4 times increase. The increase was due to higher sales and related margins in the aquatic segment in 2005 compared to 2004, and the newly acquired bio-product segment having taken its full effect in 2005.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

In 2005, we have funded our capital requirements through cash flow generated from operations and issuance of share capital. As of September 30, 2005 we had a cash balance of $ 4,265,370 and a working capital surplus of $5,174,076. This compares with a cash balance of $4,551,505 and a working capital surplus of $1,471,961 as of December 31, 2004.

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


SUBSEQUENT EVENT

In October 2005, our Company entered into an agreement with Amalgamated Resources Holdings Inc (Alps), a Florida based corporation, in order to obtain from Alps loan guarantees of up to $70 millions. Our Company, only upon exercise of those guarantees, committed to appoint two representatives of Alps to our Board of Directors; also, upon exercise of those guarantees, Alps will receive as collateral a block of control shares from the founders of our Company. No assurances can be given that our Company will exercise their rights in that respect. The funds are intended to be used to execute the roadmap announced earlier this year by our Company.

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

In July 2005, we issued 1,000,000 Class A shares of our common stock to Andrea Cortellazi and Proactive Computer Services Inc as consideration of services related to obtaining the financial guarantees recently provided to us.

In August 2005 we issued 1,200,000 shares of our common stock to Lucky Ventures Resources Limited in consideration of financial consulting services provided to us by that firm. Those securities were issued in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act.

In September 2005, we issued 3,300,000 shares of our common stock to Wang Guoliang, Shui Hong Enterprises Limited and Wu Zhi Quan in consideration of the consulting services rendered to us by those parties. Those securities were issued in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act.

During the third quarter of 2005, we issued 2,056,004 shares of our common stock, pursuant to Regulation S promulgated under the Securities Act, to several parties for a gross consideration of $344,128 and net proceeds of $123,854 after payment of escrow, finders' and other fees.

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

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2     Certification of Principal Financial and Accounting Officer Pursuant to
         Section 302 of the Sarbanes-Oxley Act.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2     Certification of Principal Financial and Accounting Officer Pursuant to
         Section 906 of the Sarbanes-Oxley Act.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, New York, on November 14, 2005.

Dated: November 14, 2005


                    HQ SUSTAINABLE MARITIME INDUSTRIES, INC.


                    By: /s/ Norbert Sporns
                       -------------------------------------
                       Name: Norbert Sporns
                       Title: Chief Executive Officer and  President