Form 10KSB
period 2005-12-31
HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
filed 2006-03-31
CIK 857073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (MARK ONE)

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                      For the year ended December 31, 2005

                          COMMISSION FILE NO. 0-18980

                    HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
                 (Name of Small Business Issuer in Its Charter)

           Delaware                      000-18980                62-1407522
(State or other jurisdiction of   (Commission File Number)    (I.R.S. Employer
incorporation or organization)                               Identification No.)

1511 Third Avenue, Suite 788, Seattle, Washington                    98101
     (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (917) 291-3679

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

Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the year ended December 31, 2005 were $27,553,030. The aggregate market value of the registrant's common stock held by non-affiliates as of December 31, 2005 was approximately $15,410,722

State the number of shares outstanding of each of the issuer's classes of equity securities, as of the latest practicable date: 116,105,225 shares of Common Stock, $0.001 par value per share, outstanding as of December 31, 2005, and 100,000 Series A preferred stock, $0.001 par value per share, outstanding at December 31, 2005.

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]


================================================================================

PART I
ITEM 1. BUSINESS

As used in this annual report, "we", "us", "our", "HQSM", the "Group", "Company" or "our company" refers to HQ Sustainable Maritime Industries, Inc. and all of its subsidiaries and affiliated companies including Hainan Quebec Ocean Fishing Co. Ltd., or "HQOF" and Jiahua Marine Bio-Product Company Limited or "Jiahua Marine".

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

On April 16, 2004, HQ Sustainable Maritime Marketing Inc. ("HQSM Marketing") was formed and registered in USA, as a wholly-owned subsidiary of HQSM. That subsidiary has been dormant during the year.

On June 15, 2004, HQ Sustainable Maritime Marketing (Canada) Inc ("HQSM Canada") was formed in Canada and is wholly owned by HQSM. HQSM Canada commenced operations in June 2004, and performs business development, sales and marketing in the Canadian market.

On September 20, 2005, HQ Sustainable Maritime Industries (Hong Kong) Limited ("HQSM HK") was newly formed in Hong Kong and is wholly owned by HQSM. That subsidiary has been dormant during the year.

Our principal executive office is located at 1511 Third Avenue, Suite 788, Seattle, Washington, and our telephone number is (917) 291-3679. The URL for our website is http://www.hqfish.com.

Business

The Group is principally engaged in the vertically integrated business of aquaculture through co-operative supply arrangements, ocean product harvesting, and processing and sales of farm-bred and ocean harvested aquatic products, as well as the production and sale of marine bio-products and healthcare products. The Group is committed to providing a variety of high quality aquatic products and health products through an integrated operation that covers value added key areas along the production chain from a bio-secure and stable supply of tilapia and shrimp under stringently monitored conditions, processed in accordance with internationally recognized standards of hygiene. Since the Group acquired Sealink Wealth Limited ("Sealink" hereafter), The Group has also engaged in the production and sale of marine bio-products and healthcare products in the PRC. The principal products of Jiahua Marine Bio-Product Company Limited (100% owned subsidiary of Sealink) are Shark Cartilage Capsule, Shark Liver Oil and Shark Liver (Soft gel). The major market is in the PRC.

The Group has developed a co-operative supply network in Hainan Province, China (for aquaculture products), which allows it to guarantee quality and quantity of products for processing without engaging directly in farming operations and having to deal with the associated capital costs and risks. The Group, through the co-operative supply agreements, is active in the transfer of technology to its suppliers and the constant monitoring of quality.

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

Health and Bio-products

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

Tilapia aquaculture has grown impressively during the 1990s, and forecasts indicate that the industry will continue to expand significantly in the years to come. US is the world's largest consumer of tilapia. In 2005, there was around 393 million USD of Tilapia imported to the United States, compared to in 2004, around 297 million USD of Tilapia imported to the United States. (See American Tilapia Association http://ag.arizona.edu/azaqua/ista/2005tilapia.htm) Due to limited resources in domestic US tilapia production, tilapia imports to the US are expected to increase. Imported tilapia already accounts for around 90% of total consumption of tilapia in the US. We believe that the largest demand for tilapia in the world will continue to be the US.

In the US, consumption of tilapia has risen in the recent years. Tilapia now ranks third after farm-raised shrimp and Atlantic salmon in terms of aquaculture products imported into the US. In terms of value, frozen fillet ranks first, followed by fresh fillets, and lastly whole frozen. Frozen whole round fish and fillets originate primarily from Asia, and fresh fillets primarily from Central and South America.

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

White leg shrimp in the PRC

Aquaculture of shrimp is rapidly developing in the PRC. White leg shrimp with its scientific name of Litopenaeus vannamei, is one of the world's most important farmed products. It is found throughout Central and South America and along the coast of the Pacific Ocean. With the introduction of parent white leg shrimp into the PRC and the success in raising seedlings, total production of white leg shrimp increased to 300,000 tons in 2000.

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

Jiahua Marine is also engaged in the production and sales of marine bio-products and healthcare products in the PRC. It currently operates two activities, a marine bio-products factory and research and development activity. The marine bio-products factory is located in Wenchang City of Hainan Province, with a ground floor area of 16,667 square meters and a construction area of approximately 8,000 square meters. It operates two production lines: the powder-product line and the oil-product line. The bio-products factory has obtained HACCP certification from the CIQ (China Entry-Exit Inspection and Quarantine Bureau). Jiahua Marine currently sells healthcare products under the brand name "Jiahua." Sales for its fiscal year ended December 31, 2005 were over $9 million and after-tax net profit was approximately $4 million.

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

Jiahua Marine products provide leading ocean-sourced raw materials processed at its own plant. Patented, laboratory and clinically tested products have resulted from years of research and development administered through a partnership with Qingtao Ocean University and its Marine Bioengineering Research Institute. Two products are produced from refined shark cartilage and two from shark liver (harvested from non-endangered shark species). These products are more fully described below:

o Patent Number 460000X340-2001 -- Shark cartilage is highly alkalescent; it contains chondroitin sulfate and calcium and impacts the human body positively in the following ways:

     >> Increases efficiency of immune system, activates NK cells associated with combating cancer (sharks are cancer free);

     >>   Reduces blood acidity improving -- Blood pressure

     >>   Apoplexy

     >>   Heart disease

     >>   Fertility

     >>   Osteoporosis

o    Patent   Number   460000X131-2001   --  Shark   cartilage   also   contains
     glycosaminoglycan, Amino Acids, and collagen proteins which have been specially processed for absorption into the skin and impacts the human body positively in the following ways:

     >>   Increases subcutaneous water content -- Reduces wrinkles

     >>   Slows the visible effects of aging

o Patent Number 460000X338-2001 -- Shark Liver oil is rich in squalene and other nutrients, to which we add vitamins D and E, and impacts the human body positively in the following ways:

     >> Improves absorption of oxygen in the body which is particularly important for the brain which consumes 23% of the oxygen used in the body

     >>   Eliminates fatigue

     >>   Improves health

o Patent Number 460000X342-2001 -- Shark liver oil contains 100 times more Alkoxy-Glyceryl (AKGS) than mothers milk. It is also rich in omega 3 oils recommended for nursing mothers, and impacts the human body positively in the following ways:

     >>   Improves resistance to disease;

     >>   Improves phosphate for brain cell production

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

In March 2005, the Group finalized with American River Nutrition Inc. (ARN) an agreement providing HQSM with leading nutraceutical technology for its health products and nutraceutically enriched aquaculture feed products business. The Agreement also sets the stage for distribution of Health products produced by HQSM in the United States as well as introducing ARN nutraceuticals into China through HQSM's marketing network there.

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

* Patent Number 460000X131-2001 -- Shark cartilage also contains glycosaminoglycan, Amino Acids, and collagen proteins which have been specially processed for absorption into the skin and impacts the human body positively in the following ways:

--   Increases subcutaneous water content -- Reduces wrinkles
--   Slows the visible effects of aging

* Patent Number 460000X338-2001 -- Shark Liver oil is rich in squalene and other nutrients, to which we add vitamins D and E, and impacts the human body positively in the following ways:

-- Improves absorption of oxygen in the body which is particularly important for the brain which consumes 23% of the oxygen used in the body

--   Eliminates fatigue

--   Improves health

* Patent Number 460000X342-2001 -- Shark liver oil contains 100 times more Alkoxy-Glyceryl (AKGS) than mothers' milk. It is also rich in omega 3 oils recommended for nursing mothers, and impacts the human body positively in the following ways:

--   Improves resistance to disease;
--   Improves phosphate for brain cell production.

Employees

Through HQOF and Jiahua Marine, our principal operating subsidiaries, we currently employ approximately 400 employees, all of whom are full-time employees. They are located predominantly in Haikou, PRC, with the remainder employed Wenchang, PRC. None of our employees are covered by a collective bargaining agreement, and we believe our employee relations are good.

ITEM 2. PROPERTIES

The Group operates its aquaculture processing activities in its production base located at No. 1 Pier of Qinglan Sub-factory, Qinglan Port, Wenchang, Hainan Province, the PRC. The land where the production base is located is rented from PLA Haijun No. 4802 Factory to Hainan Fuyuan pursuant to a lease agreement (the "Lease Agreement") dated 5 September 1999 for a term of 10 years from October 1,1999 to September 20, 2009, at an annual rent of RMB210,000. According to Jundui Property Leasing Certificate of Approval (Document number: (2001) - 00386 dated 20 May 2001, the Lease Agreement has been registered/filed by PLA Haijun Property Administration Bureau and HQOF had issued a confirmation letter on September 23, 2002 to undertake all rental payable and other conditions set out in the Lease Agreement.)

The Group operates its health and bio-product processing activities in its production base located on the East side of Wen Qing Road, Wenchang, Hainan Province, the PRC. The land-use-right cost is $81,154. and the term of the right is 50 years, which commenced in December 2000.

We currently lease corporate premises in Seattle of approximately 4170 square feet from Doncaster Investments NV, Inc. for a five year period commencing November 22nd 2005 The space is leased for $3,500 per month.. The property is in good condition and sufficient to meet our needs at this time. We do not plan to obtain additional space in the foreseeable future.

Cost:-                                                     2005          2004
------                                                 -----------   -----------
Buildings and leasehold improvements                   $ 2,884,010     2,817,990
Plant and Machinery                                      8,336,665     8,461,585
Motor vehicles                                              55,993        68,580
Office equipment and furnishings                           135,552       126,470
                                                       -----------   -----------
    TOTAL                                               11,412,220    11,474,625
Less: accumulated depreciation                           3,411,717     2,444,952
                                                       -----------   -----------

Property, plant and equipment, net                     $ 8,000,503   $ 9,029,673
                                                       ===========   ===========


Depreciation expenses relating to property, plant and equipment was $961,295 and $615,120 for the year ended December 31, 2005 and twelve months ended December 31, 2004, respectively.

Property and equipment are carried at cost. Maintenance, repairs and renewals are expensed as incurred. Depreciation of property and equipment is provided for over their estimated useful lives, which range from three to seven years, using the straight-lined method.

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

Fiscal Year Ended December 31                                   High        Low
                                                                ----        ---

2004   First Quarter (May 2004 - June 2004) (1)                $1.15       $0.56
       Second Quarter (July 2004 - September 2004)             $0.95       $0.27
       Third Quarter (October 2004 - December 2004)            $0.38       $0.18

2005   First Quarter (January 2005 - March 2005)               $0.31       $0.21
       Second Quarter (April 2005 - June 2005)                $0.175       $0.16
       Third Quarter (July 2005 - September 2005)              $0.53       $0.12
       Fourth Quarter (October 2005 - December 2005)           $0.58       $0.29

Period following December 31, 2005
       January 31, 2006                                        $0.37       $0.26
       February 28, 2006                                       $0.34       $0.26
       March 30, 2006                                          $0.44       $0.29

(1) Effective May 1, 2004, we changed our fiscal year end from April 30 to December 31.

On December 31, 2005, the closing bid price of our common stock was $0.325.

As of December 31, 2005, there were approximately 1215 holders of record of our common stock.

Recent sales of unregistered securities

During the period covered by this annual report, we have sold securities pursuant to the following transactions, all of which were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act").

On January 24, 2005, we issued 364,167shares of our common stock to Lucky Ventures Resources Limited and Paul Courteau, in consideration of the consulting services rendered to us by this company, amounting to $127,406.

In February 2005, we issued 1,051,969 shares of our common stock to 36 parties in consideration of $305,114.

On February 2005, we issued 53,571 shares of our common stock to our three independent non-executive directors Jacques Vallee, Fred Bild and Daniel Too in consideration of $15,000 of their salaries.

In March 2005, we issued 1,600,029 shares of our common stock to 62 parties in consideration of $440,116.

In April 2005, we issued 1,174,643 shares of our common stock to 32 parties in consideration of $268,104.

On April 27, 2005 we issued 148,000 shares of our common stock to Lucky Ventures Resources Limited, in consideration of the financial consulting services rendered to us by those parties, amounting to $51,800.

In May 2005, we issued 319,153 shares of our common stock to 8 parties in consideration of $64,065.

In June 2005, we issued 394,869 shares of our common stock to 10 parties in consideration of $68,426.

On June 29, 2005, we issued 99,999 shares of our common stock to our three independent non-executive directors Jacques Vallee, Fred Bild and Daniel Too in consideration of $15,000 of their salaries.

In July 2005, we issued 989,252 shares of our common stock to 25 parties in consideration of $158,265.

On July 20, 2005, we issued 1,000,000 shares of our common stock to Andrea Cortellazi and Proactive Computer Services Inc. in consideration of guarantee service on loans rendered to us by those parties, amounting to $180,000.

In August 2005, we issued 601,409 shares of our common stock to 15 parties in consideration of $95,043.

On August 22, 2005 we issued 1,200,000 shares of our common stock to Lucky Ventures Resources Limited, in consideration of financial consulting services rendered to us by this company, amounting to $230,000.

In September 2005, we issued 465,343 shares of our common stock to 12 parties in consideration of $90,820.

On September 20, 2005, we issued 3,300,000 shares of our common stock to Wang Guoliang, Shui Hong Enterprises Limited and Wu Zhi Quan in consideration of consulting service rendered to us by those parties, amounting to $632,390.

In October 2005, we issued 187,567 shares of our common stock to 13 parties in consideration of $55,888.

On October 5, 2005, we issued 1,400,000 shares of our common stock to Huang Wen in consideration of consulting service rendered to us by him, amounting to $250,000.

On October 21, 2005, we issued 570,000 shares of our common stock to John O'Shea and Daniel Luskind in consideration of financial consulting services rendered to us by them, amounting to $96,900. On the same date, Lui Hung Yen exercised his conversion right on the $255,422 convertible note in exchange for 1,500,000 newly issued shares of common stock.

In November 2005, we issued 241,131 shares of our common stock to 8 parties in consideration of $81,460. In the same month, 3 parties exercised their class C warrants in exchange for1,087,500 shares of our common stock, in consideration of $456,750.

On November 3, 2005, we issued 37,500 shares of our common stock to our three independent non-executive directors Jacques Vallee, Fred Bild and Daniel Too in consideration of $15,000 of their salaries.

On November 15, 2005, Lai Hung Chiu exercised her employee option of 200,000 shares of our common stock, in consideration of $56,000.

On November 18, 2005 we issued 250,000 shares of our common stock to Stanley Wunderlick, in consideration of financial services rendered to us by him, amounting to $117,500.

On December 1, 2005, we issued 124,000 shares of our common stock to John Cheng in consideration of financial services rendered to us by him, amounting to $37,100.

On December 12, 2005, 2 parties exercised their class C warrants to exchange 140,000 shares of our common stock, in consideration of $58,800. On the same date, we issued 50,000 shares of our common stock to Joseph I. Emas in consideration of legal services rendered to us by him, amounting to $20,500.

On December 15, 2005, we issued 100,000 Series A Preferred Shares to Sino-Sult Canada (S.S.C.) Limited in satisfaction of a promissory note for $100,000.

On December 20, 2005, we issued 1,500,000 shares of our common stock to Proactive Computer Services Inc. in consideration of financial services rendered to us , amounting to $180,000.

On December 31, 2005, we issued 1,000,000 shares of our common stock to Capital Power International Limited and Stag Management Canada Ltd., in consideration of guarantee services to be provided on potential loans, amounting to $130,000.

On January 25, 2006, we issued to a group of private investors (a) promissory notes of the Company ("Note" or "Notes"), in the principal aggregate amount of $5,225,000 and (b) Class A and Class B Warrants registered in the name of each Investor.

The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, either through Regulation S for non-United States citizens or entities or as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Transfer agent

Our transfer agent is American Stock Transfer and Trust Company. Its address is 59 Maiden Lane, Plaza Level, New York, New York 10038.

Dividends

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended December 31, 2005. Our board of directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

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

On July 25, 2005, we executed a loan guarantee commitment letter with Alps Resources Bankers Inc. (Alps), a Florida corporation, for loan guarantees of up to an aggregate of USD 60 million, such loans to mature in five years from the date of issuance. Alps undertook, pursuant to that agreement, to secure a bank guarantee from a Standard and Poor's A+ rated Bank.

The loan guarantees were in increments of USD 10 million each. The first loan guarantee closing was anticipated to be executed on August 15, 2005. No assurances could be given that we would exercise our right to this initial USD 10 million increment.

The above arrangement was modified on October 17, 2005.

At that date, we executed a financial partnership agreement for loan guarantees of up to an aggregate of USD 70 million.

Pursuant to the terms and conditions of the financial partnership agreement, upon utilization of the underlying guarantees, we will be obligated to appoint two directors, designated by Alps, to our Board of Directors. Furthermore, upon such utilization, we will grant Alps 11,666,667 restricted shares of common stock. Finally, as a condition of the guarantee, and to secure the repayment of the guarantee, if exercised, Alps will have the right to receive, as collateral in the event of default, a block of control shares from the founders of HQSM. As of the date of the filing of this annual report, no loan guarantees have been exercised.

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

The Group has also engaged in the production and sales of marine bio-products and healthcare products in the PRC. The principal products of Jiahua Marine Bio-Product Company Limited (wholly-owned subsidiary of Sealink) are Shark Cartilage Capsule, Shark Liver Oil and Shark Liver (Soft gel). The major market for these products is the PRC. Our principal executive office is located at 1511 Third Avenue, Suite 788, Seattle, Washington, and our telephone number is (206) 621 9888. The URL for our website is http://www.hqfish.com.

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

Revenue recognition

In accordance with the provisions of Staff Accounting Bulletin No. 101, revenue is recognized when merchandise is shipped and title passes to the customer and collectibility is reasonably assured.

Concentration of credit risk

Financial instruments that potentially subject the Group to significant concentrations of credit risk consist primarily of trade accounts receivable. The Group performs ongoing credit evaluations with respect to the financial condition of its customers, but does not require collateral. In order to determine the value of the Group's accounts receivable, the Group records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable.

For this transitional Form 10-KSB Report (the prior fiscal year ended December 31, 2004 with Eight Months' Result from May 1, 2004 to December 31, 2004) and for comparative and analytical purposes, the following section is based on audited result of the year ended December 31, 2005 and twelve months ended December 31, 2004 respectively.

Recent developments

In October 2005, HQSM approved that its Certificate of Incorporation be amended a follows:

Article IV: Capital Stock. The total number of authorized shares of all classes of stock which the Corporation shall have the authority to issue is 210,000,000 shares, of which 200,000,000 shares are Common Stock, $0.001 par value per share, and which 10,000,000 shares are Preferred Stock, $0.001 par value per share with such rights and preferences as designated by the Board of Directors, of which 100,000 will be designated as Series A Preferred Stock.

Results of Operations - Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Segments
--------

Manufacturing and selling of health and bio-product
---------------------------------------------------

One of our subsidiaries, Jiahua Marine (which was acquired in August 2004) was engaged in manufacturing and selling of health and bio-products. During the year ended December 31, 2005 and twelve months ended December 31, 2004, Jiahua Marine contributed sales of $9,772,762 and $3,242,288 to the Group respectively. The gross profit ratio for this segment was 85% and 83% for 12 months ended December 31, 2005 and 2004 respectively, and the major expense for this segment was advertising, corresponding to about 37% and 52% of revenue for the year ended December 31, 2005 and twelve months ended December 31, 2004 respectively. Net income contributed by this segment was $4,116,399 and $1,005,557 for the year ended December 31, 2005 and twelve months ended December 31, 2004 respectively. The improvement of 2005 compared to 2004 was essentially due to the fact that in 2004, Jiahua Marine was part of our Group for 5 months only, while a full year in 2005.

Manufacturing and selling of aquatic products
---------------------------------------------

The other principal activity of the Group was the manufacturing and selling of aquatic products. The revenue contributed by this segment was $17,780,268 and $17,949,204 for the year ended December 31, 2005 and twelve months ended December 31, 2004, respectively. The gross profit ratio of this segment was at 18% and 13% for the year ended December 31, 2005 and twelve months ended December 31, 2004, respectively. This segment contributed $1,003,857 and $1,121,208 to net income for the year ended December 31, 2005 and twelve months ended December 31, 2004, respectively. As the production temporarily ceased in the first half of 2004 because of major renovations at the factory, this segment actually suffered from a major operational loss in 2004. The rise in profit in 2004 was mainly caused by a substantial recovery of bad debt of $1,057,130 during that period. Without considering such recovery , the improvement in the operating performance of that segment in 2005 was significant compared to 2004.

Operations
----------

Sales. For the year ended December 31, 2005 revenue increased by $6,361,538 or 30% to $27,553,030 from $21,191,492 for the twelve months ended December 31, 2004. The increase resulted from a better performance by the health and bio-product segment, since its operations were acquired in August 2004, showing five months' activities in our Group from that segment in 2004 compared to twelve months' result for 2005. That segment saw its sales increase by $6.5 million compared to the corresponding period of 2004. The revenue from the aquatic products segment slightly decreased by $0.2 million compared to the corresponding period of 2004, as there was an increase in unit selling price of about 16% during the year. That resulted in a higher profit margin for aquatic products in 2005 than 2004.

Cost of sales slightly decreased by $80,081 to $16,002,911 from $16,082,992 for the year ended December 31, 2005, as compared to the twelve months ended December 31, 2004. The slight decrease in cost of sales, while a 30% increase in revenue, was due to a combination of lower costs of sales in the aquatic product segment with higher gross margins, and higher cost of sales in the health and bio-product segment due to higher volume related to a full year's activity in 2005 compared to 5 months in 2004.

Both segments improved their gross profit contribution in 2005. The gross profit ratio of the aquatic product segment improved from 13% to 18% for the year ended December 31, 2005, compared to the twelve months ended December 31, 2004. The gross profit of the health and bio-product segment increased significantly due to a full year's activity in 2005 as compared to 5 months in 2004.

Selling and distribution expenses decreased by $82,472 or 21% to $301,630 for the year ended December 31, 2005, as compared to the twelve months ended December 31, 2004. The decrease resulted from the Company's decision in 2005 to cancel its sales commission policy from the financial year of 2005.

Advertising expenses increased by $1,948,119 from $1,674,988 to $3,623,107 for the year ended December 31, 2005 as compared to the twelve months ended December 31, 2004. The primary factor responsible for that increase was that Jiahua Marine entered our Group in August 2004, showing 5 months of activities in 2004, while in 2005, that segment was part of our Group for a full 12 months. Furthermore, significant advertising expenditures for the promotion of our bio-products to achieve customer recognition is consistent with industry practices.

General and administrative expenses decreased by $610,160 or 20% to $2,421,781 as compared to the corresponding period of the prior year. Non-recurring costs of 2004 related to our Company's going public in that year justify the major portion of the decrease in 2005.

Depreciation increased by $346,175 to $961,295 as compared to the corresponding period to the previous year. The increase in 2005 is due to a full year activity of our bio-products segment in 2005 as Jiahua Marine integrated our Group in August 2004 and also to the effect in 2005 of a full year's depreciation of improvements and renovations that took place in the first half of 2004 in the aquatic product segment.

Profit from operations, before considering the bad debt recovery for both periods, improved significantly from a loss of $597,651 in 2004 to a profit of $4,242,306 in 2005. That improvement in 2005 is mostly due to higher volume of sales with higher gross profit from the bio-products segment and improved gross profit ratio from the aquatic product segment compared to those of 2004.

Finance costs decreased to $360,782 from $406,840 for the year ended December 31, 2005 as compared to the twelve months ended December 31, 2004, an 11% or $46,058 decrease. The decrease was attributable mostly to the reduction in interest on debentures and promissory notes in 2005 since they were reimbursed in the current year. Those debentures and promissory notes were the result of the acquisition in 2004 of Jiahua Marine.

Other expenses increased from $282,229 for the twelve months ended December 31, 2004 to $327,059 for the year ended December 31, 2005, a 16% or $44,830 increase. Other expenses mainly included insurance for vessels, salaries for sailors and loss on disposal of property, plant and equipment during the year. The main reason for the increase was an incurred loss on disposal of motor vehicles in 2005.

Profit before income taxes increased to $3,895,092 for the year ending December 31, 2005, from a loss of $229,590 for the twelve months ended December 31, 2004. That significant improvement was due to higher sales volume and related margins in 2005 from the bio-product segment, and about similar volumes with higher margins from the aquatic products segment.

Current income taxes increased from zero for the twelve months ended December 31, 2004 to $333,092 for the year ended December 31, 2005. Such increase is due to the fact that Jiahua Marine and HQOF earned taxable incomes for the year ended December 31, 2005, while the tax holiday for Jiahua Marine terminated in 2004 and HQOF experienced a tax loss for the twelve months ended December 31, 2004.

Deferred income tax increased by $91,358 from $216,544 to $307,902 for the year ended December 31, 2005, as compared to twelve months ended December 31, 2004. The increase was due to the elimination of temporary differences arising from the recovery of provision for doubtful accounts recorded in the last quarter of 2005.

Minority interest decreased from $62,191 in 2004 to zero in 2005. That change resulted from our Company's acquisition of all the minority interests in HQOF in August 2004, therefore making HQOF a wholly-owned subsidiary from that date.

The net income attributable to shareholders was $3,254,098 for the year ended December 31, 2005, compared with a net loss attributable to shareholders of $383,943 for the twelve months ended December 31, 2004. That significant improvement was the result of higher sales and related margins in the bio-products segment in 2005 compared to 2004 as we acquired Jiahua Marine in August 2004, and to higher profitability experienced in 2005 from the aquatic product segment.

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

The current ratio increased from 1.2 times ($10,686,199/$9,214,238) at December 31, 2004 to 2.3 times ($14,989,554/$6,555,210) at December 31, 2005. The increase was mainly due to the Group's improved operating results in 2005 and repayment of approximately $2.7 million short-term loan during the same period.

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

We did not declare any dividends for the year ended December 31, 2005. Our board of directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

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

HQOF and Jiahua Marine, our principle operating subsidiaries, are FIEs to which the Foreign Exchange Control Regulations are applicable. There can be no assurance that we will be able to obtain sufficient foreign exchange to pay dividends or satisfy other foreign exchange requirements in the future.

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

Summary of Statements of Operations of HQSM

Year Ended December 31, 2005 and 2004

                                              December 31, 2005    December 2004
                                              ----------------------------------
Sales                                            $ 27,553,030      $ 21,191,492
Gross Profit                                     $ 11,550,119      $  5,108,500
Net Income/(Loss)                                $  3,254,098      $   (383,943)
Net Income Per Share                             $       0.03      $      (0.01)

Summary of Balance Sheets of HQSM as at December 31, 2005 and 2004

                                              December 31, 2005    December 2004
                                              ----------------------------------
Working Capital                                  $  8,434,344      $  1,471,961
Total Assets                                     $ 24,416,680      $ 20,925,662
Stockholders' Equity                             $ 17,861,470      $ 11,611,424

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES
                     (INCORPORATED IN THE STATE OF DELAWARE
                             WITH LIMITED LIABILITY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report                                              F-2

Consolidated Balance Sheets as of December 31, 2005 and 2004           F-3 - F-4

Consolidated Statements of Income for the years ended December 31,
  2005 and 2004                                                           F-5

Consolidated Statements of Changes in Shareholders' Equity for the
years ended December 31, 2005 and 2004                                    F-6


Consolidated Statement of Cash Flows for the years ended December 31,
  2005 and 2004                                                           F-7

Notes to Consolidated Financial Statements                            F-8 - F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
HQ Sustainable Maritime Industries, Inc. and Subsidiaries in State of Delaware

We have audited the accompanying consolidated balance sheets of HQ Sustainable Maritime Industries, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Certified Public Accountants

Rochester, New York
March 23, 2006


            HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES
                     (INCORPORATED IN THE STATE OF DELAWARE
                             WITH LIMITED LIABILITY)
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2005 AND 2004
                                     ASSETS

                                                  December 31, 2005   December 31, 2004
                                                  -----------------   -----------------
CURRENT ASSETS
    Cash and cash equivalents                     $       5,140,159   $       4,551,505
    Trade receivables, net of provisions                  8,423,127           5,406,172
    Inventories                                             557,464             228,564
    Prepayments                                             131,864               1,932
    Due from related parties, net of provisions             526,195             388,506
    Advances to employees                                   127,231              27,918
    Tax recoverable                                          83,514              81,602
                                                  -----------------   -----------------
    TOTAL CURRENT ASSETS                                 14,989,554          10,686,199
                                                  -----------------   -----------------

OTHER ASSETS

    Deferred taxes                                          926,623           1,209,790
    Deferred loan costs                                     500,000                --
                                                  -----------------   -----------------
                                                          1,426,623           1,209,790


PROPERTY, PLANT AND EQUIPMENT,
NET                                                       8,000,503           9,029,673
                                                  -----------------   -----------------

TOTAL ASSETS                                      $      24,416,680   $      20,925,662
                                                  =================   =================






The accompanying notes are in integral part of the consolidated financial statements
                                      F-3


            HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES
                     (INCORPORATED IN THE STATE OF DELAWARE
                             WITH LIMITED LIABILITY)

                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2005 AND 2004

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                    December 31, 2005    December 31, 2004
                                                    -----------------    -----------------
CURRENT LIABILITIES
    Accounts payable and accrued expenses           $       2,617,446    $       4,204,630
    Bank loans                                              1,726,264            4,457,831
    Taxes payable                                              73,245                 --
    Due to related parties                                    787,716               86,994
    Due to directors                                        1,350,539              209,361
    Convertible notes                                            --                255,422
                                                    -----------------    -----------------
    TOTAL CURRENT LIABILITIES                               6,555,210            9,214,238
                                                    -----------------    -----------------

OTHER LIABILITIES
    Promissory note
                                                                 --                100,000
                                                    -----------------    -----------------

TOTAL LIABILITIES                                           6,555,210            9,314,238

SHAREHOLDERS' EQUITY
    Preferred stock                                               100                 --
    Common stock                                              116,105               95,055
    Additional paid-in capital                             15,574,752           13,099,205
    Accumulated Other Comprehensive Income                    499,251                 --
    Retained Earnings (Deficit)                              (314,583)          (2,729,152)
    Appropriation of Retained Earnings (Reserves)           1,985,845            1,146,316
                                                    -----------------    -----------------
TOTAL SHAREHOLDERS' EQUITY                                 17,861,470           11,611,424
                                                    -----------------    -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $      24,416,680    $      20,925,662
                                                    =================    =================


The accompanying notes are in integral part of the consolidated financial statements
                                       F-4


            HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES
                     (INCORPORATED IN THE STATE OF DELAWARE
                             WITH LIMITED LIABILITY)

                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                           2005             2004
                                                      -------------    -------------
SALES                                                 $  27,553,030    $  21,191,492

COST OF SALES                                            16,002,911       16,082,992
                                                      -------------    -------------
GROSS PROFIT                                             11,550,119        5,108,500

SELLING AND DISTRIBUTION EXPENSES                           301,630          384,102
ADVERTISING                                               3,623,107        1,674,988
GENERAL AND ADMINISTRATIVE EXPENSES                       2,421,781        3,031,941
DEPRECIATION                                                961,295          615,120
PROVISION FOR DOUBTFUL ACCOUNTS (RECOVERY)                 (340,627)      (1,057,130)
                                                      -------------    -------------
INCOME FROM CONTINUING OPERATIONS                         4,582,933          459,479

FINANCE COSTS                                               360,782          406,840
OTHER EXPENSES                                              327,059          282,229
                                                      -------------    -------------

INCOME/(LOSS) BEFORE INCOME TAXES                         3,895,092         (229,590)

INCOME TAXES
     CURRENT                                                333,092             --
     DEFERRED                                               307,902          216,544
                                                      -------------    -------------
INCOME/(LOSS) BEFORE MINORITY INTEREST                    3,254,098         (446,134)

MINORITY INTEREST                                              --             62,191
                                                      -------------    -------------
INCOME/(LOSS) ATTRIBUTABLE TO SHAREHOLDERS            $   3,254,098    $    (383,943)
                                                      =============    =============

NET INCOME/(LOSS) PER SHARE
     BASIC AND DILUTED                                $        0.03    $       (0.01)
                                                      =============    =============

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING - BASIC       102,764,361       49,199,528
                                                      =============    =============

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING - DILUTED     103,312,264       49,199,528
                                                      =============    =============

The accompanying notes are in integral part of the consolidated financial statement
                                      F-5

            HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES
                     (INCORPORATED IN THE STATE OF DELAWARE
                             WITH LIMITED LIABILITY)
                  CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                              Common Stock                    Preferred Stock            Additional
                                                                                                          paid-in
                                         Share          Par value           Share      Par value          capital
                                     -------------    -------------    -------------   -------------   -------------
Balance at December 31, 2003                10,000    $         100             --     $        --     $  12,731,114
Issued 25,000,000 common stock at
   $0.001 each                          25,000,000           25,000             --              --           390,000
Net income for the period of four
   months                                     --               --               --              --              --
Shares of subsidiary eliminated in
   re-capitalization                       (10,000)            (100)            --              --              --
                                     -------------    -------------    -------------   -------------   -------------
Balance at April 30, 2004               25,000,000           25,000             --              --        13,121,114
                                     -------------    -------------    -------------   -------------   -------------
Issued 70,055,123 common stock at
   $0.001 each                          70,055,123           70,055             --              --        22,533,644
Net income for the period of
   eight months                               --               --               --              --              --
Transfer to reserve                           --               --               --              --              --
Capital reserve accrued during
   the period                                 --               --               --              --              --
Adjustment from acquisition of
   assets under cost basis                    --               --               --              --       (22,555,553)
                                     -------------    -------------    -------------   -------------   -------------
Balance at December 31, 2004            95,055,123           95,055             --              --        13,099,205
                                     -------------    -------------    -------------   -------------   -------------
Issued 21,050,102 common stock at
   $0.001 each net of cost of
   raising capital                      21,050,102           21,050             --              --         2,375,647
Issued 100,000 preferred stock at
   $0.001 each                                --               --            100,000             100          99,900
Net income for the year                       --               --               --              --              --
Transfer to reserve                           --               --               --              --              --
Foreign currency translation
   adjustment                                 --               --               --              --              --
                                     -------------    -------------    -------------   -------------   -------------
                                       116,105,225    $     116,105          100,000   $         100   $  15,574,752
                                     =============    =============    =============   =============   =============



                                     Appropriation    Accumulated
                                      of retained       other            Retained
                                        earnings     comprehensive       earnings
                                       (reserves)       income          (deficit)          Total
                                     -------------   -------------    -------------    -------------
Balance at December 31, 2003         $     957,656   $        --         (2,193,496)   $  11,495,374
Issued 25,000,000 common stock at
   $0.001 each                                --              --               --            415,000
Net income for the period of four
   months                                     --              --         (2,513,990)      (2,513,990)
Shares of subsidiary eliminated i
   re-capitalization                          --              --               --               (100)
                                     -------------   -------------    -------------    -------------
Balance at April 30, 2004                  957,656            --         (4,707,486)       9,396,284
                                     -------------   -------------    -------------    -------------
Issued 70,055,123 common stock at
   $0.001 each                                --              --               --         22,603,699
Net income for the period of
   eight months                               --              --          2,130,047        2,130,047
Transfer to reserve                         151,713            --           (151,713)            --
Capital reserve accrued during
   the period                               36,947            --               --             36,947
Adjustment from acquisition of
   assets under cost basis                    --              --               --        (22,555,553)
                                     -------------   -------------    -------------    -------------
Balance at December 31, 2004             1,146,316            --         (2,729,152)      11,611,424
                                     -------------   -------------    -------------    -------------
Issued 21,050,102 common stock at
   $0.001 each net of cost of
   raising capital                            --              --               --          2,396,697
Issued 100,000 preferred stock at
   $0.001 each                                --              --               --            100,000
Net income for the year                       --              --          3,254,098        3,254,098
Transfer to reserve                        839,529            --           (839,529)            --
Foreign currency translation
   adjustment                                 --           499,251             --            499,251
                                     -------------   -------------    -------------    -------------
                                     $   1,985,845   $     499,251    $    (314,583)   $  17,861,470
                                     =============   =============    =============    =============

The accompanying notes are in integral part of the consolidated financial statements
                                      F-6


            HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES
                     (INCORPORATED IN THE STATE OF DELAWARE
                             WITH LIMITED LIABILITY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                      2005            2004
                                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income/(loss)                                             $  3,254,098    $   (446,134)
    Adjustments to reconcile net income to net cash provided by operating activities :
    Loss on disposal of fixed assets                                   105,476            --
    Goodwill adjusted for reorganization process                          --
    Depreciation                                                       961,295         615,120
    Provision for doubtful accounts (recovery)                        (340,627)     (1,057,130)
    (Increase)/decrease in assets:
        Inventories                                                   (328,900)        239,775
        Trade receivables, net of provisions                        (2,676,328)      3,977,348
        Prepayment                                                    (129,932)        300,820
        Advances to employees                                          (99,313)        (27,918)
        Deferred taxes                                                 283,167         216,544
    Increase/(decrease) in liabilities:
        Accounts payables and accrued expenses                      (1,587,184)        381,152
        Deposit received from customers                                   --           (28,663)
        Promissory notes                                                  --           100,000
        Tax payable                                                     71,334            --
                                                                  ------------    ------------
Net cash used in operating activities                                 (486,914)
                                                                  ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property, plant and equipment                       (15,401)     (1,065,042)
    Capital expenditure                                                   --        (5,966,633)
    Purchase of minority interest from shareholders                       --           162,904
    Cash received from acquisition                                        --         1,205,193
                                                                  ------------    ------------
Net cash used in investing activities                                  (15,401)     (5,663,578)
                                                                  ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from common stock, net of cost of raising capital       2,141,275      23,018,698
    Received from directors                                          1,141,175         209,362
    Received from related parties                                      563,035         498,943
    Repayment of bank loans                                         (2,731,567)     (6,265,061)
    Deferred loan guarantee                                           (500,000)           --
                                                                  ------------    ------------
Net cash provided by financing activities                              613,918      17,461,942
                                                                  ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                111,603      (6,486,275)

EFFECT OF CHANGES IN EXCHANGE RATE ON CASH AND CASH
EQUIVALENTS                                                            477,051            --

    Cash and cash equivalents, beginning of period                   4,551,505      11,037,780
                                                                  ------------    ------------

    Cash and cash equivalents, end of period                      $  5,140,159    $  4,551,505
                                                                  ============    ============

SUPPLEMENTARY CASH FLOWS DISCLOSURES
    Interest paid                                                 $    230,090    $    313,881
                                                                  ============    ============

    Taxes paid                                                    $    260,749    $       --
                                                                  ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES

    Conversion of promissory note to preferred stock              $    100,000    $       --
                                                                  ============    ============

    Conversion of convertible notes to common stock               $    255,422    $       --
                                                                  ============    ============

    Common shares issued for services                             $  2,098,596    $       --
                                                                  ============    ============

The accompanying notes are in integral part of the consolidated financial statements

                    HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
                     (INCORPORATED IN THE STATE OF DELAWARE
                             WITH LIMITED LIABILITY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

HQ Sustainable Maritime Industries, Inc. ("HQSM") was initially incorporated as Sharon Capital Corporation, or Sharon, on September 21, 1989 under the laws of the State of Nevada. Sharon was a "blind pool/blank check" corporation organized for the purpose of purchasing, merging with or acquiring a business or assets from another company. In July 1990, Sharon was changed to PEI, Inc., which was subsequently changed to Process Equipment, Inc. in November 1990. On March 17, 2004, Process Equipment, Inc., Process Equipment Acquisition Corporation, a Nevada corporation and wholly-owned subsidiary of Process Equipment, Inc., or PEAC, and Jade Profit Investment Limited, or Jade, a British Virgin Islands limited liability corporation, entered into an agreement and plan of merger. Pursuant to that agreement, Process Equipment, Inc., through PEAC, acquired Jade, and 84.42% ownership in Jade's subsidiary Hainan Quebec Ocean Fishing Co. Ltd, a People's Republic of China, limited liability corporation, which we refer to as HQOF. As a result of that transaction, HQOF became our main operating subsidiary. In April of 2004, pursuant to the above agreement and plan of merger, the board of directors of Process Equipment, Inc. and a majority of the stockholders approved a name change and change of domicile of that company to Delaware via a merger with the newly formed wholly-owned Delaware subsidiary, HQSM. The name change, change of domicile and merger became effective on May 19, 2004, with HQSM being the surviving entity in the merger and acquiring all the assets and liabilities of Process Equipment, Inc. On August 17, 2004, we have entered into a Purchase Agreement with Sino-Sult Canada (S.S.C.) Limited, a Canadian limited liability corporation ("SSC"), whereby we acquired Sealink Wealth Limited ("Sealink"), SSC's wholly owned subsidiary incorporated in the British Virgin Islands. That purchase agreement has been filed as an exhibit to our current report on Form 8K filed with the Commission on August 18, 2004. Sealink is the sole owner of Jiahua Marine Bio-Products Co. Ltd., a limited liability company existing in China ("Jiahua Marine") which is primarily engaged in the production and sales of marine bio-products and healthcare products in the PRC, as described in more detail in the above current report. Also as previously disclosed, in the same current report, SSC is owned by three of our current directors and executive officers who are also, together, indirect beneficial owners of the majority of our capital stock.

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

The Group has also engaged in the production and sales of marine bio-products and healthcare products in the PRC. The principal products of Jiahua Marine Bio-Product Company Limited (100% hold subsidiary of Sealink) are Shark Cartilage Capsule, Shark Liver Oil and Shark Liver (Soft gel). The major market is domestic in the PRC.

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

B. INVENTORIES

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

C. PROPERTY, PLANT AND EQUIPMENT

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

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The percentages applied are:

Buildings and leasehold improvement                   2.25% - 9% (10 - 40 years)

Plant and machinery                                    9% - 18% (5 - 10 years)

Motor vehicles                                              18% (5 years)

Office equipment and furnishings                            18% (5 years)

The Company owns 4 fully depreciated vessels which have been taken out of service.

D. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including cash, receivables, accounts payable and accrued expenses and debt, approximates their fair value at December 31, 2005 and 2004 due to the relatively short-term nature of these instruments.

E. INCOME TAXES

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

F. GOVERNMENT SUBSIDIES

Subsidies from the government are recognized at their fair values when received or there is reasonable assurance that they will be received, and all attached conditions are complied with.

G. RELATED PARTIES

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities. The Company conducts business with several related parties in the ordinary course of business. All transactions have been recorded at fair market value of the goods or services exchanged.

H. FOREIGN CURRENCY TRANSLATION

We follow SFAS No. 52, "Foreign Currency Translation", for both the translation and remeasurement of balance sheet and income statement items into U.S. dollars. Resulting translation adjustments are reported as a separate component of accumulated comprehensive income (loss) in stockholders' equity.

The Group maintains its books and accounting records in Renminbi ("RMB"), the PRC's currency, being the functional currency. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date. Any translation gains (losses) are recorded in exchange reserve as a component of shareholders' equity.


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

I. USE OF ESTIMATES

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

J. REVENUE RECOGNITION

In accordance with the provisions of Staff Accounting Bulletin No. 101, revenue is recognized when merchandise is shipped and title passes to the customer and collectibility is reasonably assured.

K. EMPLOYEES' BENEFITS

Mandatory contributions are made to the Government's health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the statement of income in the same period as the related salary cost.

L. SEGMENTS

No geographical segment analysis is provided for the year ended December 31, 2005 and twelve months ended December 31, 2004, as less than 10% of consolidated revenue and less than 10% consolidated income from operations is attributable to the segment other than the Mainland China.


Business Segment for the year ended December 31, 2005

                                             Aquaculture     Health and     Unallocated
                                               Products     Bio-products       Items       Consolidation
                                            -------------   ------------    -----------    -------------
Sales to external customers
                                               17,780,268      9,772,762           --         27,553,030
                                            ============================================================

General and administrative expenses               427,813        142,482      1,851,486        2,421,781
Depreciation                                      650,804        304,719          5,772          961,295
Selling expenses
                                                  157,570        144,060           --            301,630
Advertising
                                                     --        3,623,107           --          3,623,107
Finance costs                                     227,701        124,173          8,908          360,782
Provision/(Recovery) of doubtful accounts          91,276       (431,903)          --           (340,627)
Income/(loss) before income taxes               1,357,080      4,404,169     (1,866,157)       3,895,092
Income taxes
                                                  353,223        287,771           --            640,994
Net income/(loss) for the year                  1,003,857      4,116,398     (1,866,157)       3,254,098
                                            ============================================================

Segment assets                                 14,212,919      9,059,564      1,144,197       24,416,680
                                            ============================================================

Segment liabilities                             3,070,504      2,106,884      1,377,823        6,555,210
                                            ============================================================

Business segment for the year ended December 31, 2004

                                             Aquaculture     Health and     Unallocated
                                               Products     Bio-products       Items       Consolidation
                                            -------------   ------------    -----------    -------------

Sales to external customers                    17,949,204      3,242,288           --         21,191,492
                                            ============================================================

General and administrative expenses             2,260,417           --          771,524        3,031,941
Depreciation                                      523,688         87,184          4,248          615,120
Selling expenses                                  355,894         28,208           --            384,102
Advertising
                                                     --        1,674,988           --          1,674,988
Finance costs                                     162,403         50,088        194,349          406,840
Recovery of doubtful accounts                   1,057,130           --             --          1,057,130
Income/(loss) before income taxes               1,337,752      1,005,557     (2,572,899)        (229,590)
Income taxes
                                                  216,544           --             --            216,544
Net income/(loss) for the year                  1,121,208      1,005,557     (2,572,899)        (446,134)
                                            ============================================================

Segment assets                                 13,412,191      7,452,718         60,753       20,925,662
                                            ============================================================

Segment liabilities                             4,809,501      2,932,717      1,472,020        9,214,238
                                            ============================================================

N. COMPREHENSIVE INCOME/(LOSS)

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

O. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable. The Company performs ongoing credit evaluations with respect to the financial condition of its customers, but does not require collateral. In order to determine the value of the Company's accounts receivable, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable.

P. SHIPPING AND HANDLING COSTS

Shipping and handling costs are classified as cost of sales and are expensed as incurred.

Q. ADVERTISING COSTS

Advertising costs are expensed as incurred.

R. NET INCOME PER COMMON SHARE

Net income per common share is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per common share is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding for each period. Diluted earnings per common share is calculated by adjusting the weighted-average shares outstanding assuming conversion of all potentially dilutive convertible securities.

S. DEFERRED LOAN COST

Deferred loan costs represent deposits made to a potential guarantor that will be returned in the event the Company is not provided the loan guaranty

T. RECENT PRONOUNCEMENTS

Prior to January 1, 2005, we accounted for stock-based compensation to non-employees (directors, investors, consultants) in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost for all stock-based awards was measured at the grant date based on the value of the award and was recognized as expense over the service period for awards that were expected to vest.

Effective January 1, 2005, we adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective application transition method. Because the fair value recognition provisions of SFAS No. 123 and SFAS No. 123(R) were materially consistent under our equity plans, the adoption of SFAS No. 123(R) did not have a significant impact on our financial position or our results of operations. Prior to our adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123(R) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

In November 2005, the FASB issued Staff Position ("FSP") FAS115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations , and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock . This FSP is effective for reporting periods beginning after December 15, 2005. We do not believe the adoption of this FSP will have a material impact on our financial statements.

In November 2005, the FASB issued FSP FAS123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), Share-Based Payment , or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. We continue to evaluate the impact that the adoption of this FSP could have on our financial statements.

4. TRADE RECEIVABLES

The Group's trade receivables at December 31, 2005 and 2004 are summarized as follows:
                                                            2005         2004
                                                         ----------   ----------

Trade receivable                                         $9,160,129   $6,463,031
Less: Allowance for doubtful accounts                       737,002    1,056,859
                                                         -----------------------
                                                         $8,423,127   $5,406,172
                                                         =======================

The activity in the Group's allowance for doubtful accounts during the year ended December 31, 2005 and twelve months ended December 31, 2004 is summarized as follows:

                                                         2005           2004
                                                     -----------    -----------

Balance at beginning of year                         $ 1,056,859    $   829,716
Add: amount acquired from acquisition of Sealink            --        1,284,273
Less: recovery during the year                          (340,627)    (1,057,130)
Exchange difference transfer to exchange reserve          20,770           --
                                                     --------------------------
Balance at end of year                               $   737,002    $ 1,056,859
                                                     ==========================

5. PROPERTY, PLANT AND EQUIPMENT

                                                           2005          2004
                                                       -----------   -----------
Cost:-
Buildings and leasehold improvement                    $ 2,884,010   $ 2,817,990
Plant and machinery                                      8,336,665     8,461,585
Motor vehicles                                              55,993        68,580
Office equipment and furnishings                           135,552       126,470
                                                       -------------------------
                                                        11,412,220    11,474,625
Less: Accumulated depreciation:-
Buildings and leasehold improvement                        357,734       273,479
Plant and machinery                                      2,929,515     2,050,400
Motor vehicles                                              35,877        55,228
Office equipment and furnishings                            88,591        65,845
                                                       -------------------------
                                                         3,411,717     2,444,952

                                                       -------------------------
Property, plant and equipment, net                     $ 8,000,503   $ 9,029,673
                                                       =========================

Depreciation expenses relating to property, plant and equipment was $961,295 and $615,120 for the year ended December 31, 2005 and twelve months ended December 31, 2004, respectively.

6. INVENTORIES

The Group's inventories at December 31, 2005 and 2004 are summarized as follows:

                                                               2005       2004
                                                             --------   --------

Raw materials                                                $ 63,822   $ 84,569
Work-in-progress                                               23,082     82,609
Finished goods                                                470,560     61,386
                                                             -------------------
Total Inventories                                            $557,464   $228,564
                                                             ===================

7. PREPAYMENT

The Group's prepayment at December 31, 2005 and 2004 are summarized as follows:

                                                               2005       2004
                                                             --------   --------

Advances to suppliers                                        $  1,888   $  1,932
Prepaid expenses                                              129,976       --
                                                             -------------------
Total                                                        $131,864   $  1,932
                                                             ===================

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2005 and 2004 are summarized as follows:

                                                             2005        2004
                                                         ----------   ----------

Accounts payable                                         $  273,101   $  146,026
Accrued expenses                                          2,344,345    4,058,604
                                                         -----------------------
                                                         $2,617,446   $4,204,630
                                                         =======================

9. BANK LOANS

As at December 31, 2005, the Group has an expired loan from bank at an amount of $1,726,264 bearing an interest of 7.56% per annum. As at the date of the report, the Group is in negotiation with the banker to extend the said loan and expects to have the loan extended for not less than one year to December 2006. The loans were secured by the pledge of certain fixed assets held by the Group and its subsidiaries.

10. INCOME TAXES

HQOF, registered in the PRC, is subject to state and local income taxes within the PRC at the applicable tax rate as reported in their PRC statutory financial statements in accordance with the relevant income tax laws applicable to wholly-owned foreign enterprises. HQOF was subject to a tax rate of 7.5% from the years of 2003 to 2005. HQOF was entitled to a two-year tax free and three-year half-tax holidays from 2001 commencing with its first profit-making year. Furthermore, the other wholly-owned subsidiary Jiahua Marine enjoys the two-year tax free and three-year half-tax holidays from 2003 commencing with its first profit-marking year. The reconciliation of the effective income tax rate of the Company to the statutory income tax rate in the PRC for the year ended December 31, 2005 is as follows:

     Statutory tax rate                                       15.0%
     Tax holidays and concessions                            (7.5%)
                                                          ------------
     Effective tax rate                                       7.5%
                                                          ============

The Group's income/(loss) before income taxes was comprised of the following for the year ended December 31, 2005 and twelve months ended December 31, 2004, respectively:

                                                         2005           2004
                                                     -----------    -----------

United States                                        $(1,657,206)   $(1,694,305)
Canada                                                  (203,521)      (182,637)
PRC                                                    5,755,819      1,647,352

                                                     --------------------------
                                                     $ 3,895,092    $  (229,590)
                                                     ==========================

Income taxes are calculated on a separate entity basis. There currently is no tax benefit or burden recorded for the United States or Canada. The provisions for income taxes for the year ended December 31, 2005 and twelve months ended December 31, 2004, respectively, are summarized as follows:

PRC only:                                                      2005       2004
                                                             --------   --------

Current                                                      $333,092   $   --
Deferred                                                      307,902    216,544
                                                             -------------------
                                                             $640,994   $216,544
                                                             ===================

Tax recoverable as at December 31, 2005 and 2004 comprise the following:

                                                              2005        2004
                                                            --------    --------

Balance at January 1                                        $ 81,602    $ 81,602
Income tax provided for the period of twelve months           45,321        --
Income tax paid during the period of twelve months           (45,321)       --
Exchange difference transfer to exchange reserve               1,912        --
                                                            --------------------
Balance at December 31                                      $ 83,514    $ 81,602
                                                            ====================

Tax payable as at December 31, 2005 and 2004 comprise the following:

                                                             2005         2004
                                                          ---------    ---------

Balance at January 1                                      $    --      $    --
Income tax provided for the period of twelve months         287,771         --
Income tax paid during the period of twelve months         (215,428)        --
Exchange difference transfer to exchange reserve                902         --
                                                          ----------------------
Balance at December 31                                    $  73,245    $    --
                                                          ======================


11. DEFERRED TAX

Deferred tax assets as at December 31, 2005 and 2004 comprise the following:

                                                               2005           2004
                                                           -----------    -----------
Balance at January 1                                       $ 1,209,790    $ 1,426,334
Deferred tax written off for the period of twelve months      (307,902)      (216,544)
Exchange difference transfer to exchange reserve                24,735           --
                                                           --------------------------
Balance at December 31                                     $   926,623    $ 1,209,790
                                                           ==========================

Deferred taxation is calculated under the liability method in respect of taxation effect arising from all timing differences, which are expected with reasonable probability to crystallize in the foreseeable future.

12. APPROPRIATED RETAINED EARNINGS (RESERVES)

The reserve funds are comprised of the following:

                                                            2005         2004
                                                         ----------   ----------

Statutory surplus reserve fund                           $1,299,266   $  739,580
Public welfare fund                                         649,633      369,790
Capital reserve                                              36,946       36,946
                                                         ----------   ----------
                                                         $1,985,845   $1,146,316
                                                         ==========   ==========

The reserves are disclosed separately on the accompanying statements of stockholders' equity and are considered an appropriation of retained earnings.

Pursuant to the relevant laws and regulations of Wholly Owned Foreign Enterprises, the profits of the Company, which are based on their PRC statutory financial statements, are available for distribution in the form of cash dividends after they have satisfied all the PRC tax liabilities, provided for losses of previous years, and made appropriations to reserve funds, as determined by the Board of Directors in accordance with the PRC accounting standards and regulations.

As stipulated by the relevant laws and regulations for enterprises operating in the PRC, HQOF and Jiahua Marine (both wholly-owned foreign enterprises) are required to make annual appropriations to two reserve funds, consisting of the statutory surplus and public welfare funds. In accordance with the relevant PRC regulations and the articles of association of the respective companies, the companies are required to allocate a certain percentage of their profits after taxation, as determined in accordance with the PRC accounting standards applicable to the companies, to the statutory surplus reserve until such reserve reaches 50% of the registered capital of the companies.

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

13. EMPLOYEE STOCK OPTION PLAN

On December 2004, our Board of Directors ratified grants of non-qualified stock options to purchase shares of our common stock under our Stock Option Plan to some of our executive officers and directors, who qualify as employees for valuation purposes, as well as to several of our employees. Each of these new stock options have up to a ten-year term, are subject to the terms and conditions of the Plan, and have an exercise price of $0.28.

Specifically, Norbert Sporns, our Chief Executive Officer, President and director, received 500,000 stock options. Lillian Wang, the Chairman of our Board of Directors, received 500,000 stock options. Harry Wang, our Chief Operating Officer, director and brother of Ms. Wang, received 500,000 stock options; and Fusheng Wang, our director, Honorary Chairman and father of Ms. Wang, received 1,000,000 stock options. Together, Norbert Sporns, Harry Wang and Lillian Wang also indirectly control the majority of capital stock of HQSM. The stock options granted to each of them, as well as to Fusheng Wang, were fully vested when granted. In addition, our Chief Financial Officer, Jean-Pierre Dallaire, received 200,000 stock options. Mr. Dallaire's options were vested in 2004 as to 50% of the grant , with the remaining 50% vesting as follows: 1/3 on June 16, 2005, 1/3 on June 16, 2006, and the remaining 1/3 on June 16, 2007.

Further, at the same date, our Board of Directors ratified grants of stock options to thirteen other employees of HQSM. These stock options were vested then as to 50% of each individual grant, with the remaining 50% vesting as follows: 1/3 on June 16, 2005, 1/3 on June 16, 2006, and the remaining 1/3 on June 16, 2007. In the case of one of the employees, the stock options were fully vested when granted.

Our Board of Directors believes that these stock option grants will help our company to continue to attract, retain and motivate our employees, directors and executive officers. In connection with these grants, our board of directors reserved 5,000,000 shares for issuance under the Plan. In addition, pursuant to the provisions of the Plan, our Board of Directors delegated the full power and authority to administer the Plan, in accordance with its terms, to our Compensation Committee presently consisting of Norbert Sporns, Fred Bild, an independent director, and Daniel Too, also an independent director of HQSM.

The Company has elected to follow Accounting Principles Board Opinion (APBO) No. 25 and related interpretations in accounting for its stock-based compensation made to its employees. APBO No. 25 requires no recognition of compensation expense for most of the stock-based compensation arrangements provided by the Company, namely, broad-based employee stock purchase plans and option grants where the exercise price is equal to or less than the market value at the date of grant. However, APBO No. 25 requires recognition of compensation expense for variable award plans over the vesting periods of such plans, based upon the then-current market values of the underlying stock. In contrast, Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based
Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123", requires recognition of compensation expense for grants of stock, stock options, and other equity instruments, over the vesting periods of such grants, based on the estimated grant-date fair values of those grants. The Company generally uses the straight-line method of amortization for stock-based compensation. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been increased to the following pro forma amounts:

                                                          For the years ended
                                                              December 31,
                                                       ------------------------
                                                          2005          2004
                                                       ----------    ----------

Net income (loss)
    As reported                                        $3,254,098    $ (383,943)
    Pro forma                                          $3,254,098    $ (383,943)
Earnings per share
     As reported                                       $     0.03    $    (0.01)
     Pro forma                                         $     0.03    $    (0.01)


14. SIGNIFICANT CONCENTRATION

The Group grants credit to its  customers,  generally on an open account  basis.
The Group's five largest customers accounted for 62.6% of the consolidated sales for the year ended December 31, 2005. Of those five customers, three are in excess of 10% of consolidated sales, with 17.0%, 14.6% and 13.7% of consolidated sales, or an aggregate of 45.3%.

At December 31, 2005, approximately 55.4% of trade receivables were from trade transactions with the aforementioned five largest customers.

15.  WARRANTIES  The Group did not incur any  warranty  costs for the year ended
December 31, 2005, and for the twelve months ended December 31, 2004

16. COMMITMENTS AND CONTINGENCIES A. CAPITAL COMMITMENTS

As of December 31, 2005, the Group has no significant capital commitments required for disclosure.

B. LEASE COMMITMENTS

The lease commitments of the Group as at December 31, 2005 and 2004 were as follows:

                                                               2005       2004
                                                             --------   --------

Within 1 year                                                $ 20,645   $ 22,102
1-2 years                                                      62,045       --
2-3 years                                                      62,045       --
Over 3 years                                                  183,755       --
                                                             -------------------
Total                                                        $328,490   $ 22,102
                                                             ===================

C. LEGAL PROCEEDINGS

The Group is not currently a party to any threatened or pending legal proceedings.

17. CAPITAL STRUCTURE

Common stock consists of authorized shares of 200,000,000 with a stated par value of $0.001 per share. Common stock issued and outstanding as of December
31, 2005 and 2004 was 116,105,225 and 95,055,123, respectively. Preferred stock consists of authorized shares of 10,000,000 with a par value of $0.001 per share.

Preferred shares amounting to 100,000 have been designated as Series A preferred stock. The Series A preferred stock is entitled to superior voting rights and is also convertible into common shares.

During the years ended  December 31, 2005 and 2004,  the Company  issued  common shares  amounting to 21,050,102 and  70,055,123  with net proceeds of $2,396,697
and  $22,603,699,   respectively.  The  amounts  recorded  in  the  accompanying financial statements are net of costs incurred in raising capital.

18. EARNINGS PER SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share (EPS) computation at December 31, 2005.

                                                                  2005
                                                                  ----
                                                 Income          Shares       Per Share
                                               (Numerator)   (Denominator)      Amount
                                               -----------   -------------   -----------

Basic EPS
Income available to common shareholders        $ 3,254,098     102,764,361   $       .03
Effect of dilutive securities stock options
issued to employees                                   --           547,903          --
                                               -----------------------------------------
Diluted EPS
Income available to common stockholders plus
assumed conversions                            $ 3,254,908     103,312,264   $       .03
                                               =========================================

19. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

20. UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (for comparative purposes only)

On August 17, 2004, HQSM and Sealink, as the parent and management company of Jiahua Marine Bio-products Company Limited. ("Jiahua Marine"), consummated a Purchase Agreement whereby HQSM acquired all of the issued and outstanding capital stock of Sealink at a consideration payable by HQSM in the following manner: (i) $8,888,655 in the form of 12,698,078 shares of HQSM's common stock, $0.001 par value per share, to be delivered to SSC at closing, and (ii) the remaining balance of $11,111,345 payable in the form of a convertible promissory note issued by HQSM to SSC. This note is included as Exhibit B to the Nutraceutical Purchase Agreement. The note accrued interest at the rate of 5% per annum and was converted into: (a) one hundred thousand US Dollars (US$100,000) for 100,000 shares of HQSM's Series A preferred stock, $0.001 par value per share, the proposed terms of which are described below and are fully subject to receipt of all necessary shareholder consents and approvals, and (b) the remaining principal amount of the note equal to US$11,011,345 into 15,730,493 shares of HQSM's common stock. The note was converted upon completion of an audit of HQSM's acquisition of Sealink and Jiahua Marine, performed to the satisfaction of HQSM and receipt of all necessary shareholder consents and approvals.

The Purchase Agreement is being accounted for as a recapitalization of Sealink whereby the historical financial information of Sealink becomes the historical financial information of the Registrant.

The accompanying Unaudited Pro Forma Condensed Consolidated Statement of Income for the twelve months December 31, 2004, has been prepared to reflect the acquisition as if it had occurred as of January 1, 2004.

The accompanying pro forma information is presented for illustrative purposes only and is not necessarily indicative of the financial position or results of operations which would actually have been reported had the merger been in effect during the periods presented, or which may be reported in the future.

                                                                         2004
                                                                     -----------
                                                                        (`000)

Sales                                                                $    26,126
Profit from operation                                                $       776
Profit for the period of twelve months                               $       776
                                                                     ===========

Weighted average outstanding number of shares as at December
31, 2004                                                              69,770,366
Earnings per share                                                   $      0.01

21. SUBSEQUENT EVENT

On January 25, 2006, the Company issued convertible notes in the amount of $5,225,000, maturing January 25, 2008, to a group of private investors. After deducting commissions and other costs, the Company received net proceeds of $4,681,250. Those notes are convertible into shares of the Company's common stock at a per share conversion price of $0.30. The notes shall accrue interest at 8% yearly.

On February 24, 2006, the Company filed a form SB-2 related to the above convertible notes. That prospectus related to the resale by the selling stockholders of up to 49,637,499 shares of our common stock, including up to 17,416,666 (in addition to sufficient shares of common stock to cover a contractual obligation to register 175% of the number of shares of common stock underlying the convertible notes, equaling an aggregate total of 30,479,166 shares of common stock) underlying secured convertible notes in a principal amount of $5,225,000 and up to 19,158,333 shares of common stock issuable upon the exercise of common stock purchase warrants. The secured convertible notes are convertible into our common stock at $0.30.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended December 31, 2005 or any interim period.

We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our two recent fiscal years or any later interim period.

Item 8A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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


(b) Changes in Internal Control over Financial Reporting..

During the year ended December 31, 2005, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


ITEM 8B. OTHER INFORMATION.


         None.


PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE


Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers, their principal offices and positions and the date each such person became our director or executive officer. The executive officers are all full time employees of HQSM.

The directors and executive officers of HQSM are as follows:

    Name          Age   Position                        Date of Appointment            Date of Resign
---------------   ---   -----------------------------   ---------------------------    --------------
Lillian Wang Li   49    Director/Chairman of Board of   March 25, 2004 as director;    N/A
                        Directors/ Secretary officer    April 13, 2004 as executive

Harry Wang Hua    43    Director/                       March 25, 2004                 N/A
                        Chief Operating Officer

Norbert Sporns    52    Director/President/             March 25, 2004                 N/A
                        Chief Executive Officer

Jacques Vallee    54    Independent Non-executive       June 15, 2004                  N/A
                        Director

Fred Bild         69    Independent Non-executive       June 15, 2004                  N/A
                        Director

Jean-Pierre       54    Financial Controller/           April 13, 2004                 N/A
Dallaire                Chief Financial Officer         September 1, 2004

He Jian Bo        40    Manager Finance Dept.           April 13, 2004                 N/A

Wang Fu Hai       62    Chief Production Controller     April 13, 2004                 N/A

William Sujian    37    International Sales &           July, 1, 2004                  N/A
                        Compliance Officer

Fusheng Wang      72    Honorary Chairman/Director      August 17, 2004                N/A

Daniel Too        54    Independent Non-executive       September 2, 2004              N/A
                        Director

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

Family Relationships

Lillian Wang Li and Harry Wang Hua are brother and sister and Ms. Wang is married to Norbert Sporns.

Set forth below are the brief descriptions of the background and experience of each of our officers and directors:

Lillian Wang Li - Chairman of Board of Directors and Secretary

Lillian Wang Li, age 49, is one of the founders of HQSM and is the chairman of our board of directors. She is responsible for the general administration, strategic planning and financial management of HQSM. Ms. Wang graduated from the Beijing University majoring in European and Chinese Literature and holds a certificate in business administration from Concordia University, Canada. She has over twenty-five years experience in management of China and Canadian businesses, particularly with respect to financial matters.

Harry Wang Hua - Director and Chief Operating Officer

Harry Wang Hua, age 43, is one of the founders of HQSM, and is our director and chief operating officer. He is responsible for the establishment of the production facilities and their operation in HQSM. He attended the Beijing Industrial University majoring in civil engineering. Mr. Wang has over fifteen years' experience in managing startup companies in China and in Canada and in training middle managers in China to Western standards.

Norbert Sporns - Director, Chief Executive Officer and President

Norbert Sporns, age 53, is one of the founders of HQSM, and is our director, chief executive officer and president. He has extensive experience in project development and investment consultancy. He graduated from the University of British Columbia, Canada, majoring in Philosophy. He also holds a Bachelor of Civil Law degree and a Bachelor of English Common Law degree from McGill University and a Certificate of Tax Law, a Certificate in Condominium Law and a Diploma of Notarial Law from the University of Montreal. Mr. Sporns joined HQSM in 1997.

Jacques Vallee -Independent Non-executive Director

Jacques Vallee, age 54, is an independent non-executive director. He is currently in charge of Business Development and Financing with the Altitude Consulting Group. In addition to an M.B.A. from the University of Sherbrooke and an advanced Certificate in Business Administration from the University de Quebec a Trois Rivieres, Mr. Vallee also holds a post-graduate level Advertising Management Diploma from the Ecole des Hautes Etudes Commerciales, Montreal. He has over 30 years of management experience at such notable Canadian institutions as the Bank of Montreal, La Federation des Caisses Populaires Desjardins de Richelieu-Yamaska, Le Fonds de Solidarite des Travailleurs du Quebec and Altitude Consulting Group.

Fred Bild - Independent Non-executive Director

Fred Bild, age 70, is currently Visiting Professor at the University of Montreal's Centre of East Asian Studies and is a private consultant on political and economic relations with China and East Asia. Professor Bild received a B.A. in Philosophy and Sociology from Sir George Williams University, a Diploma in International Law from University College, London, and a Diplome de Stage from the Ecole National d'Administration in Paris. Over the past nearly forty years, Mr. Bild has served the Canadian Embassy in various functions including Cultural Attache (Tokyo), Economic Counsel and Deputy Chief (Paris) and Ambassador to Thailand and China.

Daniel Too - Independent Non-executive Director

Mr. Too, age 54, a graduate of Hong Kong University and Polytechnic, has extensive business experience in Asia and brings a keen understanding of the business difficulties associated with working in China. He is currently the Managing Director of Delta Elevator Far East and serves as Director of Voker Chemical Paint Limited. He has been named to the compensation committee with another Independent Non-Executive Director, Mr. Fred Bild, and the CEO, Norbert Sporns.

Jean-Pierre Dallaire - Financial Controller and Chief Financial Officer

Jean-Pierre Dallaire, age 54, is the financial controller and CFO of HQSM. He has experience with Canada's largest engineering company where he was responsible for cash flow projections and project financial supervision. He holds a Master degree in Administration (Accounting) from the University of Sherbrooke, Canada. He joined HQSM in 2000.

He Jian Bo - Manager Finance Department

He Jian Bo, age 40, is the manager of the finance department of HQSM. He holds a Bachelor's and a Master degree in Economics from the Southwestern University of Finance and Economics, the PRC. He joined HQSM in 1999.

Wang Fu Hai - Director and Chief Accounting and Finance Officer

Wang Fu Hai, age 61, is the Chief Production Controller and Engineer of HQSM. He graduated from Post College in 1966. He was the manager of Project Department Jiahua Marine Ocean Organism Co., Ltd. He has solid experience in production coordination and control. He joined HQSM in 1997.

Fusheng Wang - Honorary Chairman of Board of Directors

A senior economist, Wang Fusheng, aged 71, worked for many years with the Ministry of Public Security and then as founder of the China Huan Dao Group. As Chairman of the China Chamber of Commerce, he led the first business delegation from mainland China to Taiwan. Now retired, he has maintained an exemplary network of government and business contacts. He remains Chairman of the Hainan Chamber of Commerce and is a Director for the China National Chamber of Commerce. He has been the recipient of numerous awards including the prestigious American Five Star Diamond award in 1997.

William Su Jian- International Sales and Compliance Officer

William Su Jian, aged 37, is the International Sales and Compliance Officer for the Company. He Graduated from Beijing Second Foreign Language Institute, Major in Business Administration. He has over 12 years of experience in international trade and project development. He is familiar with western and Asian business practices. His functions include the supervision of the China based sales team and supervision of compliance with the Code of Ethics and Business Conduct He joined HQSM in 2004.

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

To our knowledge, based upon a review of the copies of such reports furnished to us and based upon written representations that no other reports were required, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended December 31, 2005 and subsequently.

Code of Ethics

Since July 2004, our board of directors adopted a code of ethics that applies to all of our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. The code of ethics will establish standards and guidelines to assist our directors, officers and employees in complying with both our corporate policies and with the law. It has been posted at our website: www.hqfish.com


ITEM 10 EXECUTIVE COMPENSATION

The  following  table sets forth for the years ended  December 31, 2005 and from
March  17,  2004  (the  date  of the  merger)  through  December  31,  2004  the compensation  awarded to, paid to, or earned by, our Chief Executive Officer and
our  three  other  most  highly  compensated   executive  officers  whose  total
compensation during the last fiscal year exceeded $100,000. No other officer had compensation  of $100,000 or more for the years ended December 31, 2005 and from
March 17, 2004 (the date of the merger)through December 31, 2004.


                                                                              Long Term Compensation
                     ---------------------------------------------------------------------------------------------------------------
                         Annual Compensation                       Awards                                      Payouts
                     ---------------------------------------------------------------------------------------------------------------
Name and                                                                                    Securities                    All Other
Principal                                              Other Annual     Restricted Stock    Underlying          LTIP       Compen-
Position             Year      Salary        Bonus     Compensation        Award (s)      Options/SARs (#)     Payouts     sation
------------------------------------------------------------------------------------------------------------------------------------
Norbert Sporns       2004    $112,500       $37,500         --                 --            500,000             --          --
Chief Executive                                                                       options to purchase
Officer                                                                                     shares of
                                                                                           common stock

                     2005    $165,000       $55,000         --                 --               --               --          --


Lillian Wang Li      2004    $112,500       $75,000         --                 --            500,000             --          --
Chairman of                                                                           options to purchase
   the Board of                                                                             shares of
   Directors                                                                               common stock

                     2005    $165,000     $110,000          --                 --               --               --          --


Harry Wang Hua       2004    $ 75,000     $ 75,000          --                 --            500,000             --          --
Chief Operating                                                                       options to purchase
Officer                                                                                     shares of
                                                                                           common stock

                     2005    $110,000     $110,000          --                 --               --              --           --


Jean-Pierre          2004    $ 41,700     $  8,300          --                 --            200,000            --           --
Dallaire                                                                              options to purchase
   Principal                                                                                shares of
   Financial                                                                            common stock (1)
   Officer/
   Principal        2005    $ 110,000    $ 27,500           --                 --               --              --           --
   Accounting
   Officer

(1) Mr. Dallaire's options vest as follows: 100,000 vested 2004, 33,333 vested in 2005, 33,333 will vest in year end 2006 and the remainder at year end 2007.



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

Director Compensation

Unless otherwise restricted by the certificate of incorporation, the members of board of directors have the authority to fix the compensation of directors. The directors may be paid their expenses, if any, of attendance at each meeting of the board of directors and may be paid a fixed sum for attendance at each meeting of the board of directors or a stated salary as director. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation thereafter. Members of special or standing committees may be allowed, like, for example, compensation for attending committee meetings. The annual salaries of our independent non-executive directors Fred Bild, Daniel Too and Jacques Vallee was $15,000 plus an annual bonus to them of not less than $15,000 payable in shares of our common stock.

Audit Committee Financial Expert

As stated above, we appointed three independent non-executive directors to our Board of Directors. We consider one of our independent directors, Mr. Jacques Vallee, to be an audit committee financial expert within the meaning of the applicable Securities and Exchange Commission rules and regulations.

                              Employment Agreements
                              ---------------------

In April 2004, we entered into employment agreements with our top executive officers to secure their commitment to continued service to our company.

Lillian Wang Li's employment agreement has a term of five (5) years, commencing on April 1, 2004, and provides for a base salary of $150,000 for the first year of the term and an annual increase of 10%. The agreement also provides Ms. Wang with an annual bonus of at least $100,000, and this amount may be increased subject to the decision of our board of directors. The agreement also provides for the grant of options to purchase shares of our common stock. The options include an option to purchase an aggregate of twenty percent (20%) of the then fully diluted shares of our common voting stock made available under the stock option plan, and, at the beginning of each calendar quarter, an option to purchase an aggregate of five percent (5%) of the then fully diluted shares of our company's common voting stock made available under the stock option plan. The options granted under the employment agreement will have an exercise price of the fair market value per share of our common voting stock on the date the option is granted. We can terminate Ms. Wang's employment with cause, or without cause upon at least ninety written notice. In the event Ms. Wang's employment is terminated without cause, she will be eligible to receive (1) monthly payments at her then applicable monthly base salary for the rest of her term from the date of termination of her employment; (2) an annual bonus of $50,000 for the rest of her term from the date of termination of her employment; (3) the value of any earned, but unused vacation days; (4) continued coverage under our company's benefits plan; and (5) severance in an amount equal to her annual base salary in effect immediately prior to her last date of employment.

Harry Wang's employment agreement has a term of five (5) years, commencing on April 1, 2004, and provides for a base salary of $100,000 for the first year of the term and an annual increase of 10%. The agreement also provides Mr. Wang with an annual bonus of at least $100,000, and this amount may be increased subject to the decision of our board of directors. The agreement also provides for the grant of options to purchase shares of our common stock. The options include an option to purchase an aggregate of twenty percent (20%) of the then fully diluted shares of our common voting stock made available under the stock option plan, and, at the beginning of each calendar quarter, an option to purchase an aggregate of five percent (5%) of the then fully diluted shares of our company's common voting stock made available under the stock option plan. The options granted under the employment agreement will have an exercise price of the fair market value per share of our common voting stock on the date the option is granted. We can terminate Mr. Wang's employment with cause, or without cause upon at least ninety written notice. In the event Mr. Wang's employment is terminated without cause, he will be eligible to receive (1) monthly payments at his then applicable monthly base salary for the rest of his term from the date of termination of his employment; (2) an annual bonus of $50,000 for the rest of his term from the date of termination of his employment; (3) the value of any earned, but unused vacation days; (4) continued coverage under our company's benefits plan; and (5) severance in an amount equal to his annual base salary in effect immediately prior to his last date of employment.

Norbert Sporns' employment agreement has a term of five (5) years, commencing on April 1, 2004, and provides for a base salary of $150,000 for the first year of the term and an annual increase of 10%. The agreement also provides Mr. Sporns with an annual bonus of at least $50,000, and this amount may be increased subject to the decision of our board of directors. The agreement also provides for the grant of options to purchase shares of our common stock. The options include an option to purchase an aggregate of twenty percent (20%) of the then fully diluted shares of our common voting stock made available under the stock option plan, and, at the beginning of each calendar quarter, an option to purchase an aggregate of five percent (5%) of the then fully diluted shares of our company's common voting stock made available under the stock option plan. The options granted under the employment agreement will have an exercise price of the fair market value per share of our common voting stock on the date the option is granted. We can terminate Mr. Sporns' employment with cause, or without cause upon at least ninety written notice. In the event Mr. Sporns' employment is terminated without cause, he will be eligible to receive (1) monthly payments at his then applicable monthly base salary for the rest of his term from the date of termination of his employment; (2) an annual bonus of $50,000 for the rest of his term from the date of termination of his employment;
(3) the value of any earned, but unused vacation days; (4) continued coverage under our company's benefits plan; and (5) severance in an amount equal to his annual base salary in effect immediately prior to his last date of employment.

In September 2004, we entered into employment with our Chief Financial Officer to secure its commitment to continued service to our company. Jean-Pierre Dallaire's employment agreement has a term of five (5) years, commencing on September 1, 2004, and provides for a base salary of $100,000 for the first year of the term and an annual increase of 10%. The agreement also provides Mr. Dallaire with an annual bonus of at least $25,000, and this amount may be increased subject to the decision of our board of directors. The agreement also provides for the grant of options to purchase shares of our common stock. The options include an option to purchase an aggregate of twenty percent (10%) of the then fully diluted shares of our common voting stock made available under the stock option plan, and, at the beginning of each calendar quarter, an option to purchase an aggregate of five percent (5%) of the then fully diluted shares of our company's common voting stock made available under the stock option plan. The options granted under the employment agreement will have an exercise price of the fair market value per share of our common voting stock on the date the option is granted. We can terminate Mr. Dallaire's employment with cause, or without cause upon at least ninety written notice. In the event Mr. Dallaire's employment is terminated without cause, he will be eligible to receive (1) monthly payments at his then applicable monthly base salary for the rest of his term from the date of termination of his employment; (2) an annual bonus of $25,000 for the rest of his term from the date of termination of his employment;
(3) the value of any earned, but unused vacation days; (4) continued coverage under our company's benefits plan; and (5) severance in an amount equal to his annual base salary in effect immediately prior to his last date of employment.

Stock Incentive Plan

On April 14, 2004, our board of directors formally adopted the Process Equipment, Inc. 2004 Stock Incentive Plan (the "Plan"). The holders of a majority of our outstanding common stock have given their consent to approve the adoption of this Plan. The purpose of the Plan is to increase our ability to attract and retain talented employees, consultants and directors and thereby enhance our growth and profitability. Under the Plan, options to purchase common stock, including "incentive stock options", within the meaning of Section 422 of the United States Internal Revenue Code of 1986, as amended, restricted stock awards, non-qualified stock options and other equity-based compensation, may be awarded to directors, officers, employees, consultants or other agents.

The board of directors or a committee of independent directors appointed by the board of directors administers the Plan and selects those employees and others who are eligible to participate. The total number of stock reserved and available for grant and issuance pursuant to the Plan will be the lesser of (i) 8% of common stock outstanding (determined on a fully diluted basis exclusive of common stock issued or issuable pursuant to options and other awards granted under the Plan) or (ii) 8,000,000 shares of common stock.

As of the date of this prospectus, no options for shares of our common stock have been granted under the Plan. However, our board of directors has authorized the grants of options exercisable for an aggregate of 5,000,000 shares pursuant to the Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

On December 2004, our Board of Directors ratified grants of non-qualified stock options to purchase shares of our common stock under our Stock Option Plan to some of our executive officers and directors, as well as to several of our employees. Each of these new stock options has up to a ten-year term, is subject to the terms and conditions of the Plan, and is priced at $0.28, which represents the fair market value as of the initial grant date of November 23, 2004.

Specifically, Norbert Sporns, our Chief Executive Officer, President and director, received 500,000 stock options. Lillian Wang, the Chairman of our Board of Directors, received 500,000 stock options. Harry Wang, our Chief Operating Officer, director and brother of Ms. Wang, received 500,000 stock options; and Fusheng Wang, our director, Honorary Chairman and father of Ms. Wang, received 1,000,000 stock options. Together, Norbert Sporns, Harry Wang and Lillian Wang also indirectly control the majority of capital stock of HQSM. The stock options granted to each of them, as well as to Fusheng Wang, were fully vested when granted. In addition, our Chief Financial Officer, Jean-Pierre Dallaire, received 200,000 stock options. Mr. Dallaire's options were vested in 2004 immediately as to 50% of the grant , with the remaining 50% vesting as follows:1/3 on June 16, 2005, 1/3 on June 16, 2006, and the remaining 1/3 on June 16, 2007.

Further, at the same date, our Board of Directors ratified grants of stock options to thirteen other employees of HQSM. These stock options were vested immediately as to 50% of each individual grant, with the remaining 50% vesting as follows: 1/3 on June 16, 2005, 1/3 on June 16, 2006, and the remaining 1/3 on June 16, 2007. In the case of one of the employees, the stock options were fully vested when granted.

Our Board of Directors believes that these stock option grants will help our company to continue to attract, retain and motivate our employees, directors and executive officers. In connection with these grants, our Board of Directors reserved 5,000,000 shares for issuance under the Plan. In addition, pursuant to the provisions of the Plan, our Board of Directors delegated the full power and authority to administer the Plan, in accordance with its terms, to our Compensation Committee presently consisting of Norbert Sporns, Fred Bild, an independent director, and Daniel Too, also an independent director of HQSM.

The  following  table  sets  forth  certain  information   regarding  beneficial
ownership of common stock as of December 31, 2005, by:

     o each person known to us to own beneficially more than 5%, in the aggregate, of the outstanding shares of our common stock;

     o    each director;

     o each of our chief executive officer and our other two most highly compensated executive officers; and

     o    all executive officers and directors as a group.

The number of shares beneficially owned and the percent of shares outstanding are based on 116,105,225 shares outstanding as of December 31, 2005. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise noted below, the address of each of the shareholders in the table is c/o HQ Sustainable Maritime Industries, Inc., 1511 Third Avenue, Suite 788, Seattle, Washington.

Beneficial Owner       Shares of Common Stock Number  Beneficially Owned Percent

Norbert Sporns         16,438,564       (1)           14.25%
Lillian Wang Li        17,123,504       (1)           14.75%
Harry Wang Hua         34,931,946       (1)           30.01%
Jacques Vallee         12,500                         Less than 1%
Fred Bild              99,404                         Less than 1%
Daniel Too             81,547                         Less than 1%

All such directors
and executive
officers as a group
(6 persons)            68,687,465                     59.16%

     (1) Beneficially owns the shares indicated, which are owned of record by Red Coral Group Limited and Sino-Sult Canada (S.S.C.) Limited. Each of Mr. Sporns, Ms. Wang and Mr. Wang own respectively 24%, 25% and 51% of the issued capital of Red Coral Group Limited and Sino-Sult Canada (S.S.C.) Limited and share voting and investment power over the shares held by Red Coral Group Limited and Sino-Sult Canada (S.S.C.) Limited.

Changes in Control

We know of no plans or arrangements that will result in a change of control at our company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

No related parties transaction have been made for the 2005 fiscal year.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

 Exhibit No.       Description of Exhibit
-----------       ----------------------

2 Agreement and Plan of Merger, dated as of March 17, 2004, by and among Process Equipment, Inc., Process Equipment Acquisition Corporation and Jade Profit investment Limited (incorporated by reference to the Report on Form 14-C of Process Equipment, Inc. (Commission File No. 0-18980), filed with the Commission on April 28, 2004.)


3.1 Certificate of Incorporation of HQ Sustainable Maritime Industries, Inc., as amended (incorporated by reference to the Report on Form 14-C of Process Equipment, Inc. (Commission file No. 0-18980), filed with the Commission on April 28, 2004.)

3.2               Bylaws   of   HQ   Sustainable   Maritime   Industries,   Inc.
                  (incorporated by reference to the Report on Form 14-C of Process Equipment, Inc. (Commission file No. 0-18980), filed with the Commission on April 28, 2004.)

4.1               Process   Equipment,    Inc.   2003   Stock   Incentive   Plan
                  (incorporated by reference to the Report on Form 14-C (commission File Number 0-18980), filed with the Commission on April 28, 2004.)

4.2 Form of Subscription Agreement between HQ Sustainable Maritime Industries, Inc. and Certain Investors, exhibits attached (incorporated by reference to the Report on Form 8-K (commission File Number 0-18980), filed with the Commission on January 26, 2006.)

4.3 Form of Rights and Preferences of Preferred Stock (incorporated by reference to the Report on Form 14C (commission File Number 0-18980), filed with the Commission on October 3, 2005.)

10.1 Form of Stock Option Grant Notice (incorporated by reference to the Report on Form 8-K (commission File Number 0-18980), filed with the Commission on December 3, 2004.)

10.2 Form of Option Agreement (incorporated by reference to the Report on Form 8-K (commission File Number 0-18980), filed with the Commission on December 3, 2004.)

10.3 Form of Exercise Agreement (incorporated by reference to the Report on Form 8-K (commission File Number 0-18980), filed with the Commission on December 3, 2004.)

10.4 Agreement, dated as of November 4, 2004, between HQ Sustainable Maritime Industries, Inc. and Sino-Sult Canada (S.S.C.) Limited (incorporated by reference to the Report on Form 10-QSB (Commission file No. 0-18980), filed with the Commission on November 15, 2004.)

10.5 Independent Non-Executive Director Agreement, dated as of September 2, 2004, between HQ Sustainable Maritime Industries Inc. and Daniel Too (incorporated by reference to the Report on Form 10-QSB (Commission file No. 0-18980), filed with the Commission on November 15, 2004.)

10.6 Employment Agreement, dated as of September 1, 2004, between HQ Sustainable Maritime Industries Inc. and Jean-Pierre Dallaire (incorporated by reference to the Report on Form 10-QSB (Commission file No. 0-18980), filed with the Commission on November 15, 2004.)

10.7 Purchase Agreement, dated as of August 17, 2004, among HQ Sustainable Maritime Industries, inc., Sino-Sult Canada (S.S.C.) Limited and Sealink Wealth Limited (incorporated by reference to the Report on Form 8-K (commission File Number 0-18980), filed with the Commission on August 18, 2004.)


10.8 Purchase Agreement, dated as of August 17, 2004, between Jade Profit Investment Limited and Hainan Fuyuan Investment Company Limited (incorporated by reference to the Report on Form 8-K (commission File Number 0-18980), filed with the Commission on August 18, 2004.)

10.9 Form of Employment Agreement, effective as of April 1, 2004, between HQ Sustainable Maritime Industries, Inc. and Harry Wang (incorporated by reference to the Report on Form 10-QSB (commission File Number 0-18980), filed with the Commission on August 13, 2004.)

10.10 Form of Employment Agreement, effective as of April 1, 2004, between HQ Sustainable Maritime Industries, Inc. and Lillian Wang Li (incorporated by reference to the Report on Form 10-QSB (commission File Number 0-18980), filed with the Commission on August 13, 2004.)

10.11 Form of Employment Agreement, effective as of April 1, 2004, between HQ Sustainable Maritime Industries, Inc. and Norbert Sporns (incorporated by reference to the Report on Form 10-QSB (commission File Number 0-18980), filed with the Commission on August 13, 2004.)

10.12 Form of Independent Non-Executive Director Agreement, dated as of June 15, 2004, between HQ Sustainable Maritime Industries Inc. and Fred Bild (incorporated by reference to the Report on Form 10-QSB (Commission file No. 0-18980), filed with the Commission on August 13, 2004.)

10.13 Independent Non-Executive Director Agreement, dated as of June 15, 2004, between HQ Sustainable Maritime Industries Inc. and Jacques Vallee (incorporated by reference to the Report on Form 10-QSB (Commission file No. 0-18980), filed with the Commission on August 13, 2004.)

10.14 Amendment No. 1 to Employment Agreement, dated July, 2005, between HQ Sustainable Maritime Industries, Inc. and Norbert Sporns. (incorporated by reference to the Report on Form
                  10-KSB (commission File Number 18980), filed with the Commission on April 11, 2005.)

10.15 Amendment No. 1 to Employment Agreement, dated July, 2005, between HQ Sustainable Maritime Industries, Inc. and Lillian Wang. (incorporated by reference to the Report on Form 10-KSB (commission File Number 18980), filed with the Commission on April 11, 2005.)


10.16 Amendment No. 1 to Employment Agreement, dated July, 2005, between HQ Sustainable Maritime Industries, Inc. and Harry Wang. (incorporated by reference to the Report on Form 10-KSB (commission File Number 18980), filed with the Commission on April 11, 2005.)

10.17             Agreement   with   Amalgamated   Resources   Holdings,    Inc.
                  (incorporated by reference to the Report on Form 8-K (commission File Number 18980), filed with the Commission on October 24, 2005.)


14 Code of Ethics (incorporated by reference to the Report on Form 10- KSB (commission File Number 18980), filed with the Commission on April 11, 2005.)

16 Letter, dated May 18, 2004 from Baum & Company, P.A., the Registrant's former principal accountants, to the Securities and Exchange Commission pursuant to Item 304(a)(3) of Regulation S-B (incorporated by reference to the Report on Form 8-K (commission File Number 0-18980), filed with the Commission on May 18, 2004.)

21.               Subsidiaries*

23.1              Consent of Rotenberg & Co. LLP*

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.*

31.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.*

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.2 Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*

*Filed herewith



ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(a) Audit Fees

Our principal accountant, Rotenberg & Co., LLP, billed us aggregate fees in the amount of approximately $210,000 and $440,000 for the fiscal years ended December 31, 2005 and December 31, 2004, respectively. These amounts were billed for professional services that Rotenberg provided for the audit of our annual financial statements, review of our securities offerings and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

(b)  Audit-Related  Fees

Rotenberg billed us aggregate fees in the amount of $0 for the fiscal years ended December 31, 2005 and December 31, 2004, and for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements.

(c) Tax Fees

Rotenberg billed us aggregate fees in the amount of $0 for the fiscal years ended December 31, 2005 and December 31, 2004, and for tax compliance, tax advice, and tax planning.

(d) All Other Fees

Rotenberg billed us aggregate fees in the amount of $0 for the fiscal years ended December 31, 2005 and December 31, 2004, and for all other fees.


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

By: /s/ Norbert Sporns
   --------------------------------------------
   Name: Norbert Sporns
   Title: Chief Executive Officer and President

March 31, 2006

By: /s/ Jean-Pierre Dallaire
   --------------------------------------------
   Name: Jean-Pierre Dallaire
   Title: Principal Accounting Officer


March 31, 2006


Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                    TITLE                                DATE
---------                    -----                                ----

 /s/ Norbert Sporns          Chief Executive Officer, President   March 31, 2006
-------------------------    and Director
Norbert Sporns               (Principal Executive Officer)


 /s/ Lillian Wang            Secretary, Chairman of the Board     March 31, 2006
-------------------------    of Directors, and Director
Lillian Wang

 /s/ Harry Wang              Chief Operating Officer and          March 31, 2006
-------------------------    Director
Harry Wang

 /s/ Jacque Vallee           Director                             March 31, 2006
-------------------------
Jacque Vallee

/s/ Fred Bild                Independent Non-executive Director   March 31, 2006
-------------------------
Fred Bild

 /s/ Daniel Too              Independent Non-executive Director   March 31, 2006
-------------------------
Daniel Too

 /s/ Jean-Pierre Dallaire    Chief Financial Officer and          March 31, 2006
-------------------------    Financial Controller
Jean-Pierre Dallaire         (Principal Financial Officer)

 /s/ Fusheng Wang            Honorary Chairman and Director       March 31, 2006
-------------------------
Fusheng Wang