Form 10QSB
period 2006-03-31
HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
filed 2006-05-15
CIK 857073

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                   FORM 10-QSB

                               -------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006


                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 000-18980

                    HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
             ======================================================
                 (Name of small business issuer in its charter)

           Delaware                         000-18980                62-1407522
  (State or jurisdiction of         (Primary Std. Industrial       (IRS Employer
Incorporation or organization)     Classification Code Number)       ID Number)

1511 Third Avenue, Suite 788, Seattle, Washington                      98101
     (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (206) 621-9888

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

    Yes  |X|    No  |_|

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes |_| No |X|


As of March 31, 2006, there were 117,095,225 shares of the registrant's common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        --------------------------------
                                TABLE OF CONTENTS
                        --------------------------------
                                                                    Page Numbers

PART I - FINANCIAL INFORMATION

Item  1. Financial Statements.
           |X|  Condensed Consolidated Balance Sheets                     2-3
           |X|  Condensed Consolidated Statements of Income               4
           |X|  Condensed Consolidated Statements of Cash Flows           5
           |X|  Notes to Condensed Consolidated Financial Statements      6-11
Item 2.  Management Discussion & Analysis or Plan of Operations.          12-16
Item 3.  Controls and Procedures                                          17

PART II - OTHER INFORMATION

Item  1. Legal Proceedings                                                18
Item  2. Unregistered Sales of Equity Securities and Use of Proceeds      18
Item  3. Defaults Upon Senior Securities                                  18
Item  4. Submission of Matters to a Vote of Security Holders              18
Item  5  Other Information                                                18
Item  6. Exhibits and Reports on Form 8-K                                 18


            HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES
                     (INCORPORATED IN THE STATE OF DELAWARE
                             WITH LIMITED LIABILITY)

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------



                                                 March 31, 2006    December 31, 2005
                                                  (Unaudited)          (Audited)
                                               -----------------   -----------------
CURRENT ASSETS
  Cash and cash equivalents                    $       9,040,421   $       5,140,159
  Trade receivables, net of provision                  7,539,335           8,423,127
  Inventory                                            1,000,613             557,464
  Prepayments                                            377,630             131,864
  Due from related parties, net of provision             655,885             526,195
  Advance to employees                                    43,475             127,231
  Tax recoverable                                         46,661              83,514
                                               -----------------   -----------------
  TOTAL CURRENT ASSETS                                18,704,020          14,989,554
                                               -----------------   -----------------

OTHER ASSETS
  Deferred taxes                                         891,738             926,623
  Deferred cost                                        1,399,562             500,000
                                               -----------------   -----------------
  TOTAL OTHER ASSETS                                   2,291,300           1,426,623
                                               -----------------   -----------------

PROPERTY, PLANT AND EQUIPMENT, NET                     7,795,505           8,000,503
                                               -----------------   -----------------

TOTAL ASSETS                                   $      28,790,825   $      24,416,680
                                               =================   =================











The accompanying notes are in integral part of the consolidated financial statements.


            HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES
                     (INCORPORATED IN THE STATE OF DELAWARE
                             WITH LIMITED LIABILITY)

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                    March 31, 2006     December 31, 2005
                                                     (Unaudited)           (Audited)
                                                  -----------------    -----------------
CURRENT LIABILITIES
  Accounts payable and accrued expenses           $       1,832,554    $       2,617,446
  Bank loans                                              1,208,385            1,726,264
  Tax payable                                                46,532               73,245
  Due to related parties                                    746,542              787,716
  Due to directors                                        1,544,997            1,350,539
  Current portion of promissory note                      2,850,000                 --
                                                  -----------------    -----------------
  TOTAL CURRENT LIABILITIES                               8,229,010            6,555,210
                                                  -----------------    -----------------

LONG TERM LIABILITIES
  Promissory note, net of discount                          145,200                 --
                                                  -----------------    -----------------

TOTAL LIABILITIES                                         8,374,210            6,555,210
                                                  -----------------    -----------------

SHAREHOLDERS' EQUITY
  Preferred stock                                               100                  100
  Common stock                                              117,095              116,105
  Additional paid-in capital                             18,971,460           15,574,752
  Accumulated Other Comprehensive Income                    443,342              499,251
  Retained Earnings (Deficit)                            (1,232,856)            (314,583)
  Appropriation of Retained Earnings (Reserves)           2,117,474            1,985,845
                                                  -----------------    -----------------

TOTAL SHAREHOLDERS' EQUITY                               20,416,615           17,861,470
                                                  -----------------    -----------------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                          $      28,790,825    $      24,416,680
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

            HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES
                     (INCORPORATED IN THE STATE OF DELAWARE
                             WITH LIMITED LIABILITY)

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                      Three Months Ended
                                               March 31, 2006    March 31, 2005
                                               --------------    --------------

SALES                                          $    6,885,340    $    3,016,886

COST OF SALES                                       4,353,455         1,299,166
                                               --------------    --------------
GROSS PROFIT                                        2,531,885         1,717,720

SELLING AND DISTRIBUTION EXPENSES                      69,168            40,608

ADVERTISING                                         1,112,735         1,000,819

GENERAL AND ADMINISTRATIVE                          1,003,470           626,941
   EXPENSES

DEPRECIATION                                          234,448           240,272

PROVISION FOR DOUBTFUL ACCOUNTS                       183,930            38,352
                                               --------------    --------------

(LOSS) FROM OPERATIONS                                (71,866)         (229,272)

FINANCE COSTS                                         605,877            91,708

OTHER EXPENSES                                         36,167            67,126
                                               --------------    --------------

(LOSS) BEFORE INCOME TAXES                           (713,910)         (388,106)

INCOME TAXES
  CURRENT                                              83,385            32,819

  DEFERRED                                             34,885            17,043
                                               --------------    --------------

 NET LOSS ATTRIBUTABLE TO SHAREHOLDERS         $     (832,180)         (437,968)
                                               ==============    ==============

 NET PROFIT PER SHARE                          $        (0.01)            (0.00)
                                               ==============    ==============

WEIGHTED AVERAGE COMMON SHARE
    OUTSTANDING                                   116,803,336        96,194,971
                                               ==============    ==============





The accompanying notes are in integral part of the consolidated financial statements.


            HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES
                     (INCORPORATED IN THE STATE OF DELAWARE
                             WITH LIMITED LIABILITY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)
                                                                      2006           2005
                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $  (832,180)   $  (437,968)
  Adjustments to reconcile net income to net cash provided
     by operating activities:

  Depreciation                                                        234,448        240,272
  Financing expense                                                   446,474
  (Increase)/decrease in assets:
     Inventory                                                       (443,149)        (8,115)
     Trade receivables, net of provisions                             883,792       (291,705)
     Prepayment                                                      (245,766)          --
     Advance to employee                                               83,757         (1,414)
     Deferred taxes                                                    34,885         17,044
  Increase/(decrease) in liabilities:
     Accounts payables and accrued expenses                          (784,892)      (811,905)

     Deposit received from customers                                     --             --
     Taxes payable                                                     10,139         32,873
                                                                  -----------    -----------
Net cash from by operating activities                                (612,492)    (1,260,918)
                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment and construction
      in progress                                                     (31,692)          --
                                                                  -----------    -----------
Net cash from by investing activities                                 (31,692)          --
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from common stock                                          272,800        408,411
  Promissory note                                                   5,225,000           --
  Received from directors                                             194,458          2,287
  (Payment)/Receive from related parties                             (170,864)       251,533
  Deferred Finders and legal fees                                    (450,938)          --
  Repayment of bank loans                                            (517,879)          --
                                                                  -----------    -----------
Net cash from by financing activities                               4,552,577        662,231
                                                                  -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                             3,908,393       (598,687)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                                     (8,130)          --

  Cash and cash equivalents, beginning of period                    5,140,158      4,551,505
                                                                  -----------    -----------

  Cash and cash equivalents, end of period                        $ 9,040,421    $ 3,952,818
                                                                  ===========    ===========

SUPPLEMENTARY CASH FLOWS DISCLOSURES
  Interest paid                                                   $    33,351    $    62,848
                                                                  ===========    ===========

  Taxes paid                                                      $    73,245    $      --
                                                                  ===========    ===========

SUPPLEMENTARY DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES
  Common shares issued for services                               $   100,500    $      --
                                                                  ===========    ===========

  Note payable in connection with acquisition of Jiahua Marine    $      --      $   100,000
                                                                  ===========    ===========


The accompanying notes are in integral part of the financial statements.

                     HQ SUSTAINABLE MARTIME INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                 MARCH 31, 2006
                  --------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The unaudited  condensed  consolidated  financial  statements of HQ  Sustainable
Maritime Industries, Inc., or HQSM, have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The condensed consolidated balance sheet information as of December 31, 2005 was derived from the audited consolidated financial statements included in the Company's Annual Report Form 10-KSB. These interim financial statements should be read in conjunction with that report.

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

NOTE 4 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are not calculated as HQSM are suffering loss during the three months ended March 31, 2006 and 2005.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses and debt, approximates their fair value at March 31, 2006 and December 31, 2005 due to the relatively short-term nature of these instruments.

NOTE 6 - FOREIGN CURRENCY CONVERSION

The Company's financial information is presented in US dollars. The Group uses the average exchange rate for the period and the exchange rate at the balance sheet date to translate its operating results and financial position respectively. Any translation gains and losses are recorded in accumulated other comprehensive income as a component of shareholders' equity.

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

The Company's subsidiaries registered in the PRC are subject to state and local income taxes within the PRC at the applicable tax rates on the taxable income as reported in their PRC statutory financial statements in accordance with the relevant income tax laws applicable to foreign enterprises. HQOF and Jiahua Marine were subject to a tax rate of 15% and 7.5%, respectively during this quarter. HQOF and Jiahua Marine were entitled to a two-year tax exempted and three-year half tax rate holiday from 2001 and 2002 commencing with the first profit-making year, respectively.

The reconciliation of the effective income tax rate of the Company to the statutory income tax rate in the PRC for this quarter is as follows:

                                                         HQOF     Jiahua Marine
      Statutory tax rate                                 15.0%            15.0%
      Tax holidays and concessions                                       (7.5%)
                                               ---------------------------------
      Effective tax rate                                 15.0%             7.5%
                                               =================================

Income taxes are calculated on a separate entity basis. Currently there is no tax benefit or burden recorded for the United States.

NOTE 8 - PROMISSORY NOTE AND WARRANTS

Effective January 25, 2006, the Company closed on a financing transaction with a group of private investors for an amount of $5,225,000. After deducting commissions and other costs of the offering of $522,500, the Company received net proceeds of $4,702,500.00. The financing consisted of two components: (a) promissory notes of the Company, in the principal amount of $5,225,000, due January 25, 2008, such Notes convertible into shares of the Company's common stock, $0.001 par value (the "Common Stock") at a per share conversion price at the rate of $0.30 per share of Common Stock; and (b) Class A and Class B Warrants registered in the name of each Investor.

The Notes are due January 25, 2008. The Notes are convertible into shares of the Company's Common Stock at a per share conversion price at the rate of $0.30 per share of Common Stock. The Notes shall accrue interest on the principal amount at a rate per annum of eight percent (8%) from January 25, 2006 and shall be payable, in arrears, subject to the terms and conditions of the Notes, together with principal amount payments, on January 25, 2008.

One Class A Warrant and one Class B Warrant will be issued for each two shares of Common Stock which would be issued on the Closing Date assuming the complete conversion of the Note issued on the Closing Date at the rate of $0.30 per share of Common Stock. The exercise price to acquire a share of Common Stock upon exercise of a Class A Warrant shall be $0.35. The exercise price to acquire a share of Common Stock upon exercise of a Class B Warrant shall be $0.40. The Class A Warrants shall be exercisable until January 25, 2009 (three (3) years after the closing of the financing). The Class B Warrants shall be exercisable until January 25, 2011 (five (5) years after the closing of the financing). The Company also issued to certain Finders' Warrants to purchase 1,741,667 shares of Common Stock similar to and carrying the same rights as the Class B Warrants issuable to the Investors except that the exercise price shall be $0.35 per Warrant Share.

The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the "Securities Act") and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.


The shares of Common Stock underlying the securities sold in this financing transaction will be registered for resale on a Registration Statement to be filed by the Company in accordance with terms and conditions the subscription agreement. .

NOTE 9 - SEGMENTS

No  geographical  segment  analysis is provided for the three months ended March
31, 2006 and 2005, as less than 10% of consolidated revenues and less than 10% of consolidated income from operations is attributable to the segment other than the Mainland China.

Business segment for the three months ended March 31, 2006

                                               Aquaculture   Health and     Unallocated
                                                 Product     Bio-product       Items       Consolidation
                                               -----------   -----------    -----------    -------------

Sales to external customers                      4,673,498     2,211,842           --          6,885,340
                                               =========================================================

General and administrative expenses                155,566        22,621        825,283        1,003,470
Depreciation                                       153,923        77,928          2,598          234,448
Selling expenses                                    49,507        19,661           --             69,168
Advertising                                           --       1,112,735           --          1,112,735
Finance costs                                        3,244        30,478        572,155          605,877
Provision for doubtful accounts                    171,958        11,972           --            183,930
Profit / (Loss) before taxation                     79,771       606,333     (1,400,014)        (713,910)
Income taxes                                        71,738        46,532           --            118,270
Profit / (Loss) for the period                       8,033       559,801     (1,400,014)        (832,180)
                                               =========================================================

Segment assets                                  14,991,215     9,221,777      4,577,833       28,790,825
                                               =========================================================

Segment liabilities                              2,699,070     1,709,294      3,965,846        8,374,210
                                               =========================================================

Business segment for the three months ended March 31, 2005

                                               Aquaculture    Health and    Unallocated
                                                 Product      Bio-product      Items       Consolidation
                                               -----------    -----------   -----------    -------------

Sales to external customers                      1,092,495      1,924,391          --          3,016,886
                                               =========================================================

General and administrative expenses                147,682         36,078       443,181          626,941
Depreciation                                       163,824         75,311         1,137          240,272
Selling expenses                                    20,535         20,073          --             40,608
Advertising                                           --        1,000,819          --          1,000,819
Finance costs                                       57,778         31,220         2,710           91,708
Provision for doubtful accounts                       --           38,352          --             38,352
(Loss) / Profit before taxation                   (378,926)       437,585      (446,765)        (388,106)
Income taxes                                        17,043         32,819          --             49,862
(Loss) / Profit for the period                    (395,969)       404,766      (446,765)        (437,968)
                                               =========================================================

Segment assets                                  12,764,745      7,156,065       245,562       20,166,372
                                               =========================================================

Segment liabilities                              4,162,120      2,480,794     1,941,591        8,584,505
                                               =========================================================

NOTE 10 - RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 151 "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Company has adopted SFAS 151 and believes that the impact on its consolidated financial statements is immaterial for the quarter ended March 31, 2006.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Company has adopted SFAS 153 and believes that the impact on its consolidated financial statements is immaterial for the quarter ended March 31, 2006.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for fiscal years beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Company has adopted SFAS 154 and believes that the impact on its consolidated financial statements is immaterial for the quarter ended March 31, 2006.

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statement No. 133 and 140" ("SFAS 155"). SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial
Interests in Securitized Financial Assets." SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2007. The Company is currently evaluating the impact of SFAS 155 on its consolidated financial statements.

In March 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 156"). SFAS 156 amends FASB Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practical. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2007. The Company is currently evaluating the impact of SFAS 156 on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


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

Results of Operations - Three Months Ended March 31, 2006 as Compared to Three Months Ended March 31, 2005

One of our subsidiaries, Jiahua Marine is engaged in the manufacturing and selling of health and bio-products. During the three months ended March 31, 2006 and 2005, Jiahua Marine realized sales of $2,211,842 and $1,924,391 respectively. The gross profit ratio for this segment stood at 85% and 84% for the three months ended March 31, 2006 and 2005, and the major expense was advertising, corresponding to 50% and 52% of revenues for the three months ended March 31, 2006 and 2005 respectively. The net income contributed by this segment was $559,801 and $404,766 for the three months ended March 31, 2006 and 2005 respectively., mostly attributable to an increase in volume.

The other principal activity in our Group is the manufacturing and selling of aquatic products. The revenue contributed by this segment was $4,673,498 in the first quarter of 2006 compared to $1,092,495 for the corresponding quarter of 2005. The related gross profit ratio of this segment was 15% in 2006 compared to 7% for the three months ended March 31, 2005. This segment contributed $8,033 to net income in the first quarter of 2006 compared to a net loss of $395,969 for the corresponding period of 2005. The increased activity of this segment in 2006, together with increased margins resulted in the improved profitability in the first quarter of 2006 compared to the same period of 2005.

For the three months ended March 31, 2006 revenue increased by $3,868,454 or 128% to $6,885,340. This improvement in sales mainly resulted from a better performance of the aquatic product segment in 2006. The sales of that segment increased by $3.6 million in the first quarter of 2006 compared to 2005 while the balance of the increase came from the health and bio-products segment. In the first quarter of 2005, the Island of Hainan, where the Company holds its processing plants, experienced severe weather conditions which affected the performance of the aquatic product segment materially.

Cost of sales increased by $3,054,289 or 2.4 times to $4,353,455 from $1,299,166 for the three months ended March 31, 2006, as compared to the corresponding period of the prior year. Approximately 99% of the increase was due to the increased activities in the aquatic product segment as the turnover of this segment increased by $3.6 million . The overall gross profit ratio decreased from 57% in the first quarter of 2005 to 37% for the current quarter of 2006. That decrease in the gross profit ratio is due to the mix of increased activity from the aquatic product segment in 2006 (with less gross margin) and about similar level of activity and margin in the health and bio-products segment. The increased activity in the aquatic product segment is the main contributing factor in the increase of the gross profit for the current quarter.

Selling and distribution expenses increased by $28,560 or 70% to $69,168 for the three months ended March 31, 2006, as compared to the corresponding period of the prior year. The increase was the result of higher turnover in the current quarter.

Advertising expenses increased by $111,916 or 11% from $1,000,819 as compared to the corresponding period of prior year. The primary factor responsible for the increase in the current quarter is that Jiahua Marine made more advertisements to attract customers in order to increase sales; the turnover of this particular segment increased by 15% in the current quarter compared to the same period of 2005.

General and administrative expenses increased by $376,529 or 60% to $1,003,470 as compared to the corresponding period of the previous year. The increase results mainly from traveling, marketing and investors relations' expenses incurred in the first quarter of 2006 compared to 2005.

Depreciation decreased by $5,824 or 2% to $234,448 as compared to the corresponding period of prior year. The decrease was caused by several assets being fully depreciated, thus requiring less depreciation in 2006 compared to the corresponding period of the 2005.

Doubtful accounts contributed an amount of $145,678 of additional expenses in the first quarter of 2006 from the corresponding quarter of 2005. That was the result of providing conservatively for the slower paying customers in application of our Group's accounting policy.

Financing costs increased to $605,877 from $91,708 for the three months ended March 31, 2006 as compared to the corresponding period of the previous year, an increase of $514,169. The increase was due to a combination of additional financing costs arising from the notes of $ 5,250,000 issued during the current quarter, and a reduction in interest costs on bank loans reimbursed in the period from April 1, 2005 to March 31, 2006. In accordance with US GAAP's, the company recognized the financing costs related to the future conversion of warrants attributed in the first quarter of 2006 to the new investors in the Company; that financing costs amounted to approximately $445,000.

Other expenses decreased from $67,126 for the three months ended March 31, 2005 to $36,167 for the three months ended March 31, 2006, a 46% or $30,959 decrease. The main reason of the decrease was improvement in cost control by management.

Loss before income taxes increased to $713,910 in the first quarter of 2006 from $388,106 in the corresponding quarter of prior year. The increased activity and gross profit recognized in the first quarter of 2006 was affected mainly by increased financing costs ($514,000) and bad debts ($145,000) experienced in the current quarter.

Current income taxes increased from $32,819 to $83,385 in the current period. In the first quarter of 2006, the aquatic product segment was profitable and taxable at a rate of 15% while it suffered a loss in the corresponding quarter of 2005.

Deferred income tax increased by $17,842 from $17,043 to $34,885 for the three months ended March 31, 2006. The increase was due to the income tax rate of the aquatic product segment which went from 7.5% to 15.0% after expiration of the tax holiday period.

The net loss attributable to shareholders increased from $437,968 to $832,180 for the three months ended March 31, 2006. The deterioration, although experiencing increased activity and gross profit in both our segments in the 2006 quarter compared to 2005, was affected by increased financing costs and bad debts, as described above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

The current ratio was stable at 2.3 times ($14,989,554/$6,555,210) at December 31, 2005 and 2.3 times ($18,704,020/$8,229,010) at March 31, 2006.

ITEM 3.  CONTROL AND PROCEDURES.

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


(b) Changes in Internal Control over Financial Reporting.

During the Quarter ended March 31, 2006, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 10, 2006, Wu Zhi Quan exercised his employee stock option to acquire 500,000 shares of our common stock, in consideration of $140,000.

On January 24, 2006, Henry S. Krauss exercised his placement agent common stock purchase warrant to acquire 190,000 shares of our common stock, in consideration of $32,300.

On February 28, 2006 we issued 250,000 shares and 50,000 of our common stock to Stanley Wunderlick and Joseph I. Emas in consideration of financial services and legal service provided to us by that them, respectively. Those securities were issued in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act.

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

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2     Certification of Principal Financial and Accounting Officer Pursuant to
         Section 302 of the Sarbanes-Oxley Act.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2     Certification of Principal Financial and Accounting Officer Pursuant to
         Section 906 of the Sarbanes-Oxley Act.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, Washington, on May 15, 2006.

Dated: May 15, 2006
                    HQ SUSTAINABLE MARITIME INDUSTRIES, INC.


                           By: /s/ Norbert Sporns
                              ----------------------
                              Name: Norbert Sporns
                              Title: Chief Executive Officer and President


                                 /s/ Jean-Pierre Dallaire
                              ----------------------
                              Jean-Pierre Dallaire,
                              Principal Financial and Accounting Officer