Form 10QSB
period 2006-06-30
HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
filed 2006-08-11
CIK 857073

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-18980

HQ SUSTAINABLE MARITIME INDUSTRIES, INC.

(Name of small business issuer in its charter)

Delaware	000-18980	62-1407522
(State or jurisdiction of Incorporation or organization)	(Primary Std. Industrial Classification Code Number)	(IRS Employer ID Number)

1511 Third Avenue, Suite 788, Seattle, Washington	98101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (917) 291-3679

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of June 30, 2006, there were 118,535,706 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes  ☐    No  ☒

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE

WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)
CURRENT ASSETS
Cash and cash equivalents	$6,549,395	$5,140,159
Trade receivables, net of provision	11,346,155	8,423,127
Inventory	2,183,274	557,464
Prepayments	415,550	131,864
Due from related parties, net of provision	706,534	526,195
Advance to employees	51,377	127,231
Tax recoverable	—	83,514

TOTAL CURRENT ASSETS	21,252,285	14,989,554

OTHER ASSETS
Deferred taxes	869,449	926,623
Deferred cost	1,273,300	500,000

TOTAL OTHER ASSETS	2,142,749	1,426,623

PROPERTY, PLANT AND EQUIPMENT, NET	7,717,283	8,000,503

TOTAL ASSETS	$31,112,317	$24,416,680

The accompanying notes are in integral part of the consolidated financial statements.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE

WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED BALANCE SHEETS (Un-audited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,143,014	$2,617,446
Bank loans	1,302,876	1,726,264
Tax payable	229,151	73,245
Due to related parties	745,097	787,716
Due to directors	1,562,955	1,350,539
Current portion of promissory notes	1,695,000	—

TOTAL CURRENT LIABILITIES	7,678,093	6,555,210

LONG TERM LIABILITIES
Promissory note, net of discount	1,131,568	—

TOTAL LIABILITIES	8,809,661	6,555,210

SHAREHOLDERS’ EQUITY
Preferred stock	100	100
Common stock	118,536	116,105
Additional paid-in capital	19,198,269	15,574,752
Accumulated other comprehensive income	875,768	499,251
Retained Earnings (Deficit)	(457,618)	(314,583)
Appropriation of retained earnings (Reserves)	2,567,601	1,985,845

TOTAL SHAREHOLDERS’ EQUITY	22,302,656	17,861,470

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$31,112,317	$24,416,680

The accompanying notes are in integral part of the consolidated financial statements.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE

WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
SALES	$9,574,081	$6,515,755	$16,459,421	$9,532,641
COST OF SALES	4,929,634	3,720,157	9,283,089	5,019,323

GROSS PROFIT	4,644,447	2,795,598	7,176,332	4,513,318
SELLING AND DISTRIBUTION EXPENSES	139,660	65,778	208,828	106,386
ADVERTISING	1,067,690	830,183	2,180,425	1,831,002
GENERAL AND ADMINISTRATIVE EXPENSES	1,060,709	530,114	1,907,237	1,157,055
DEPRECIATION	238,948	240,769	473,396	481,041
(RECOVERY)/PROVISION FOR DOUBTFUL ACCOUNTS	(265,905)	—	(81,975)	38,352

PROFIT FROM OPERATIONS	2,403,345	1,128,754	2,488,421	899,482
FINANCE COSTS	882,562	90,274	1,645,381	181,982
OTHER EXPENSES/(INCOME)	6,722	(156,232)	42,889	(89,106)

PROFIT BEFORE INCOME TAXES	1,514,061	1,194,712	800,151	806,606
INCOME TAXES
CURRENT	286,498	97,379	369,883	130,198
DEFERRED	35,398	17,043	70,283	34,086

NET PROFIT ATTRIBUTABLE TO SHAREHOLDERS	$1,192,165	$1,080,290	$359,985	$642,322

NET INCOME PER SHARE
BASIC AND DILUTED	$0.010	$0.010	$0.003	$0.010

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING	117,349,333	99,320,179	117,102,705	97,766,208

The accompanying notes are in integral part of the consolidated financial statements.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE

WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$359,985	$642,322
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of fixed assets	2,350	—
Common stock issued/to be issued for services	3,625,948	619,425
Depreciation and amortization	473,396	481,041
(Increase)/decrease in assets:
Inventory	(1,625,810)	(113,733)
Trade receivables, net of provisions	(2,923,028)	(1,531,749)
Prepayment	(283,686)	—
Advance to employees	—	(191,760)
Deferred taxes	57,174	34,087
Increase/(decrease) in liabilities:
Accounts payables and accrued expenses	(474,432)	(625,600)
Advance from employees	75,854	—
Taxes payable	239,420	130,198

Net cash from by operating activities	(472,829)	(555,769)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment and construction in progress	(82,951)	—

Net cash from by investing activities	(82,951)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of promissory notes	2,826,568	—
Received/(payment) from/to directors	210,278	(10,217)
(Payment to)/receive from related parties	(222,958)	367,726
Deferred financial costs	(773,300)	—
Repayment of bank loans	(423,388)

Net cash from by financing activities	1,617,200	357,509

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,061,420	(198,260)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	347,816	—
Cash and cash equivalents, beginning of period	5,140,159	4,551,505

Cash and cash equivalents, end of period	$6,549,395	$4,353,245

SUPPLEMENTARY CASH FLOWS DISCLOSURES
Interest paid	$20,569	$158,982

Taxes paid	$121,538	$—

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued for services	$195,000	$—

Note payable in connection with acquisition of Jiahua Marine	$—	$100,000

The accompanying notes are in integral part of the financial statements.

HQ SUSTAINABLE MARTIME INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2006

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of HQ Sustainable Maritime Industries, Inc., or HQSM, have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The condensed consolidated balance sheet information as of December 31, 2005 was derived from the audited consolidated financial statements included in the Company’s Annual Report Form 10-KSB. These interim financial statements should be read in conjunction with that report.

NOTE 2 - NATURE OF COMPANY

HQ Sustainable Maritime Industries, Inc. (“HQSM”) was initially incorporated as Sharon Capital Corporation, or Sharon, on September 21, 1989 under the laws of the State of Nevada. Sharon was a “blind pool/blank check” corporation organized for the purpose of purchasing, merging with or acquiring a business or assets from another company. In July 1990, Sharon was changed to PEI, Inc., which was subsequently changed to Process Equipment, Inc. in November 1990. On March 17, 2004, Process Equipment, Inc., Process Equipment Acquisition Corporation, a Nevada corporation and wholly-owned subsidiary of Process Equipment, Inc., or PEAC, and Jade Profit Investment Limited, or Jade, a British Virgin Islands limited liability corporation, entered into an agreement and plan of merger. Pursuant to that agreement, Process Equipment, Inc., through PEAC, acquired Jade, and 84.42% ownership in Jade’s subsidiary Hainan Quebec Ocean Fishing Co. Ltd, a People’s Republic of China, limited liability corporation, which we refer to as HQOF. As a result of that transaction, HQOF became our main operating subsidiary. In April of 2004, pursuant to the above agreement and plan of merger, the board of directors of Process Equipment, Inc. and a majority of the stockholders approved a name change and change of domicile of that company to Delaware via a merger with the newly formed wholly-owned Delaware subsidiary, HQSM. The name change, change of domicile and merger became effective on May 19, 2004, with HQSM being the surviving entity in the merger and acquiring all the assets and liabilities of Process Equipment, Inc. On August 17, 2004, we have entered into a Purchase Agreement with Sino-Sult Canada (S.S.C.) Limited, a Canadian limited liability corporation (“SSC”), whereby we acquired Sealink Wealth Limited (“Sealink”), SSC’s wholly owned subsidiary incorporated in the British Virgin Islands. That purchase agreement has been filed as an exhibit to our current report on Form 8K filed with the Commission on August 18, 2004. Sealink is the sole owner of Hainan Jiahua Marine Bio-Products Co. Ltd., a limited liability company existing in China (“Jiahua Marine”) which is primarily engaged in the production and sales of marine bio-products and healthcare products in the PRC, as described in more detail in the above current report. Also as previously disclosed, in the same current report, SSC is owned by three of our current directors and executive officers who are also, together, indirect beneficial owners of the majority of our capital stock.

Further, as previously disclosed in the above current report, effective August 17, 2004, HQSM caused Jade Profit Investment Limited, its wholly-owned subsidiary, to acquire the minority equity interest equal to 15.58% that Jade did not already own in HQOF, HQSM’s principal operating subsidiary. This purchase was effected by Jade pursuant to the Purchase Agreement, dated as of August 17, 2004, between Jade and Hainan Fuyuan Investment Company Limited, the holder of the minority equity interest of HQOF being acquired by Jade. Jade has previously obtained all requisite governmental approvals in the PRC in order to consummate this transaction.

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

NOTE 3 – USE OF ESTIMATES

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

NOTE 4 – EARNINGS PER SHARE

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earning per share are computed similar to basic earning per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were diluted.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses and debt, approximates their fair value at June 30, 2006 and December 31, 2005 due to the relatively short-term nature of these instruments.

NOTE 6 - FOREIGN CURRENCY CONVERSION

The Company’s financial information is presented in US dollars. The Group uses the average exchange rate for the period and the exchange rate at the balance sheet date to translate its operating results and financial position respectively. Any translation gains and losses are recorded in accumulated other comprehensive income as a component of shareholders’ equity.

NOTE 7 - INCOME TAXES

Taxes are calculated in accordance with taxation rates currently effective in the PRC. The Company accounts for income taxes under the provision of Statements of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The Company accounts for income taxes using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

The Company’s subsidiaries registered in the PRC are subject to state and local income taxes within the PRC at the applicable tax rates on the taxable income as reported in their PRC statutory financial statements in accordance with the relevant income tax laws applicable to foreign enterprises. HQOF and Jiahua Marine were subject to a tax rate of 15% and 7.5%, respectively during this quarter. HQOF and Jiahua Marine were entitled to a two-year tax exempted and three-year half tax rate holiday from 2001 and 2002 commencing with the first profit-making year, respectively.

The reconciliation of the effective income tax rate of the Company to the statutory income tax rate in the PRC for this quarter is as follows:

	HQOF	Jiahua Marine
Statutory tax rate	15.0%	15.0%
Tax holidays and concessions	—	(7.5%)

Effective tax rate	15.0%	7.5%

Income taxes are calculated on a separate entity basis. Currently there is no tax benefit or burden recorded for the United States.

NOTE 8 – PROMISSORY NOTE AND WARRANTS

Effective January 25, 2006, the Company closed on a financing transaction with a group of private investors for an amount of $5,225,000. After deducting commissions and other costs of the offering of $522,500, the Company received net proceeds of $4,702,500.00. The financing consisted of two components: (a) promissory notes of the Company, in the principal amount of $5,225,000, due January 25, 2008, such Notes convertible into shares of the Company’s common stock, $0.001 par value (the “Common Stock”) at a per share conversion price at the rate of $0.30 per share of Common Stock; and (b) Class A and Class B Warrants registered in the name of each Investor.

The Notes are due January 25, 2008. The Notes are convertible into shares of the Company’s Common Stock at a per share conversion price at the rate of $0.30 per share of Common Stock. The Notes shall accrue interest on the principal amount at a rate per annum of eight percent (8%) from January 25, 2006 and shall be payable, in arrears, subject to the terms and conditions of the Notes, together with principal amount payments, on January 25, 2008.

One Class A Warrant and one Class B Warrant will be issued for each two shares of Common Stock which would be issued on the Closing Date assuming the complete conversion of the Note issued on the Closing Date at the rate of $0.30 per share of Common Stock. The exercise price to acquire a share of Common Stock upon exercise of a Class A Warrant shall be $0.35. The exercise price to acquire a share of Common Stock upon exercise of a Class B Warrant shall be $0.40. The Class A Warrants shall be exercisable until January 25, 2009 (three (3) years after the closing of the financing). The Class B Warrants shall be exercisable until January 25, 2011 (five (5) years after the closing of the financing). The Company also issued to certain Finders’ Warrants to purchase 1,741,667 shares of Common Stock similar to and carrying the same rights as the Class B Warrants issuable to the Investors.

The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

NOTE 9 – SEGMENTS

No geographical segment analysis is provided for the three months and six months ended June 30, 2006 and 2005, respectively, as less than 10% of consolidated revenues and less than 10% of consolidated income from operations is attributable to the segment other than the Mainland China.

Business segment for the three months ended June 30, 2006

	Aquaculture Product	Health and Bio-product	Unallocated Items	Consolidation
Sales to external customers	5,630,062	3,944,019	—	9,574,081

General and administrative expenses	210,719	195,185	654,805	1,060,709
Depreciation	156,670	78,542	3,736	238,948
Selling expenses	53,579	86,081	—	139,660
Advertising	—	1,067,690	—	1,067,690
Finance costs	(2,427)	17,505	867,484	882,562
Recovery for doubtful accounts	(10,105)	(255,800)	—	(265,905)
Profit (Loss) before taxation	828,961	2,211,125	(1,526,025)	1,514,061
Income taxes	163,571	148,325	10,000	321,896
Profit (Loss) for the period	665,390	2,062,800	(1,536,025)	1,192,165

Segment assets	16,645,537	11,706,989	2,759,791	31,112,317

Segment liabilities	2,820,591	2,019,810	3,967,122	8,807,523

Business segment for the three months ended June 30, 2005

	Aquaculture Product	Health and Bio-product	Unallocated Items	Consolidation
Sales to external customers	4,064,815	2,450,940	—	6,515,755

General and administrative expenses	98,984	16,705	414,425	530,114
Depreciation	163,824	75,310	1,635	240,769
Selling expenses	48,582	17,196	—	65,778
Advertising	—	830,183	—	830,183
Finance costs	58,706	30,810	758	90,274
Profit (Loss) before taxation	319,327	1,296,891	(421,506)	1,194,712
Income taxes	17,043	97,379	—	114,422
Profit (Loss) for the period	302,284	1,199,512	(421,506)	1,080,290

Segment assets	13,304,542	8,318,610	507,804	22,130,956

Segment liabilities	5,562,967	2,303,695	1,391,124	9,257,786

Business segment for the six months ended June 30, 2006

	Aquaculture Product	Health and Bio-product	Unallocated Items	Consolidation
Sales to external customers	10,303,560	6,155,861	—	16,459,421

General and administrative expenses	366,285	217,806	1,323,146	1,907,237
Depreciation	310,593	156,470	6,333	473,396
Selling expenses	103,086	105,742	—	208,828
Advertising	—	2,180,425	—	2,180,425
Finance costs	816	47,983	1,596,582	1,645,381
Provision/(recovery) for doubtful accounts	161,853	(243,828)	—	(81,975)
Profit (Loss) before taxation	908,732	2,817,458	(2,926,039)	800,151
Income taxes	235,309	194,857	10,000	440,166
Profit (Loss) for the period	673,423	2,622,601	(2,936,039)	359,985

Segment assets	16,645,537	11,706,989	2,759,791	31,112,317

Segment liabilities	2,820,591	2,019,810	3,967,122	8,807,523

Business segment for the six months ended June 30, 2005

	Aquaculture Product	Health and Bio-product	Unallocated Items	Consolidation
Sales to external customers	5,157,310	4,375,331	—	9,532,641

General and administrative expenses	246,666	52,783	857,606	1,157,055
Depreciation	327,648	150,621	2,772	481,041
Selling expenses	69,117	37,269	—	106,386
Advertising	—	1,831,002	—	1,831,002
Finance costs	116,484	62,030	3,468	181,982
(Loss)/profit before taxation	(59,599)	1,734,477	(868,272)	806,606
Income taxes	34,086	130,198	—	164,284
(Loss)/profit for the period	(93,685)	1,604,279	(868,272)	642,322

Segment assets	13,304,542	8,318,610	507,804	22,130,956

Segment liabilities	5,562,967	2,303,695	1,391,124	9,257,786

NOTE 10 – RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for fiscal years beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Company has adopted SFAS 154 and believes that the impact on its consolidated financial statements is immaterial for the quarter ended June 30, 2006.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statement No. 133 and 140” (“SFAS 155”). SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2007. The Company is currently evaluating the impact of SFAS 155 on its consolidated financial statements.

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 amends FASB Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practical. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2007. The Company is currently evaluating the impact of SFAS 156 on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-based Payment”. This statement requires employers to expense costs related to share-based payment transactions with employees. With limited exceptions, SFAS No. 123 (Revised) requires that the fair value of share-based payments to employees be expensed over the period service is received. SFAS No. 123 (Revised) becomes effective for annual reporting periods that begin after December 15, 2005. Effective January 1, 2006, the Company adopted this standard using the modified prospective method of transition. SFAS No. 123 (Revised) allows the use of both closed form models (e.g. Black-Scholes Model) and open form models (e.g. lattice models) to measure the fair value of the share-based payment as long as the model is capable of incorporating all of the substantive characteristics unique to share-based awards. In accordance with the transition provisions of SFAS No. 123 (Revised), the expense attributable to an award will be measured in accordance with the Company’s measurement model of that award’s date of grant. The total expenses of stock based employee compensation recorded in future periods will depend on several variables, including the number of share-based awards that vest and the fair value of those vested awards.

NOTE 11 – LEGAL PROCEEDINGS

The Company has been named as a co-defendant in a lawsuit that has been brought by a debtor and its trustees against certain affiliates of the Company. The amount claimed is $1.5 million. The Company is vigorously defending this claim as it believes it is without merit. Consequently, no provision has been made in the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL OVERVIEW

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our group. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes (“Notes”).

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

You should read the following discussion of our financial condition and operations in conjunction with the consolidated financial statements and the related notes included elsewhere in this quarterly report. This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “our company believes,” “management believes” and similar language. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including our ability to (1) obtain sufficient capital or a strategic business arrangement to fund our expansion plans; (2) build the management and human resources infrastructure necessary to support the growth of our business; (3) competitive factors and developments beyond our control; and (4) those other risk factors, uncertainties and assumptions that are set forth in the discussion under the headings captioned “Business,” “Risk Factors,” and “Management’s Discussion and Analysis”. Our actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update or revise them, whether as a result of new information, future events or otherwise. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance.

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

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.

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

Income Taxes

Taxes are calculated in accordance with taxation principles currently effective in the PRC. The Company accounts for income taxes under the provision of Statements of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The Company accounts for income taxes using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable. The Company performs ongoing credit evaluations with respect to the financial condition of its creditors, but does not require collateral. In order to determine the value of the Company’s accounts receivable, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable.

Results of Operations – Three Months Ended June 30, 2006 as Compared to Three Months Ended June 30, 2005

One of our subsidiaries, Jiahua Marine is engaged in the manufacturing and selling of health and bio-products. During the three months ended June 30, 2006 and 2005, Jiahua Marine realized sales of $3,944,019 and $2,450,940 respectively, an increase of 61%. The gross profit ratio for this segment stood at 86% and 82% for the three months ended June 30, 2006 and 2005, and the major expense was advertising, corresponding to 27% and 34% of revenues for the three months ended June 30, 2006 and 2005 respectively. The net income contributed by this segment was $2,062,800 and $1,199,512 for the three months ended June 30, 2006 and 2005 respectively, mostly attributable to an increase in volume and improved gross profit margins.

The other principal activity in our Group is the manufacturing and selling of aquatic products. The revenue contributed by this segment was $5,630,062 in the second quarter of 2006 compared to $4,064,815 for the corresponding quarter of 2005, an improvement of 39%. The related gross profit ratio of this segment was 22% in 2006 compared to 18% for the three months ended June 30, 2005. This segment contributed $665,390 to net income in the second quarter of 2006 compared to a net income of $302,284 for the corresponding period of 2005. The increased activity of this segment in 2006, together with increased margins resulted in the improved profitability in the second quarter of 2006 compared to the same period of 2005.

For the three months ended June 30, 2006, revenue increased by $3,058,326 or 47% to $9,574,081. This improvement in sales resulted from a better performance from both segments in 2006. The sales from the health and bio-product segment increased by $1.5 million in the second quarter of 2006 compared to that of 2005, adding to an increase of $1.6 millions from the aquatic segment for the same period.

Cost of sales increased by $1,209,477 or 32.5% to $4,929,634 from $3,720,157 for the three months ended June 30, 2006, as compared to the corresponding period of the prior year. Approximately 87% of the increase was due to the increased activities in the aquatic product segment . The overall gross profit ratio increased from 43% in the second quarter of 2005 to 49% for the current quarter of 2006, due to improved profitability of both of our segments, as described above.

Selling and distribution expenses increased by $73,882 or 112% to $139,660 for the three months ended June 30, 2006, as compared to the corresponding period of the prior year. The increase was the result of higher volumes realized in the current quarter.

Advertising expenses increased by $237,507 or 29% from $830,183 to $1,067,690 as compared to the corresponding period of prior year. The primary factor responsible for the increase in the current quarter is that Jiahua Marine made more advertisements to attract customers in order to increase sales; the sales of this particular segment increased by 61% in the current quarter compared to the same period of 2005.

General and administrative expenses increased by $530,595 to $1,060,709 as compared to the corresponding period of the previous year. Half of the increase is the result of additional traveling, marketing, investors’ relation and other head office expenses while the rest of the increase originates from the plants where additional activity was created in 2006 compared to 2005.

Depreciation decreased by $1,821 or 1% to $238,948 as compared to the corresponding period of prior year.

Doubtful accounts contributed an amount of $ 265,905 of recovery in the second quarter of 2006, while there was no provision required in the corresponding quarter of 2005 . The recovery in the current quarter came from the settlement of debtors in the health and bio-product segment.

Profit from operations more than doubled in the current quarter to $2,403,345 from $1,128,754 in the corresponding quarter of 2005. That significant improvement resulted from increased sales and gross profit margins from both segments as described above.

Finance costs increased to $882,562 from $90,274 for the three months ended June 30, 2006 as compared to the corresponding quarter of the previous year, an increase of $792,288. That significant increase was due mostly to the warrants amortization costs (non-cash) related to the promissory notes issued in the first quarter of 2006 which must be recognized as such in accordance with FAS 123R,( which amortization will be repeated quarterly, on a prorata basis, until the first quarter of 2008 ) and to the interest incurred from those notes issued during the same quarter. No such warrants costs and interests on notes were incurred in 2005.

Other expenses/(income). For the three months ended June 30, 2006, $6,722 was reported as other expenses while there was other income of $156,232 for the three months ended June 30, 2005.

Profit before income taxes increased to $1,514,061 in the second quarter of 2006 from $1,194,712 in the corresponding quarter of prior year, an improvement of 27%. That improved result is mainly due to increased profit from operations of $1,274,591 in the current quarter, which was offset by additional financing costs (mostly non-cash) as described above.

Current income taxes increased by $189,119 to $286,498 from $97,379 in the current period. In the second quarter of 2006, the aquatic product segment was profitable and taxable at a rate of 15% while it suffered a loss in the corresponding quarter of 2005.

Deferred income tax increased by $18,355 from $17,043 to $35,398 for the three months ended June 30, 2006. The increase was due to the income tax rate of the aquatic product segment that went from 7.5% to 15.0% after expiration of the tax holiday and concession periods.

The net income attributable to shareholders increased from $1,080,290 to $1,192,165 for the three months ended June 30, 2006. That improvement is the result of higher sales and gross profit margins realized in both segments in the current quarter, generating a major increase in profit from operations of $1,275,000, which was offset mostly with higher financing costs.

Results of Operations – Six Months Ended June 30, 2006 as Compared to Six Months Ended June 30, 2005

One of our subsidiaries, Jiahua Marine is engaged in the manufacturing and selling of health and bio-products. During the six months ended June 30, 2006 and 2005, Jiahua Marine realized sales of $6,155,861 and $4,375,331 respectively, an increase of 41%. The gross profit ratio for this segment stood at 86% and 82% for the six months ended June 30, 2006 and 2005, respectively, and the major expense was advertising, corresponding to 35% and 41% of revenues for the six months ended June 30, 2006 and 2005 respectively. The net income contributed by this segment was $2,622,601 and $1,604,279 for the six months ended June 30, 2006 and 2005 respectively, mostly attributable to an increase in volume and improved gross profit margins.

The other principal activity in our Group is the manufacturing and selling of aquatic products. The revenue contributed by this segment doubled to $10,303,560 for the six months ended June 30, 2006 compared to $5,157,310 for the corresponding period of 2005. The related gross profit ratio of this segment was 18% in 2006 compared to 16% for the six months ended June 30, 2005. This segment contributed $673,423 to net income in the first six months of 2006 compared to a net loss of $93,685 for the corresponding period of 2005. The increased activity of this segment in 2006, together with increased margins resulted in the improved profitability in the first six months of 2006 compared to the same period of 2005.

For the six months ended June 30, 2006 revenue increased by $6,926,780 or 73% to $16,459,421. This improvement in sales resulted from a better performance of both segments in 2006. The sales from the health and bio product segment increased by $1.8 million in the first six months of 2006 compared to 2005, while the sales from the aquatic segment improved by $5.1 millions in the same comparative period.

Cost of sales increased by $4,263,766 or 85% to $9,283,089 from $5,019,323 for the six months ended June 30, 2006, as compared to the corresponding period of the prior year. Approximately 95% of the increase was due to the increased activities in the aquatic product segment. The gross profit ratio reduced from 47.4% for the six months ended June 30, 2005 to 43.6% for the same period of 2006. The overall gross profit ratio reduction in the current period is due to the mix of much higher volume from the aquatic product segment (with lesser percentage of gross profit than the other segment) compared to less additional volume from the health and bio product segment.

Selling and distribution expenses increased by $102,442 or 96% to $208,828 for the six months ended June 30, 2006, as compared to the corresponding period of the previous year. The increase was the result of higher volumes realized in the current period, leading to higher transportation costs in the first six months of 2006, compared to that of the corresponding period of 2005.

Advertising expenses increased by $349,423 or 19% from $1,831,002, to $2,180,425 as compared to the corresponding period of prior year. The primary factor responsible for the increase in the first six months of 2006 was that Jiahua Marine posted more advertisements to attract more customers for higher sales; the sales of this particular segment increased by 41% in the first six months of 2006 compared to the same period of 2005.

General and administrative expenses increased by $750,182 or 65% to $1,907,237 as compared to the corresponding period of the previous year. About two third of the increase results from additional traveling, marketing, investors’ relation and head office expenses while the rest of the increase originates from the plants where additional activity was created in 2006 compared to 2005.

Depreciation decreased by $7,645 or 2% to $473,396 as compared to the corresponding period of prior year.

Doubtful accounts contributed an amount of $81,975 of recovery for the six months ended June 30, 2006 compared to a provision of $ 38,352 for the corresponding period of 2005. The recovery was mainly from the settlement from debtors in the health and bio-product segment during the current quarter.

Profit from operations increased to $2,488,421 year-to-date from $899,482 for the corresponding period of previous year, a 177% improvement. That significant performance was the result of increased sales and gross profit margins from both segments during the first half 2006.

Finance costs increased to $1,645,381 from $181,982 for the six months ended June 30, 2006 as compared to the corresponding period of the previous year, an increase of $1,463,399. That significant increase was due mostly to the warrants amortization costs (non-cash) related to the promissory notes issued during the first quarter of 2006 which must be recognized as such in accordance with FAS 123R, ,( which amortization will be repeated quarterly, on a prorata basis, until the first quarter of 2008 ) and to the interests incurred from those notes issued during the same quarter. No such warrants costs and interests on notes were incurred in 2005.

Other expenses/(income). For the six months ended June 30, 2006,$42,889 was reported as other expenses while there was other income of $89,106 for the corresponding period of 2005.

Profit before income taxes decreased to $800,151 in the first six months of 2006 from $806,606 in the corresponding period of the prior year. The significant increase in profit from operations of $1,588,939 for the first half of 2006 as described above was offset by additional financing costs (mostly non-cash) of $1,463,399.

Current income taxes increased by $239,685 to $369,883 from $130,198 in the first six months of 2006. During the period, the aquatic product segment was profitable and taxable at a rate of 15% while it suffered a loss in the corresponding period of 2005.

Deferred income tax increased by $36,197 from $34,086 to $70,283 for the six months ended June 30, 2006. The increase was due to the income tax rate of the aquatic product segment that went from 7.5% to 15.0% after expiration of the tax holiday and concession periods.

The net income attributable to shareholders decreased from $642,322 to $359,985 for the six months ended June 30, 2006. Although the Company improved its sales and gross profit margins in the first half of 2006 in both segments, thus generating a much improved profit from operations, that profit was offset by much higher financing costs (mostly non-cash), as described above.

LIQUIDITY AND CAPITAL RESOURCES

The Group has in recent years financed its operations primarily with operating revenues. The Group anticipates that revenues from its operations will be sufficient to satisfy the Group’s cash requirements for operations during the foreseeable future, except to the extent that increasing orders and sales may require temporary borrowings to finance such expansion and related costs of employee compensation and inventory build-up. No assurance can be given, however, that additional debt or equity financing will not be required or will be available if required.

The current ratio increased at 2.8 times ($21,252,285/$7,675,955) at June 30, 2006, from and 2.3 times ($14,989,554/6,555,210) at December 31, 2005.

ITEM 3.	CONTROL AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting.

During the Quarter ended June 30, 2006, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

A complaint was filed in the Superior Court (Commercial Division) in Quebec, Canada requesting that the transfer of the assets of Upsilon International Commerce Marine (Suci Marine) Inc. to Hainan Fuyan Industrial Investments Company Ltd. and then to Jade Profit Investment Ltd. be voided (In the Matter of the Bankruptcy of: Upsilon International Commerce Marine (Suci Marine) Inc. (Debtor) and Andrew Dalgleish & Associates Inc. (Trustee), and Bank of China (Canada) (Creditor) v. Hainan Fuyan Industrial Investments Company Ltd., Jade Profit Investment Ltd. , Norbert Sporns, Lillian Wang, Hua Wang, HQ Sustainable Maritime Industries, Inc. and the United States Securities and Exchange Commission (impleded); Province of Quebec, Superior Court, District of Quebec, No. 500-11-021796-038). The Company believes that the case is without merit and shall be seeking damages in a countersuit.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, we have sold securities pursuant to the following transactions, all of which were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). We plan to use the proceeds of all such issuances for working capital and general corporate purposes.

On April 7, 2006, we issued 50,000 of our common stock to Joseph I. Emas in consideration of legal service provided to us by him, amounting to $17,000. These securities were issued in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act.

On May 23, 2006, we issued 250,000 shares of our common stock to Stanley Wunderlick in consideration of financial service provided to us by him, amounting to $77,500. These securities were issued in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act.

On June 23, 2006, we issued 1,140,481 shares of our common stock as monthly repayment of capital and interest to the promissory notes holders for an equivalent consideration of $269,143.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, Washington, on August 11, 2006

Dated: August 11, 2006

HQ SUSTAINABLE MARITIME INDUSTRIES, INC.

By:	/s/ Norbert Sporns
Name: Norbert Sporns
Title: Chief Executive Officer and President

/s/ Jean-Pierre Dallaire
Jean-Pierre Dallaire,
Principal Financial and Accounting Officer

Exhibit Index

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.