Form 10QSB/A
period 2006-03-31
HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
filed 2006-11-03
CIK 857073

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

As of March 31, 2006, there were 117,095,225 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

EXPLANATORY NOTE

The financial statements for the three months period ended March 31, 2006 have been restated to reflect the methodology correction for the embedded conversion option of the convertible promissory notes that the Company issued in January 2006. The effective conversion price has been used to measure the intrinsic value of the embedded conversion option under EITF 00-27, the issue 98-5 model.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE

WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2006 (Unaudited) (Restated)	December 31, 2005 (Audited)
CURRENT ASSETS
Cash and cash equivalents	$9,040,421	$5,140,159
Trade receivables, net of provision	7,539,335	8,423,127
Inventory	1,000,613	557,464
Prepayments	377,630	131,864
Due from related parties, net of provision	655,885	526,195
Advance to employees	43,475	127,231
Tax recoverable	46,661	83,514

TOTAL CURRENT ASSETS	18,704,020	14,989,554

OTHER ASSETS
Deferred taxes	891,738	926,623
Deferred cost	1,399,562	500,000

TOTAL OTHER ASSETS	2,291,300	1,426,623

PROPERTY, PLANT AND EQUIPMENT, NET	7,795,505	8,000,503

TOTAL ASSETS	$28,790,825	$24,416,680

The accompanying notes are in integral part of the consolidated financial statements.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE

WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2006 (Unaudited) (Restated)	December 31, 2005 (Audited)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,832,554	$2,617,446
Bank loans	1,208,385	1,726,264
Tax payable	46,532	73,245
Due to related parties	746,542	787,716
Due to directors	1,544,997	1,350,539

TOTAL CURRENT LIABILITIES	5,379,010	6,555,210

LONG TERM LIABILITIES
Convertible promissory notes	816,813	—

TOTAL LIABILITIES	6,195,823	6,555,210

SHAREHOLDERS’ EQUITY
Preferred stock	100	100
Common stock	117,095	116,105
Additional paid-in capital	21,560,970	15,574,752
Accumulated Other Comprehensive Income	443,342	499,251
Retained Earnings (Deficit)	(1,643,979)	(314,583)
Appropriation of Retained Earnings (Reserves)	2,117,474	1,985,845

TOTAL SHAREHOLDERS’ EQUITY	22,595,002	17,861,470

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$28,790,825	$24,416,680

The accompanying notes are in integral part of the consolidated financial statements.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE

WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended
	March 31, 2006 (Restated)	March 31, 2005
SALES	$6,885,340	$3,016,886
COST OF SALES	4,353,455	1,299,166

GROSS PROFIT	2,531,885	1,717,720
SELLING AND DISTRIBUTION EXPENSES	69,168	40,608
ADVERTISING	1,112,735	1,000,819
GENERAL AND ADMINISTRATIVE EXPENSES	1,003,470	626,941
DEPRECIATION	234,448	240,272
PROVISION FOR DOUBTFUL ACCOUNTS	183,930	38,352

(LOSS) FROM OPERATIONS	(71,866)	(229,272)
FINANCE COSTS	1,017,000	91,708
OTHER EXPENSES	36,167	67,126

(LOSS) BEFORE INCOME TAXES	(1,125,033)	(388,106)
INCOME TAXES
CURRENT	83,385	32,819
DEFERRED	34,885	17,043

NET LOSS ATTRIBUTABLE TO SHAREHOLDERS	$(1,243,303)	(437,968)

NET PROFIT PER SHARE	$(0.01)	(0.00)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING	116,803,336	96,194,971

The accompanying notes are in integral part of the consolidated financial statements.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE

WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

	2006 (Restated)	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$(1,243,303)	$(437,968)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	234,448	240,272
Financing expense	857,597
(Increase)/decrease in assets:
Inventory	(443,149)	(8,115)
Trade receivables, net of provisions	883,792	(291,705)
Prepayment	(245,766)	—
Advance to employee	83,757	(1,414)
Deferred taxes	34,885	17,044
Increase/(decrease) in liabilities:
Accounts payables and accrued expenses	(784,892)	(811,905)
Deposit received from customers	—	—
Taxes payable	10,139	32,873

Net cash from(by)operating activities	(612,492)	(1,260,918)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment and construction in progress	(31,692)	—

Net cash from(by)investing activities	(31,692)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock	272,800	408,411
Convertible promissory notes	5,225,000	—
Received from directors	194,458	2,287
(Payment)/Receive from related parties	(170,864)	251,533
Deferred Finders and legal fees	(450,938)	—
Repayment of bank loans	(517,879)	—

Net cash from(by)financing activities	4,552,577	662,231

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,908,393	(598,687)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(8,130)	—
Cash and cash equivalents, beginning of period	5,140,158	4,551,505

Cash and cash equivalents, end of period	$9,040,421	$3,952,818

SUPPLEMENTARY CASH FLOWS DISCLOSURES
Interest paid	$33,351	$62,848

Taxes paid	$73,245	$—

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued for services	$100,500	$—

Note payable in connection with acquisition of Jiahua Marine	$—	$100,000

The accompanying notes are in integral part of the financial statements.

HQ SUSTAINABLE MARTIME INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

MARCH 31, 2006 (Restated)

NOTE 1 - RESTATEMENT

The financial statements for the three months period ended March 31, 2006 have been restated to reflect the methodology correction for the embedded conversion option of the convertible promissory notes that the Company issued in January 2006. The effective conversion price has been used to measure the intrinsic value of the embedded conversion option under EITF 00-27, the issue 98-5 model. The effect on net income, assets, liabilities and paid in capital is summarized as follows:

	Net Income (loss) for the quarter ended March 31, 2006	Earnings (loss) per share, for the quarter ended March 31, 2006	Long-term liabilities as of March 31, 2006	Additional Paid In Capital as of March 31, 2006
As previously stated	(832,180)	(0.007)	2,995,200	18,971,460
Embedded conversion option (On notes)			(2,589,510)	2,589,510
Amortization of embedded conversion option	(411,123)	(0.004)	411,123

Restated	(1,243,303)	(0.011)	816,813	21,560,970

NOTE 2 - BASIS OF PRESENTATION

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

NOTE 3 - NATURE OF COMPANY

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

NOTE 4 - USE OF ESTIMATES

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

NOTE 5 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are not calculated as HQSM are suffering loss during the three months ended March 31, 2006 and 2005.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses and debt, approximates their fair value at March 31, 2006 and December 31, 2005 due to the relatively short-term nature of these instruments.

NOTE 7 - FOREIGN CURRENCY CONVERSION

The Company’s financial information is presented in US dollars. The Group uses the average exchange rate for the period and the exchange rate at the balance sheet date to translate its operating results and financial position respectively. Any translation gains and losses are recorded in accumulated other comprehensive income as a component of shareholders’ equity.

NOTE 8 - INCOME TAXES

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

The reconciliation of the effective income tax rate of the Company to the statutory income tax rate in the PRC for this quarter is as follows:

	HQOF	Jiahua Marine
Statutory tax rate	15.0%	15.0%
Tax holidays and concessions		(7.5)%

Effective tax rate	15.0%	7.5%

Income taxes are calculated on a separate entity basis. Currently there is no tax benefit or burden recorded for the United States.

NOTE 9 – BANK LOAN

As at March 31, 2006, the Company was in the process of renegotiating the bank loan with its bankers. In April 2006, the bank loan was renewed until April 2007 at interest bearing rate of approximately 7.6%.

NOTE 10 - CONVERTIBLE PROMISSORY NOTES AND WARRANTS

Effective January 25, 2006, the Company closed on a financing transaction with a group of private investors for an amount of $5,225,000. After deducting commissions and other costs of the offering of $522,500, the Company received net proceeds of $4,702,500.00. The financing consisted of two components: (a) Convertible promissory notes of the Company, in the principal amount of $5,225,000, due January 25, 2008, such Notes convertible into shares of the Company’s common stock, $0.001 par value (the “Common Stock”) at a per share conversion price at the rate of $0.30 per share of Common Stock; and (b) Class A and Class B Warrants registered in the name of each Investor.

The Notes are due January 25, 2008. The Notes are convertible into shares of the Company’s Common Stock at a per share conversion price at the rate of $0.30 per share of Common Stock. The Company follows EITF 00-27, the issue 98-5 model in recording the convertible notes and warrants in its financial statements. The Notes shall accrue interest on the principal amount at a rate per annum of eight percent (8%) from January 25, 2006 and shall be payable monthly, in arrears, subject to the terms and conditions of the Notes, together with principal amount payments, starting on April 25, 2006 through January 25, 2008.

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

NOTE 11 - SEGMENTS

No geographical segment analysis is provided for the three months ended March 31, 2006 and 2005, as less than 10% of consolidated revenues and less than 10% of consolidated income from operations is attributable to the segment other than the Mainland China.

Business segment for the three months ended March 31, 2006

	Aquaculture Product	Health and Bio-product	Unallocated Items	Consolidation
Sales to external customers	4,673,498	2,211,842	—	6,885,340

General and administrative expenses	155,566	22,621	825,283	1,003,470
Depreciation	153,923	77,928	2,598	234,448
Selling expenses	49,507	19,661	—	69,168
Advertising	—	1,112,735	—	1,112,735
Finance costs	3,244	30,478	983,278	1,017,000
Provision for doubtful accounts	171,958	11,972	—	183,930
Profit / (Loss) before taxation	79,771	606,333	(1,811,137)	(1,125,033)
Income taxes	71,738	46,532	—	118,270
Profit / (Loss) for the period	8,033	559,801	(1,811,137)	(1,243,303)

Segment assets	14,991,215	9,221,777	8,986,020	33,199,012

Segment liabilities	2,699,070	1,709,294	6,195,646	10,604,010

Business segment for the three months ended March 31, 2005

	Aquaculture Product	Health and Bio-product	Unallocated Items	Consolidation
Sales to external customers	1,092,495	1,924,391	—	3,016,886

General and administrative expenses	147,682	36,078	443,181	626,941
Depreciation	163,824	75,311	1,137	240,272
Selling expenses	20,535	20,073	—	40,608
Advertising	—	1,000,819	—	1,000,819
Finance costs	57,778	31,220	2,710	91,708
Provision for doubtful accounts	—	38,352	—	38,352
(Loss) / Profit before taxation	(378,926)	437,585	(446,765)	(388,106)
Income taxes	17,043	32,819	—	49,862
(Loss) / Profit for the period	(395,969)	404,766	(446,765)	(437,968)

Segment assets	12,764,745	7,156,065	245,562	20,166,372

Segment liabilities	4,162,120	2,480,794	1,941,591	8,584,505

NOTE 12 - RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151 “Inventory Costs - an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Company has adopted SFAS 151 and believes that the impact on its consolidated financial statements is immaterial for the quarter ended March 31, 2006.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets- an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Company has adopted SFAS 153 and believes that the impact on its consolidated financial statements is immaterial for the quarter ended March 31, 2006.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for fiscal years beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Company has adopted SFAS 154 and believes that the impact on its consolidated financial statements is immaterial for the quarter ended March 31, 2006.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statement No. 133 and 140” (“SFAS 155”). SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2007. The Company is currently evaluating the impact of SFAS 155 on its consolidated financial statements.

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 amends FASB Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practical. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2007. The Company is currently evaluating the impact of SFAS 156 on its consolidated financial statements.

NOTE 13 – RELATED PARTY TRANSACTIONS

The amounts due to related parties and from related parties are non-interest bearing and are without terms of maturity. They consist mainly of net advances from shareholders of the Company (Sino-Sult Canada (S.S.C.) Limited and Red Coral Group Limited) and are shown in the current assets and liabilities as management expects these advances to be repaid during the next year. The amounts due to directors consist mainly of unpaid remuneration to some of our directors in regards to their employment contracts with the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (Restated)

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

General and administrative expenses increased by $376,529 or 60% to $1,003,470 as compared to the corresponding period of the previous year. The increase results mainly from traveling, marketing and investors relations’ expenses incurred in the first quarter of 2006 compared to 2005.

Depreciation decreased by $5,824 or 2% to $234,448 as compared to the corresponding period of prior year. The decrease was caused by several assets being fully depreciated, thus requiring less depreciation in 2006 compared to the corresponding period of the 2005.

Doubtful accounts contributed an amount of $145,678 of additional expenses in the first quarter of 2006 from the corresponding quarter of 2005. That was the result of providing conservatively for the slower paying customers in application of our Group’s accounting policy.

Financing costs increased to $1,017,000 from $91,708 for the three months ended March 31, 2006 as compared to the corresponding period of the previous year, an increase of $925,292. The increase was mainly due to a combination of additional financing costs arising from the amortization of the future conversion of warrants attributed to investors on the convertible promissory notes of $5,225,000 issued during the first quarter of 2006, added to the current quarter’s amortization of the embedded conversion option included in those notes; those two notes related financing costs (which are non-cash ) amounted to approximately $856,000 and were recognized in accordance with FAS 123R and EITF 00-27. Such non-cash costs will be repeated quarterly, on a prorata basis, until the first quarter of 2008.

Other expenses decreased from $67,126 for the three months ended March 31, 2005 to $36,167 for the three months ended March 31, 2006, a 46% or $30,959 decrease. The main reason of the decrease was improvement in cost control by management.

Loss before income taxes increased to $1,125,033 in the first quarter of 2006 from $388,106 in the corresponding quarter of prior year. The increased activity and gross profit recognized in the first quarter of 2006 compared to the first quarter of 2005 was affected mainly by increased financing costs ($925,292) and bad debts ($145,000) experienced in the current quarter.

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

The net loss attributable to shareholders increased from $437,968 to $1,243,033 for the three months ended March 31, 2006. The deterioration, although experiencing increased activity and gross profit in both our segments in the 2006 quarter compared to 2005, was affected by increased financing costs and bad debts, as described above.

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

The current ratio improved from 2.3 times ($14,989,554/$6,555,210) at December 31, 2005 to 3.47 times ($18,704,020/$5,379,010) at March 31, 2006.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, Washington, on October 5, 2006.

Dated: November 3, 2006

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