Form 10QSB/A
period 2006-06-30
HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
filed 2006-11-03
CIK 857073

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

EXPLANATORY NOTE

The financial statements for the six months and the three months periods ended June 30, 2006 have been restated to reflect the methodology correction for the embedded conversion option of the convertible promissory notes that the Company issued in January 2006. The effective conversion price has been used to measure the intrinsic value of the embedded conversion option under EITF 00-27, the issue 98-5 model.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE

WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

	June 30, 2006 (Unaudited) (Restated)	December 31, 2005 (Audited)
CURRENT ASSETS
Cash and cash equivalents	$6,549,395	$5,140,159
Trade receivables, net of provision	11,346,155	8,423,127
Inventory	2,183,274	557,464
Prepayments	415,550	131,864
Due from related parties, net of provision	706,534	526,195
Advance to employees	51,377	127,231
Tax recoverable	—	83,514

TOTAL CURRENT ASSETS	21,252,285	14,989,554

OTHER ASSETS
Deferred taxes	869,449	926,623
Deferred cost	1,273,300	500,000

TOTAL OTHER ASSETS	2,142,749	1,426,623

PROPERTY, PLANT AND EQUIPMENT, NET	7,717,283	8,000,503

TOTAL ASSETS	$31,112,317	$24,416,680

The accompanying notes are in integral part of the consolidated financial statements.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE

WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED BALANCE SHEETS (Un-audited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2006 (Unaudited) (Restated)	December 31, 2005 (Audited)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,143,014	$2,617,446
Bank loans	1,302,876	1,726,264
Tax payable	229,151	73,245
Due to related parties	745,097	787,716
Due to directors	1,562,955	1,350,539

TOTAL CURRENT LIABILITIES	5,983,093	6,555,210

LONG TERM LIABILITIES
Convertible promissory notes	1,198,978	—

TOTAL LIABILITIES	7,182,071	6,555,210

SHAREHOLDERS’ EQUITY
Preferred stock	100	100
Common stock	118,536	116,105
Additional paid-in capital	21,787,779	15,574,752
Accumulated other comprehensive income	875,768	499,251
Retained Earnings (Deficit)	(1,419,538)	(314,583)
Appropriation of retained earnings (Reserves)	2,567,601	1,985,845

TOTAL SHAREHOLDERS’ EQUITY	23,930,246	17,861,470

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$31,112,317	$24,416,680

The accompanying notes are in integral part of the consolidated financial statements.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE

WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2006 (Restated)	June 30, 2005	June 30, 2006 (Restated)	June 30, 2005
SALES	$9,574,081	$6,515,755	$16,459,421	$9,532,641
COST OF SALES	4,929,634	3,720,157	9,283,089	5,019,323

GROSS PROFIT	4,644,447	2,795,598	7,176,332	4,513,318
SELLING AND DISTRIBUTION EXPENSES	139,660	65,778	208,828	106,386
ADVERTISING	1,067,690	830,183	2,180,425	1,831,002
GENERAL AND ADMINISTRATIVE EXPENSES	1,060,709	530,114	1,907,237	1,157,055
DEPRECIATION	238,948	240,769	473,396	481,041
(RECOVERY)/PROVISION FOR DOUBTFUL ACCOUNTS	(265,905)	—	(81,975)	38,352

PROFIT FROM OPERATIONS	2,403,345	1,128,754	2,488,421	899,482
FINANCE COSTS	1,433,359	90,274	2,607,301	181,982
OTHER EXPENSES/(INCOME)	6,722	(156,232)	42,889	(89,106)

PROFIT (LOSS) BEFORE INCOME TAXES	963,264	1,194,712	(161,769)	806,606
INCOME TAXES
CURRENT	286,498	97,379	369,883	130,198
DEFERRED	35,398	17,043	70,283	34,086

NET PROFIT (LOSS) ATTRIBUTABLE TO SHAREHOLDERS	$641,368	$1,080,290	$(601,935)	$642,322

NET INCOME (LOSS) PER SHARE
BASIC AND DILUTED	$0.005	$0.010	$(0.005)	$0.010

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING	117,349,333	99,320,179	117,102,705	97,766,208

The accompanying notes are in integral part of the consolidated financial statements.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE

WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Unaudited)

	2006 (Restated)	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(601,935)	$642,322
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of fixed assets	2,350	—
Common stock issued/to be issued for services	6,215,458	619,425
Depreciation and amortization	473,396	481,041
(Increase)/decrease in assets:
Inventory	(1,625,810)	(113,733)
Trade receivables, net of provisions	(2,923,028)	(1,531,749)
Prepayment	(283,686)	—
Advance to employees	—	(191,760)
Deferred taxes	57,174	34,087
Increase/(decrease) in liabilities:
Accounts payables and accrued expenses	(474,432)	(625,600)
Advance from employees	75,854	—
Taxes payable	239,420	130,198

Net cash from (by) operating activities	1,154,761	(555,769)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment and construction in progress	(82,951)	—

Net cash from (by) investing activities	(82,951)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of convertible promissory notes	4,512,571	—
Received/(payment) from/to directors	210,278	(10,217)
(Payment to)/receive from related parties	(222,958)	367,726
Deferred financial costs	(4,086,893)	—
Repayment of bank loans	(423,388)

Net cash from (by) financing activities	(10,390)	357,509

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,061,420	(198,260)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	347,816	—
Cash and cash equivalents, beginning of period	5,140,159	4,551,505

Cash and cash equivalents, end of period	$6,549,395	$4,353,245

SUPPLEMENTARY CASH FLOWS DISCLOSURES
Interest paid	$20,569	$158,982

Taxes paid	$121,538	$—

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued for services	$195,000	$—

Note payable in connection with acquisition of Jiahua Marine	$—	$100,000

The accompanying notes are in integral part of the financial statements.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2006 (Restated)

NOTE 1 – RESTATEMENT

The financial statements for the six months and the three months period ended June 30, 2006 have been restated to reflect the methodology correction for the embedded conversion option of the convertible promissory notes that the Company issued in January 2006. The effective conversion price has been used to measure the intrinsic value of the embedded conversion option under EITF 00-27, the issue 98-5 model. The effect on net income, assets, liabilities and paid in capital is summarized as follows:

	Net Income (loss) for the quarter ended June 30, 2006	Earnings (loss) per share, for the quarter ended June 30, 2006	Long-term liabilities as of June 30, 2006	Additional Paid In Capital as of June 30, 2006
As previously stated	1,192,165	0.010	2,826,568	19,198,269
Embedded conversion option (On notes)
Embedded conversion option (On notes) As of March 31, 2006			(2,589,510)	2,589,510
Amortization of embedded conversion option	(550,797)	(0.005)	961,920

Restated	641,368	0.005	1,198,978	21,787,779

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

NOTE 4 – USE OF ESTIMATES

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

NOTE 5 – EARNINGS PER SHARE

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

The reconciliation of the effective income tax rate of the Company to the statutory income tax rate in the PRC for this quarter is as follows:

	HQOF	Jiahua Marine
Statutory tax rate	15.0%	15.0%
Tax holidays and concessions	—	(7.5)%

Effective tax rate	15.0%	7.5%

Income taxes are calculated on a separate entity basis. Currently there is no tax benefit or burden recorded for the United States.

NOTE 9 – BANK LOAN

In April 2006, the bank loan was renewed until April 2007 at an interest bearing rate of approximately 7.6%.

NOTE 10 – CONVERTIBLE PROMISSORY NOTES AND WARRANTS

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

The Company evaluated the convertible debt and warrants under the guide EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and potentially Settled in, a Company’s Own Stock”, with regards to the control over the form of ultimate settlement of the instruments. As the Company used its best efforts to cause the related registration statement to become effective, and the registration statement did become effective on June 15, 2006, the Company classified the warrants as equity under the guide EITF 00-19. However, the Company incurred liquidating damages in the amount of $66,500 as a result of late approval of the registration statement.

NOTE 11 – SEGMENTS

No geographical segment analysis is provided for the three months and six months ended June 30, 2006 and 2005, respectively, as less than 10% of consolidated revenues and less than 10% of consolidated income from operations is attributable to the segment other than the Mainland China.

Business segment for the three months ended June 30, 2006

	Aquaculture Product	Health and Bio-product	Unallocated Items	Consolidation
Sales to external customers	5,630,062	3,944,019	—	9,574,081

General and administrative expenses	210,719	195,185	654,805	1,060,709
Depreciation	156,670	78,542	3,736	238,948
Selling expenses	53,579	86,081	—	139,660
Advertising	—	1,067,690	—	1,067,690
Finance costs	(2,427)	17,505	1,418,281	1,433,359
Recovery for doubtful accounts	(10,105)	(255,800)	—	(265,905)
Profit (Loss) before taxation	828,961	2,211,125	(2,076,822)	963,264
Income taxes	163,571	148,325	10,000	321,896
Profit (Loss) for the period	665,390	2,062,800	(2,086,822)	641,368

Segment assets	16,645,537	11,706,989	6,073,384	34,425,910

Segment liabilities	2,820,591	2,019,810	5,655,263	10,495,664

Business segment for the three months ended June 30, 2005

	Aquaculture Product	Health and Bio-product	Unallocated Items	Consolidation
Sales to external customers	4,064,815	2,450,940	—	6,515,755

General and administrative expenses	98,984	16,705	414,425	530,114
Depreciation	163,824	75,310	1,635	240,769
Selling expenses	48,582	17,196	—	65,778
Advertising	—	830,183	—	830,183
Finance costs	58,706	30,810	758	90,274
Profit (Loss) before taxation	319,327	1,296,891	(421,506)	1,194,712
Income taxes	17,043	97,379	—	114,422
Profit (Loss) for the period	302,284	1,199,512	(421,506)	1,080,290

Segment assets	13,304,542	8,318,610	507,804	22,130,956

Segment liabilities	5,562,967	2,303,695	1,391,124	9,257,786

Business segment for the six months ended June 30, 2006

	Aquaculture Product	Health and Bio-product	Unallocated Items	Consolidation
Sales to external customers	10,303,560	6,155,861	—	16,459,421

General and administrative expenses	366,285	217,806	1,323,146	1,907,237
Depreciation	310,593	156,470	6,333	473,396
Selling expenses	103,086	105,742	—	208,828
Advertising	—	2,180,425	—	2,180,425
Finance costs	816	47,983	2,558,502	2,607,301
Provision/(recovery) for doubtful accounts	161,853	(243,828)	—	(81,975)
Profit (Loss) before taxation	908,732	2,817,458	(3,887,959)	(161,769)
Income taxes	235,309	194,857	10,000	440,166
Profit (Loss) for the period	673,423	2,622,601	(3,897,959)	(601,935)

Segment assets	16,645,537	11,706,989	6,073,384	34,425,910

Segment liabilities	2,820,591	2,019,810	5,655,263	10,495,664

Business segment for the six months ended June 30, 2005

	Aquaculture Product	Health and Bio-product	Unallocated Items	Consolidation
Sales to external customers	5,157,310	4,375,331	—	9,532,641

General and administrative expenses	246,666	52,783	857,606	1,157,055
Depreciation	327,648	150,621	2,772	481,041
Selling expenses	69,117	37,269	—	106,386
Advertising	—	1,831,002	—	1,831,002
Finance costs	116,484	62,030	3,468	181,982
(Loss)/profit before taxation	(59,599)	1,734,477	(868,272)	806,606
Income taxes	34,086	130,198	—	164,284
(Loss)/profit for the period	(93,685)	1,604,279	(868,272)	642,322

Segment assets	13,304,542	8,318,610	507,804	22,130,956

Segment liabilities	5,562,967	2,303,695	1,391,124	9,257,786

NOTE 12 – RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151 “Inventory Costs – an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Company has adopted SFAS 151 and believes that the impact on its consolidated financial statements is immaterial for the quarter ended March 31, 2006.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets – an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Company has adopted SFAS 153 and believes that the impact on its consolidated financial statements is immaterial for the quarter ended March 31, 2006.

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

NOTE 13 – LEGAL PROCEEDINGS

The Company has been named as a co-defendant in a lawsuit that has been brought by a debtor and its trustees against certain affiliates of the Company. The amount claimed is $1.5 million. The Company is vigorously defending this claim as it believes it is without merit. Consequently, no provision has been made in the financial statements.

NOTE 14 – RELATED PARTY TRANSACTIONS

The amounts due to related parties and from related parties are non-interest bearing and are without terms of maturity. They consist mainly of net advances from shareholders of the Company (Sino-Sult Canada (S.S.C.) Limited and Red Coral Group Limited) and are shown in the current assets and liabilities as management expects those advances to be repaid during the next year. The amounts due to directors consist mainly of unpaid remuneration to some of our directors in regards to their employment contracts with the Company.

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

Doubtful accounts contributed an amount of $ 265,905 of recovery in the second quarter of 2006, while there was no provision required in the corresponding quarter of 2005. The recovery in the current quarter came from the settlement of debtors in the health and bio-product segment.

Profit from operations more than doubled in the current quarter to $2,403,345 from $1,128,754 in the corresponding quarter of 2005. That significant improvement resulted from increased sales and gross profit margins from both segments as described above.

Finance costs increased to $1,433,359 from $90,274 for the three months ended June 30, 2006 as compared to the corresponding quarter of the previous year, an increase of $1,343,085. That significant increase was due mostly to the combination of additional financing costs arising from the amortization of the future conversion of warrants attributed to investors on the convertible promissory notes of $5,225,000 issued during the first quarter of 2006 (non-cash) and amortization of the embedded conversion option (also non-cash) related to the same notes. These two non-cash notes related financial costs (amounting to approximately $1,224,000) were recognized in accordance with FAS 123R and EITF 00-27, (which amortization will be repeated quarterly, on a prorata basis, until the first quarter of 2008). Finally, carrying interests on those notes amounting to approximately $105,000 were incurred during the current quarter. No such warrants amortization costs, embedded conversion option amortization and interests on notes were incurred in 2005.

Other expenses/(income). For the three months ended June 30, 2006, $6,722 was reported as other expenses while there was other income of $156,232 for the three months ended June 30, 2005.

Profit before income taxes decreased to $963,264 in the second quarter of 2006 from $1,194,712 in the corresponding quarter of prior year, a reduction of $231,448. That result is mainly due to increased profit from operations of $1,274,591 in the current quarter, which was offset by additional financing costs of $1,343,085 (mostly non-cash) as described above.

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

As the Company intends to further develop its North American market in the near future, the overall Group’s tax burden should increase as the tax rates in the United States are higher than those experienced in Hainan, PRC.

The net income attributable to shareholders decreased to $641,368 for the three months ended June 30th 2006, from $1,080,290 for the three months ended June 30, 2005. Although the Company realized higher sales and gross profit margins in both segments in the current quarter, generating a major increase in profit from operations of $1,275,000, that improvement was offset mostly by higher financing costs (mostly non cash) as described above.

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

Doubtful accounts contributed an amount of $81,975 of recovery for the six months ended June 30, 2006 compared to a provision of $38,352 for the corresponding period of 2005. The recovery was mainly from the settlement from debtors in the health and bio-product segment during the current quarter.

Profit from operations increased to $2,488,421 year-to-date from $899,482 for the corresponding period of previous year, a 177% improvement. That significant performance was the result of increased sales and gross profit margins from both segments during the first half 2006.

Finance costs increased to $2,607,301 from $181,982 for the six months ended June 30, 2006 as compared to the corresponding period of the previous year, an increase of $2,425,319. That increase was due mostly to the combination of amortization of the future conversion of warrants (non-cash) attributed to investors on the convertible promissory notes of $5,225,000 issued during the first quarter of 2006, added to amortization of the embedded conversion option (also non-cash) related to the same notes. Those two non-cash notes related financial costs (amounting approximately to $2,127,000) were recognized in accordance with FAS 123R and EITF 00-27, (which amortization will be repeated quarterly, on a prorata basis, until the first quarter of 2008). Finally, carrying interests on those notes amounting to approximately $216,000 were incurred during that period. No such warrants amortization costs, embedded conversion option amortization and interests on notes were incurred in 2005.

Other expenses/(income). For the six months ended June 30, 2006,$42,889 was reported as other expenses while there was other income of $89,106 for the corresponding period of 2005.

A loss before income taxes of $161,769 was realized in the first six months of 2006, compared to a profit before income taxes of $806,606 in the corresponding period of the prior year. The significant increase in profit from operations of $1,588,939 for the first half of 2006 as described above was offset by additional financing costs (mostly non-cash) of $2,425,319.

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

As the Company intends to further develop its North American market in the near future, the overall Group’s tax burden should increase as the tax rates in the United States are higher than those experienced in Hainan, PRC.

The net income attributable to shareholders decreased from an income of $642,322 for the six months ended June 30th 2005, to a loss of $601,935 for the six months ended June 30, 2006. Although the Company improved its sales and gross profit margins in the first half of 2006 in both segments, thus generating a much improved profit from operations of $1,588,939, that profit was offset by higher financing costs of $2,425,319 (mostly non-cash), as described above.

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

The current ratio increased to 3.55 times ($21,252,285/$5,983,093) at June 30, 2006, from and 2.3 times ($14,989,554/6,555,210) at December 31, 2005.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, Washington, on October 5, 2006

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