Form 10QSB
period 2006-09-30
HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
filed 2006-11-13
CIK 857073

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

As of September 30, 2006, there were 123,130,467 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE

WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

	September 30, 2006 (Unaudited)	December 31, 2005 (Audited)
CURRENT ASSETS
Cash and cash equivalents	$7,809,640	$5,140,159
Trade receivables, net of provision	14,417,883	8,423,127
Inventory	896,696	557,464
Prepayments	292,825	131,864
Due from related parties, net of provision	—	526,195
Advance to employees	—	127,231
Tax recoverable	—	83,514

TOTAL CURRENT ASSETS	23,417,044	14,989,554

OTHER ASSETS
Deferred taxes	842,889	926,623
Deferred expenses	1,188,458	500,000

	2,031,347	1,426,623

PROPERTY, PLANT AND EQUIPMENT, NET	7,619,634	8,000,503

CONSTRUCTION IN PROGRESS	75,866	—

INTANGIBLE ASSETS	519,000	—

TOTAL ASSETS	$33,662,891	$24,416,680

The accompanying notes are in integral part of the consolidated financial statements.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE

WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2006 (Unaudited)	December 31, 2005 (Audited)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,407,047	$2,617,446
Bank loans	1,239,138	1,726,264
Tax payable	290,712	73,245
Due to related parties	—	787,716
Due to directors	1,471,567	1,350,539
Current portion of convertible promissory notes	655,215	—

TOTAL CURRENT LIABILITIES	7,063,679	6,555,210

OTHER LIABILITIES
Convertible promissory notes, net of discount	736,627	—

TOTAL LIABILITIES	7,800,306	6,555,210

SHAREHOLDERS’ EQUITY
Preferred stock	100	100
Common stock	123,130	116,105
Additional paid-in capital	22,887,622	15,574,752
Accumulated other comprehensive income	1,081,081	499,251
Retained earnings (deficit)	(1,228,002)	(314,583)
Appropriation of retained earnings (reserves)	2,998,654	1,985,845

TOTAL SHAREHOLDERS’ EQUITY	25,862,585	17,861,470

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$33,662,891	$24,416,680

The accompanying notes are in integral part of the consolidated financial statements.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE

WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
SALES	$10,528,996	$8,512,981	$26,988,417	$18,045,622

COST OF SALES	5,910,484	5,065,821	15,193,573	10,085,144

GROSS PROFIT	4,618,512	3,447,160	11,794,844	7,960,478

SELLING AND DISTRIBUTION EXPENSES	183,004	51,862	391,832	158,247

MARKETING AND ADVERTISING	1,190,813	845,960	3,371,238	2,676,962

GENERAL AND ADMINISTRATIVE EXPENSES	881,708	497,576	2,788,945	1,654,630

DEPRECIATION AND AMORTIZATION	262,882	238,593	736,278	719,635

(RECOVERY)/PROVISION FOR DOUBTFUL ACCOUNTS	(154,869)	197,226	(236,844)	26,594

PROFIT FROM OPERATIONS	2,254,974	1,615,943	4,743,395	2,724,410

FINANCE COSTS	1,337,395	96,474	3,944,696	278,457

OTHER (INCOME)/EXPENSES	(1,262)	25,268	41,627	145,147

INCOME BEFORE INCOME TAXES	918,841	1,494,201	757,072	2,300,806

INCOME TAXES
CURRENT	290,712	138,360	660,595	268,558
DEFERRED	35,773	17,241	106,056	51,327

NET INCOME/(LOSS) ATTRIBUTABLE TO SHAREHOLDERS	$592,356	$1,338,600	$(9,579)	$1,980,921

NET INCOME PER SHARE
BASIC AND DILUTED	$0.005	$0.010	$(0.0001)	$0.020

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING
BASIC	120,578,697	100,874,941	118,527,618	99,332,094

DILUTED	120,746,493	102,693,123	118,426,253	101,150,276

The accompanying notes are in integral part of the consolidated financial statements.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE

WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(9,579)	$1,980,921
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of property, plant and equipment	2,316	—
Depreciation and amortization	736,278	719,634
Financial and other non-cash services	3,816,979	—
(Increase)/decrease in assets:
Inventory	(339,232)	(805,262)
Trade receivables, net of provisions	(5,994,757)	(3,439,243)
Prepayment	(160,961)	(74,028)
Advance to employees	127,231	(102,386)
Deferred taxes	83,734	23,986
Increase/(decrease) in liabilities:
Accounts payables and accrued expenses	789,602	(231,378)
Deposit received from customers	—	271,317
Taxes payable	300,981	—

Net cash by operating activities	(647,408)	(1,656,439)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(131,838)	—
Construction in progress	(75,866)	—
Acquisition of intangible assets	(550,000)	—

Net cash by investing activities	(757,704)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	923,278
Issuance of convertible promissory notes, net of cash repayments	4,206,300	—
Advances from/(to) directors	121,028	(110,755)
(Repayment)/receipts from related parties	(261,521)	399,047
Bank loan (repayment)/inception	(487,126)	104,438
Deferred guarantee costs for future financing	—	(180,000)

Net cash from financing activities	3,578,681	1,136,008

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,173,569	(520,431)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	495,912	234,296
Cash and cash equivalents, beginning of period	5,140,159	4,551,505

Cash and cash equivalents, end of period	$7,809,640	$4,265,370

SUPPLEMENTARY CASH FLOWS DISCLOSURES
Interest paid	$17,670	$256,578

Taxes paid	$272,721	$—

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Note payable in connection with acquisition of Jiahua Marine	$—	$100,000

The accompanying notes are in integral part of the financial statements.

HQ SUSTAINABLE MARTIME INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2006

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

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses and debt, approximates their fair value at September 30, 2006 and December 31, 2005 due to the relatively short-term nature of these instruments.

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

NOTE 8 – BANK LOAN

The outstanding bank loan is renewed until April 2007 and bears interest at a rate of approximately 5.6%

NOTE 9 –CONVERTIBLE PROMISSORY NOTES AND WARRANTS

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

One Class A Warrant and one Class B Warrant will be issued for each two shares of Common Stock which would be issued on the Closing Date assuming the complete conversion of the Note issued on the Closing Date at the rate of $0.30 per share of Common Stock. The exercise price to acquire a share of Common Stock upon exercise of a Class A Warrant shall be $0.35. The exercise price to acquire a share of Common Stock upon exercise of a Class B Warrant shall be $0.40. The Class A Warrants shall be exercisable until January 25, 2009 (three (3) years after the closing of the financing). The Class B Warrants shall be exercisable until January 25, 2011 (five (5) years after the closing of the financing). The Company also issued certain Finders’ Warrants to purchase 1,741,667 shares of Common Stock similar to and carrying the same rights as the Class B Warrants issuable to the Investors.

The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

The Company evaluated the convertible debt and warrants under the guide EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and potentially Settled in, a Company’s Own Stock”, with regards to the control over the form of ultimate settlement of the instruments. The Company classified the warrants as equity under the guide EITF 00-19. The related registration statement became effective on June 15, 2006.

NOTE 10 – SEGMENTS

No geographical segment analysis is provided for the three months and six months ended September 30, 2006 and 2005, respectively, as less than 10% of consolidated revenues and less than 10% of consolidated income from operations is attributable to the segment other than the Mainland China.

Business segment for the three months ended September 30, 2006

	Aquaculture Product	Health and Bio-product	Unallocated Items	Consolidation
Sales to external customers	6,428,092	4,100,904	—	10,528,996

General and administrative expenses	146,283	32,401	703,024	881,708
Depreciation and amortization	159,142	68,141	35,599	262,882
Selling and distribution expenses	59,436	123,568	—	183,004
Marketing and advertising	—	1,190,813	—	1,190,813
Finance costs	(4,172)	12,905	1,328,662	1,337,395
Provision/(Recovery) for doubtful accounts	5,345	(160,214)	—	(154,869)
Income (Loss) before taxation	731,700	2,254,417	(2,067,276)	918,841
Income taxes	168,564	157,921	—	326,485
Net Income/(Loss) for the period	563,136	2,096,496	(2,067,276)	592,356

Segment assets	23,598,891	14,209,022	(4,145,022)	33,662,891

Segment liabilities	2,794,959	2,322,726	2,682,621	7,800,306

Business segment for the three months ended September 30, 2005

	Aquaculture Product	Health and Bio-product	Unallocated Items	Consolidation
Sales to external customers	5,919,597	2,593,384	—	8,512,981

General and administrative expenses	71,702	21,228	404,646	497,576
Depreciation and amortization	161,026	76,161	1,406	238,593
Selling and distribution expenses	36,449	15,413	—	51,862
Marketing and advertising	—	845,960	—	845,960
Finance costs	65,463	30,673	338	96,474
Provision for doubtful accounts	—	197,226	—	197,226
Income (Loss) before taxation	860,607	1,023,963	(390,369)	1,494,201
Income taxes	78,802	76,799	—	155,601
Net income (loss) for the period	781,805	947,164	(390,369)	1,338,600

Segment assets	14,360,429	9,566,388	578,006	24,504,823

Segment liabilities	5,711,106	2,527,907	1,555,891	9,794,904

Business segment for the nine months ended September 30, 2006

	Aquaculture Product	Health and Bio-product	Unallocated Items	Consolidation
Sales to external customers	16,731,652	10,256,765	—	26,988,417

General and administrative expenses	512,568	250,207	2,026,170	2,788,945
Depreciation and amortization	469,735	224,611	41,932	736,278
Selling and distribution expenses	162,522	229,310	—	391,832
Marketing and advertising	—	3,371,238	—	3,371,238
Finance costs	(3,356)	60,888	3,887,164	3,944,696
Provision (Recovery) for doubtful accounts	167,198	(404,042)	—	(236,844)
Income (Loss) before taxation	1,640,432	5,071,875	(5,955,235)	757,072
Income taxes	403,873	352,778	10,000	766,651
Net income (loss) for the period	1,236,559	4,719,097	(5,965,235)	(9,579)

Segment assets	23,598,891	14,209,022	(4,145,022)	33,662,891

Segment liabilities	2,794,959	2,322,726	2,682,621	7,800,306

Business segment for the nine months ended September 30, 2005

	Aquaculture Product	Health and Bio-product	Unallocated Items	Consolidation
Sales to external customers	11,076,907	6,968,715	—	18,045,622

General and administrative expenses	318,368	74,010	1,262,252	1,654,630
Depreciation and amortization	488,674	226,783	4,178	719,635
Selling and distribution expenses	105,566	52,681	(1)	158,247
Marketing and advertising	—	2,676,962	—	2,676,962
Finance costs	181,947	92,703	3,807	278,457
Provision (Recovery) for doubtful accounts	—	26,594	—	26,594
Income (Loss) before taxation	801,008	2,758,439	(1,258,641)	2,300,806
Income taxes	112,888	206,997	—	319,885
Income (Loss) for the period	688,120	2,551,442	(1,258,641)	1,980,921

Segment assets	14,360,429	9,566,388	578,006	24,504,823

Segment liabilities	5,711,106	2,527,907	1,555,891	9,794,904

NOTE 11 – CAPITAL COMMITMENT

As at September 30, 2006,, Jiahua Marine Bio-product Company Ltd., one of the subsidiaries in the Group, has made a capital commitment of approximately $287,000 for a factory renovation project.

NOTE 12 – RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151 “Inventory Costs – an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Company has adopted SFAS 151 and believes that the impact on its consolidated financial statements is immaterial for the quarter ended September 30, 2006.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets – an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Company has adopted SFAS 153 and believes that the impact on its consolidated financial statements is immaterial for the quarter ended September 30, 2006.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for fiscal years beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Company has adopted SFAS 154 and believes that the impact on its consolidated financial statements is immaterial for the quarter ended September 30, 2006.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements

NOTE 13 – LEGAL PROCEEDINGS

The Company has been named as a co-defendant in a lawsuit that has been brought by a debtor and its trustees against certain affiliates of the Company. The amount claimed is $1.5 million. The Company is vigorously defending this claim as it believes it is without merit. Consequently, no provision has been made in the financial statements.

NOTE 14 – SUBSEQUENT EVENT

In November 2006, the Company issued convertible notes in the amount of US$5,000,000, maturing November 2009, to a group of private investors. After deducting commissions and other costs, the Company received net proceeds of $4,932,500. Those notes are convertible into shares of the Company’s common stock at a per share conversion price of $0.25. The notes shall accrue interest at 6.5% yearly, payable in December and June of each year. The capital is repayable at maturity only. Attached to those notes are 4,000,000 warrants in the name of the investors to purchase 4,000,000 shares of the Company’s Common Stock at a price of $0.25 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL OVERVIEW

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our group. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes (“Notes”).

We are a leader in toxin free integrated aquaculture and aquatic product processing, with processing facilities located in the Province of Hainan, PRC. We market our products in Asia, America and Europe. We have two processing plants in Hainan, one that processes aquatic products providing toxin-free tilapia and other aquatic products, and the other one that processes Marine Bio and Healthcare products. We seek to expand our operations through additional processing facilities in China and marketing efforts throughout North America and Europe.

We have announced recently that we are strengthening our sales force in the United States. During the quarter ended in September 2006, we recruited Mr. Trong Ringstad as our Executive Vice-President Sales and Distribution and Mr. Robert Emel as our retail Sales Manager, to oversee our retail and value-added sales and branding. We expect that their experience in servicing the fish industry will impact significantly on the demand of our aquaculture products.

Furthermore, in September 2006, we announced that we filed our application for listing on the American Stock Exchange. We believe that initiative will give our Company a higher profile in the investment community. Given the Company’s growth rate, we feel our shareholders’ interests will be best served by upgrading our listing.

We also announced recently that we had entered into a conditional agreement with the government of Tayang Town in the Province of Hainan, PRC, in order to work with the cooperative farms capable of producing some 20,000 tonnes of live weight tilapia. We expect this agreement to result in doubling the farming capacity available to us. This agreement is conditional on the completion of a financing for the construction of a new feedmill and processing plant in the immediate vicinity of the farms.

Our financial operations consist of two segments: the aquaculture product segment and the health and bio-product segment. For the nine months period ended September 30, 2006, the aquaculture product segment saw its sales increase by more than 51% over the same period of 2005. During the same 2006 period, the health and bio-product segment saw its sales increase by more than 47% from 2005. Profit from operations increased by 74% to $4,743,395 during the 2006 nine months period compared to the same period of 2005, due essentially to the growth in volume. The growth experienced by our Company in 2006 was affected mainly by non-cash financing costs related to the convertible notes issued in January 2006, whereby accounting rules require to recognize as financing costs the costs related to the warrants attached to the above notes and to amortize those warrants’ related costs over the life of the notes; in addition, because of the conversion feature included in those notes, we also have to recognize in our financing costs the “embedded derivative” value of that conversion element over the life of the notes. Those non-cash items, which are temporary in nature, amount to approximately $3,740,000 for the nine months period ended in September 2006. For the nine months period ended in September 2006, we experienced a net loss of $9,579. The net income that would have been realized during the nine months period ended September 30, 2006 , without those temporary and non-cash financing costs, would have grown by more than 88% compared the corresponding period of 2005.

For the three months period ended September 30, 2006, the aquaculture product segment saw its sales increase by 8.5% over the same period of 2005, while the health and bio-product segment saw its sales increase by more than 58%. Profit from operations improved by more than 39% during that period when compared to the corresponding period of 2005, due to increased volume in both segments. As described above, the financing costs related to the notes issued in January 2006 (amounting to approximately $1,250,000 during the current quarter) brought down net income by the same amount. The net income that would have been realized during the three months period ended September 30, 2006, without those temporary and non-cash financing costs, would have grown by more than 37% compared to the corresponding period of 2005.

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

Results of Operations – Three Months Ended September 30, 2006 as Compared to Three Months Ended September 30, 2005

Total sales for the three months ended September 30, 2006 increased by 24%, when compared to the same period of 2005. The profit from operations for the three months ended September 30, 2006 increased by 40%, when compared the corresponding period of 2005. Net income was affected in the three months period ending September 30, 2006 by financing cost of $1,337,395, an increase of $1,240,921 over the corresponding period of 2005. That significant increase in financing costs is mostly related to the warrants amortization costs (non-cash) related to the convertible secured promissory notes we issued in January 2006, added to amortization of the embedded conversion option related to the same notes (also non-cash), which must be recognized as such in accordance with FAS 123R and EITF 00-27.

Segments

Manufacturing and Selling of Marine Bio and Healthcare products

Jiahua Marine is engaged in the manufacturing and selling of Marine Bio and Healthcare products. During the three months ended September 30, 2006 and 2005, Jiahua Marine realized sales of $4,100,904 and $2,593,384 respectively, an increase of 58%. The gross profit ratio from this segment was 86% and 85% for the three months ended September 30, 2006 and 2005, respectively, and the major expense was advertising, corresponding to 29% and 33% of revenues for the three months ended September 30, 2006 and 2005, respectively. The net income contributed by this segment was $2,096,496 and $947,164 for the three months ended September 30, 2006 and 2005 respectively, mostly attributable to an increase in volume and gross profit margin.

Manufacturing and Selling of aquatic products

Our other subsidiary, HQOF, is engaged in the manufacturing and selling of aquatic products. The revenue contributed by this segment increased to $6,428,092 for the three months ended September 30, 2006 compared to $5,919,597 for the corresponding period of 2005, an improvement of 8.6%. The related gross profit ratio of this segment was 17% in 2006, as compared to 21% for the three months ended September 30, 2005. This segment contributed $563,136 to net income in the three months period ending September 30,2006, as compared to a net income of $781,805 for the corresponding period of 2005. The 4% reduction in the gross profit margin in the three months period ending in September 2006 was caused by implementation of an equipment maintenance program which slowed down operations in the current quarter.

Operations

Sales. For the three months ended September 30, 2006 revenue increased by $2,016,015 or 24% to $10,528,996. This improvement in sales resulted from a better performance of both segments in 2006. The sales from the health and bio-product segment increased by $1,507,520 in the third quarter of 2006 compared to 2005, while the sales from the aquatic segment improved by $508,495 in the same comparative period.

Cost of Sales. Cost of sales increased by $844,663 or 17% to $5,910,484 from $5,065,821 for the three months ended September 30, 2006, as compared to the corresponding period of the prior year. Approximately 77% of the increase was due to the increased activities in the aquaculture product segment. The gross profit ratio increased from 40.4% for the three months ended September 30, 2005 to 43.8% for the same period of 2006. The overall gross profit ratio improvement is the result of a better performance from the health and bio-product segment.

Selling and Distribution Expenses. Selling and distribution expenses increased by $131,142 or 253% to $183,004 for the three months ended September 30, 2006, as compared to the corresponding period of the previous year. The increase originates mostly from higher sales realized in the current period in the health and bio-products segment.

Marketing and advertising Expenses. Marketing and advertising expenses increased by $344,853 or 41% from $845,960, to $1,190,813, as compared to the corresponding period of prior year. The primary factor responsible for the increase in the current quarter of 2006 is that Jiahua Marine posted more advertisements to attract more customers for higher sales; the sales of this particular segment increased by 58% in the current quarter of 2006 compared to the same period of 2005.

General and Administrative Expenses. General and administrative expenses increased by $384,132 or 77% to $881,708 as compared to the corresponding period of the previous year. About half of the increase results from additional traveling, branding-related expenses, investors’ relations and U.S. headquarters expenses while the rest of the increase originates from additional general and administrative expenses in the subsidiaries where additional activity was created in 2006 compared to 2005.

Depreciation and amortization. Depreciation and amortization increased by $24,289 to $262,882 in the current quarter when compared to the same quarter of 2005, mainly as a result of the goodwill amortization related to the purchase of a U.S. distribution network in the current 2006 quarter.

(Recovery)/Provision for Doubtful Accounts. Doubtful accounts contributed an amount of $154,869 of recovery for the three months period ended September 30, 2006 compared to a provision of $197,226 for the corresponding period of 2005. The improvement was mainly from the settlement of payments on outstanding invoices of debtors in the Marine Bio and Healthcare product segment during the current quarter.

Profit From Operations. Profit from operations increased to $2,254,974 for the three months ended September 30, 2006 from $1,615,943 for the corresponding period of previous year, a 40% improvement. That performance of 2006 was the result of increased sales and gross profit margins contributed by the health and bio-product segment.

Finance Costs. Finance costs increased to $1.337,395 from $96,474 for the three months ended September 30, 2006 as compared to the corresponding period of the previous year, an increase of $1,240,921. That significant increase was due mostly to the combination of amortization of the future conversion of warrants (non-cash) attributed to investors on the convertible promissory notes of $5,225,000 issued during the first quarter of 2006, added to the amortization of the embedded conversion option (also non-cash) related to the same notes. Those two non-cash related financial costs, amounting to approximately $1,100,000 in the current three months period were recognized in accordance with FAS 123R and EITF 00-27. Such amortization will be repeated quarterly, on a pro-rata basis, until the first quarter of 2008. Finally, carrying interests on those notes, amounting to approximately $150,000 were incurred during the same current period. No such warrants amortization costs, embedded conversion option amortization and carrying interests were incurred in 2005.

Other(Income)/Expenses. For the three months ended September 30, 2006, $1,262 was reported as other income while there was other expenses of $25,268 for the corresponding period of 2005.

Income Before Income Taxes. Income before income taxes decreased to $918,841 in the third quarter of 2006, compared to $1,494,201 for the corresponding period of 2005. Because of the additional financing costs incurred in the current quarter of 2006, the significant increase in profit from operations of $639,031 was offset by $1,240,921 of additional financing costs in the same period, which are temporary and mostly non-cash as described above.

Current Income Taxes. Current income taxes increased by $152,352 to $290,712 from $138,360 in the current three months of 2006. During the current period, the aquatic product segment was profitable and taxable at a rate of 15% while it suffered a loss in the corresponding period of 2005.

Deferred Income Taxes. Deferred income tax increased by $18,532 from $17,241 to $35,773 in the current period ended September 30, 2006. The increase was due to the income tax rate of the aquatic product segment that went from 7.5% to 15.0% after expiration of the tax holiday and concession periods.

Net Income Attributable to Shareholders. The net income attributable to shareholders decreased from $1,338,600 for the three months ended September 30, 2005 to $592,356 for the three months ended September 30, 2006. Although we improved our sales and gross profit margins in the first half of 2006, thus generating a 40% improvement in profit from operations, that profit was offset by much higher financing costs which are temporary and mostly non cash, as described above.

Results of Operations – Nine Months Ended September 30, 2006 as Compared to Nine Months Ended September 30, 2005

Total sales for the nine months ended September 30, 2006 increased by 50%, when compared to the same period of 2005. Profit from operations for the nine months ended September 30, 2006 increased by 74%, when compared the corresponding period of 2005. Net income was affected in the nine months period ending September 30, 2006 by financing costs of $3,944,696, an increase of $3,666,239 over the corresponding period of 2005. That significant increase in financing costs is mostly related to the warrants amortization costs (non-cash) related to the convertible secured promissory notes issued in January 2006, added to amortization of the embedded conversion option related to the same notes (also non-cash), which must be recognized as such in accordance with FAS 123R and EITF 00-27.

Segments

Manufacturing and Selling of Marine Bio and Healthcare products

Jiahua Marine is engaged in the manufacturing and selling of Marine Bio and Healthcare products. During the nine months ended September 30, 2006 and 2005, Jiahua Marine realized sales of $10,256,765 and $6,968,715 respectively, an increase of 47%. The gross profit ratio from this segment was 86% and 85% for the nine months ended September 30, 2006 and 2005, respectively, and the major expense was advertising, corresponding to 33% and 38% of revenues for the nine months ended September 30, 2006 and 2005, respectively. The net income contributed by this segment was $4,719,097 and $2,551,442 for the nine months ended September 30, 2006 and 2005, respectively. The improvement is mostly attributable to an increase in volume and better gross profit margins.

Manufacturing and Selling of aquatic products

Our other subsidiary, HQOF, is engaged in the manufacturing and selling of aquatic products. The revenue contributed by this segment increased by 51% to $16,731,652 for the nine months ended September 30, 2006 compared to $11,076,907 for the corresponding period of 2005. The related gross profit ratio of this segment remained stable at 18% in 2006 and 2005. This segment contributed $1,236,559 to net income in the first nine months of 2006, as compared to net income of $688,120 for the corresponding period of 2005. The increased activity of this segment in 2006 resulted in the improved profitability in that period of 2006 compared to the same period of 2005.

Operations

Sales. For the nine months ended September 30, 2006 revenue increased by $8,942,795 or 50% to $26,988,417. This improvement in sales resulted from a better performance of both segments in 2006. The sales from the health and bio product segment increased by $3,288,050 in the first nine months of 2006 compared to 2005, while the sales from the aquatic segment improved by $5,654,745 in the same comparative period.

Cost of Sales. Cost of sales increased by $5,108,429 or 51% to $15,193,573 from $10,085,144 for the nine months ended September 30, 2006, as compared to the corresponding period of the prior year. Approximately 92% of the increase was due to the increased activities in the aquaculture product segment. The gross profit ratio reduced from 44.1% for the nine months ended September 30, 2005 to 43.7% for the same period of 2006. The overall gross profit ratio reduction in the current period is due to the mix of much higher volume from the aquaculture product segment (with lesser percentage of gross profit than the other segment) compared to less additional volume from the Marine Bio and Healthcare product segment.

Selling and Distribution Expenses. Selling and distribution expenses increased by $233,585 or 148% to $391,832 for the nine months ended September 30, 2006, as compared to the corresponding period of the previous year. The increase was the result of higher volumes realized in the current period, leading to higher transportation costs in the first nine months of 2006, as compared to that of the corresponding period of 2005.

Marketing and advertising Expenses. Marketing and advertising expenses increased by $694,276 or 26% from $2,676,962, to $3,371,238, as compared to the corresponding period of prior year. The primary factor responsible for the increase in the first nine months of 2006 was that Jiahua Marine posted more advertisements to attract more customers for higher sales; the sales of this particular segment increased by 47% in the first nine months of 2006 compared to the same period of 2005.

General and Administrative Expenses. General and administrative expenses increased by $1,134,315 or 69% to $2,788,945 as compared to the corresponding period of the previous year. About two third of the increase results from additional traveling, branding-related expenses, investors’ relations and U.S. headquarters expenses while the rest of the increase originates from additional general and administrative expenses in the subsidiaries where additional activity was created in 2006 compared to 2005.

Depreciation and amortization. Depreciation and amortization increased by $16,643 or 2% to $736,278 as compared to the corresponding period of prior year, mainly as a result of the goodwill amortization related to the purchase of a U.S. distribution network in the current 2006 quarter.

(Recovery)/Provision for Doubtful Accounts. Doubtful accounts contributed an amount of $236,844 of recovery for the nine months ended September 30, 2006 compared to a provision of $26,594 for the corresponding period of 2005. The improvement was mainly from the settlement of payments on outstanding invoices of debtors in the Marine Bio and Healthcare product segment during the current period.

Profit From Operations. Profit from operations increased to $4,743,395 for the nine months ended September 30, 2006 from $2,724,410 for the corresponding period of previous year, a 74% improvement. That significant performance was the result of increased sales and better gross profit margins from both segments during the nine months period of 2006.

Finance Costs. Finance costs increased to $3,944,696 from $278,457 for the nine months ended September 30, 2006 as compared to the corresponding period of the previous year, an increase of $3,666,239. That significant increase was due mostly to the combination of amortization of the future conversion of warrants (non-cash) attributed to investors on the convertible promissory notes of $5,225,000 issued during the first quarter of 2006, added to the amortization of the embedded conversion option (also non-cash) related to the same notes. Those non-cash related financial costs, amounting to approximately $3,400,000 in the current nine months period were recognized in accordance with FAS 123R and EITF 00-27. Such amortization will be repeated quarterly, on a pro-rata basis, until the first quarter of 2008. Finally, carrying interests on those notes, amounting to approximately $340,000 were incurred during the same current period. No such warrants amortization costs, embedded conversion option amortization and carrying interests were incurred in 2005.

Other Expenses. Other expenses decreased from $145,147 for the nine months ended September 30, 2005, to $41,627 for the same period of 2005, a 71% or $103,520 decrease. That reduction in the current period was the result of insurance and manpower being reduced on the vessels.

Income before income taxes. Income before income taxes decreased to $757,072 in the first nine months of 2006, from an income of $2,300,806 for the corresponding period of 2005. Because of the additional financing costs incurred in 2006, the significant increase in profit from operations of $2,018,985 for the first nine months of 2006 was offset by the $3,666,239 of additional financing costs in the same period which are temporary and mostly non-cash, as described above.

Current Income Taxes. Current income taxes increased by $392,037 to $660,595 from $268,558 in the first nine months of 2006. During the current period, the aquatic product segment was profitable and taxable at a rate of 15%.

Deferred Income Taxes. Deferred income tax increased by $54,729 from $51,327 to $106,056 for the nine months ended September 30, 2006. The increase was due to the income tax rate of the aquatic product segment that went from 7.5% to 15.0% after expiration of the tax holiday and concession periods.

Net income attributable to shareholders. The net income attributable to shareholders decreased from $1,980,921 for the nine months ended September 30, 2005, to a net loss of $9,579 for the corresponding period of 2006. Although we improved our sales and gross profit margins in the first nine months of 2006 in both segments, thus generating a 74% increase in profit from operations, that profit was offset by much higher financing costs which are temporary and mostly non-cash, as described above.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

Our cash and cash equivalents increased by $2,669,481, or 52%, to $7,809,640 at September 30, 2006, from $5,140,159 at December 21, 2005. As of September 30, 2006, working capital (before short term bank loans) was $17,592,503, compared to $10,160,608 at December 31, 2005. These increases primarily resulted from our operating activities and convertible promissory notes financing that occurred in the first half of 2006, described below. The funds generated by operating and financing activities in the first nine months of 2006 were mainly used to support the increase of our business volume, more specifically, our receivables and inventories during that period.

Total assets increased by $9,246,211, or 38%, to $33,662,891 at September 30, 2006, from $24,416,680 as of December 31, 2005. Shareholders’ equity increased by $8,001,115, or 45%, to $25,862,585 at September 30, 2006, from $17,861,470 as of December 31, 2005.

To date, we have financed our operations through the combination of our operating revenues, equity and debt financing (in connection with which we have at times incurred significant costs), short-term bank loans, and the use of shares of our common stock issued as payment for services rendered to us by third parties. In the past, we issued shares of our common stock and warrants in private placement transactions to help finance our operations, and to pay for professional services (such as financial consulting, market development, legal services and public relations services). We recognized these services on our books as operating or deferred expenses and amortized over their estimated useful life. The number of shares we issued for these purposes were determined as of the dates of invoices relating to such services, and the shares were valued at their market prices on those respective dates. In addition, as required by PRC laws, we establish yearly reserves shown in the shareholders’ equity section of our balance sheet. Those reserves, which are created by a transfer from the retained earnings account, limit our capacity to pay dividends to shareholders until the retained earnings become positive. As we are in an expansion phase, we do not intend to pay dividends to shareholders in the foreseeable future. To date, we have not paid any dividends.

We also completed a financing in January 2006, in which we issued to a group of twenty one investors, in a private placement, (1) convertible secured promissory notes bearing interest at 8% per year and maturing on January 25, 2008, in the aggregate principal amount of $5,225,000; (2) Class A warrants, with each warrant giving the right to the holder to purchase one share of our common stock at the exercise price of $0.35 until January 2009; and (3) Class B warrants, with each warrant giving the right to the holder to purchase one share of our common stock at the exercise price of $0.40 until January 2011. The net proceeds of this financing to us were $4,702,500, after deducting commissions and other costs of this transaction equal to $522,500. At September 30, 2006, the balance due to those investors amounted to $3,760,508 . Under the terms of the convertible secured promissory notes, we must repay these notes on a monthly basis until January 25, 2008. We have the option of repaying the notes in cash or in shares of our common stock. As of September 30, 2006, six monthly repayments have been made, repaying 28.03% of the originally issued convertible secured promissory notes. The first two repayments were made in cash, and the other ones were made in shares of our common stock.

We are currently in the process of examining various opportunities to obtain additional credit facilities to help finance our operations, as well as support our additional liquidity requirements related to volume increases that we anticipate might occur in the future, specifically in the inventory and receivables build-up. As of September 30, 2006, we had a loan from a bank in the outstanding principal amount of $1,239,138 bearing an interest rate of 5.58% per annum. We extended the maturity of this loan to April 30, 2007. The loan is secured by a pledge of certain fixed assets held by us and our subsidiaries and is used to support working capital items related to production in China. No assurances can be given that additional debt or equity financing we may require will be available to us or, even if available, that such financing will be on terms favorable to us.

At present, over 60% of our consolidated sales are derived from our five largest clients, and our results of operations therefore depend on a small number of clients. As part of our short and medium-term business plan, including our current efforts to raise funds to support the anticipated expansion of our operations, we intend to invest in our infrastructure to construct a new processing plant and our own organic feed mill. We expect that this will allow us to meet forecasted incremental demand for our products in the United States and Europe. As a result, we plan to develop and serve new clients, which should reduce our dependence on individual clients to more acceptable levels.

In order to ensure sufficient funds to meet our future needs for capital, management believes that, from time to time, we will continue to evaluate opportunities to raise financing through some combination of commercial bank borrowings, the private or public sale of equity, or issuance of debt securities. However, future equity or debt financing may not be available to us at all, or if available, may not be on terms acceptable to us. If we are unable to obtain financing in the future, we will continue to develop our business on a reduced scale based on our existing capital resources.

The current ratio increased at 3.3 times ($23,417,044/$7,063,679) at September 30, 2006, from and 2.3 times ($14,989,554/6,555,210) at December 31, 2005.

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

(b) Changes in Internal Control over Financial Reporting.

During the Quarter ended September 30, 2006, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

A complaint was filed in the Superior Court (Commercial Division) in Quebec, Canada requesting that the transfer of the assets of Upsilon International Commerce Marine (Suci Marine) Inc. to Hainan Fuyan Industrial Investments Company Ltd. and then to Jade Profit Investment Ltd. be voided (In the Matter of the Bankruptcy of: Upsilon International Commerce Marine (Suci Marine) Inc. (Debtor) and Andrew Dalgleish & Associates Inc. (Trustee), and Bank of China (Canada) (Creditor) v. Hainan Fuyan Industrial Investments Company Ltd., Jade Profit Investment Ltd. , Norbert Sporns, Lillian Wang, Hua Wang, HQ Sustainable Maritime Industries, Inc. and the United States Securities and Exchange Commission (impleded); Province of Quebec, Superior Court, District of Quebec, No. 500-11-021796-038). The Company believes that the case is without merit and shall be seeking damages in a counter suit.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, we have sold securities pursuant to the following transactions, all of which were exempt from registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).

On July 27 and 28, 2006, we issued 98,388 shares of our common stock to our three independent non-executive directors Jacques Vallée, Fred Bild and Daniel Too in consideration for management services provided by them, per contractual agreement, and amounting to $30,000. All of those shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act.

On July 28, 2006, we issued 170,370 shares of our common stock to Proactive Computer Services Inc.in consideration of financial consulting services provided, amounting to $46,000. All of those shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act.

On July 31, 2006, we issued 176,600 shares of our common stock to Lucky Ventures Resources Limited.in consideration of financial consulting services provided by that firm and valued at $42,384. All of those shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act.

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

Dated: November 13, 2006

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