Form 10KSB
period 2006-12-31
HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
filed 2007-03-20
CIK 857073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(MARK ONE)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2006

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

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.     Yes  ☐    No  ☒

The issuer’s revenues for the year ended December 31, 2006 were $39,095,403. The aggregate market value of the registrant’s common stock held by non-affiliates as of December 31, 2006 was approximately $17,464,875

State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: 128,337,120 shares (6,416,856 shares,after reverse split) of Common Stock, $0.001 par value per share, outstanding as of December 31, 2006, and 100,000 Series A preferred stock, $0.001 par value per share, outstanding at December 31, 2006.

Transitional Small Business Disclosure Format (check one):     Yes  ☐    No  ☒

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

As used in this annual report, “we”, “us”, “our”, “HQSM”, the “Group”, “Company” or “our company” refers to HQ Sustainable Maritime Industries, Inc. and all of its subsidiaries and affiliated companies including Hainan Quebec Ocean Fishing Co. Ltd., or “HQOF” and Jiahua Marine Bio-Product Company Limited or “Jiahua Marine”.

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

In April of 2004, pursuant to the above agreement and plan of merger, the board of directors of Process Equipment, Inc. and a majority of the stockholders approved a name change and change of domicile of that company to Delaware via a merger with the newly formed wholly-owned Delaware subsidiary, HQSM. The name change, change of domicile and merger became effective on May 19, 2004, with HQSM being the surviving entity in the merger and acquiring all the assets and liabilities of Process Equipment, Inc. On August 17, 2004, we entered into a Purchase Agreement with Sino-Sult Canada (S.S.C.) Limited, a Canadian limited liability corporation (“SSC”), whereby we acquired Sealink Wealth Limited (“Sealink”), SSC’s wholly owned subsidiary incorporated in the British Virgin Islands. Sealink is the sole owner of Hainan Jiahua Marine Bio-Products Co.Ltd., a limited liability company existing in China (“Jiahua Marine”) which is primarily engaged in the product ion and sales of marine bio-products and healthcare products in the PRC, as described in more detail in the above current report.

On April 16, 2004, HQ Sustainable Maritime Marketing Inc. (“HQSM Marketing”) was formed and registered in USA, as a wholly-owned subsidiary of HQSM. That subsidiary has been dormant during the year.

On June 15, 2004, HQ Sustainable Maritime Marketing (Canada) Inc (“HQSM Canada”) was formed in Canada and is wholly owned by HQSM. HQSM Canada commenced operations in June 2004, and performs business development, sales and marketing in the Canadian market.

On May 6, 2005, Phoenix Global Creations Limited (“Phoenix”) was newly formed in British Virgin Islands as a wholly owned company by HQSM. Phoenix was established as an investment holding company. It has been dormant during the year.

On September 20, 2005, HQ Sustainable Maritime Industries (Hong Kong) Limited (“HQSM HK”) was newly formed in Hong Kong and is wholly owned by HQSM indirectly. That subsidiary has been dormant during the year.

On October 1, 2005, Highest Quality Aquaculture Feed Products Co. Ltd (“Feed Mill”) as newly formed in Hainan, PRC and is wholly owned by HQSM indirectly. It has been dormant during the year. The Feed Mill was wholly owned by Phoenix.

Our principal executive office is located at 1511 Third Avenue, Suite 788, Seattle, Washington, and our telephone number is (206)621-9888. The URL for our website is http://www.hqfish.com.

Business

The Group is principally engaged in the vertically integrated business of aquaculture through co-operative supply arrangements, ocean product harvesting, and processing and sales of farm-bred and ocean harvested aquatic products, as well as the production and sale of marine bio-products and healthcare products. The Group is committed to providing a variety of high quality aquatic products and health products through an integrated operation that covers value added key areas along the production chain from a bio-secure and stable supply of tilapia and shrimp under stringently monitored conditions, processed in accordance with internationally recognized standards of hygiene. Since the Group acquired Sealink Wealth Limited (“Sealink” hereafter), The Group has also engaged in the production and sale of marine bio-products and healthcare products in the PRC. The principal products of Jiahua Marine Bio-Product Company Limited (100% owned subsidiary of Sealink) are Shark Cartilage Capsule, Shark Liver Oil and Shark Liver (Soft gel). The major market is in the PRC.

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

Manufacturing

Aquaculture product

The Group’s aquatic products processing plant is a Canadian designed facility and is located in Hainan, the PRC. Prior to May 2004, the Group had two production lines in aggregate and they are located in the same processing plant in Hainan. From January to May, 2004 the plant was expanded to six production lines. These six lines include two filleting lines, two whole round fish processing lines (principally Tilapia which is gutted, scaled and gilled) and two shrimp processing lines. The facility is capable of processing an average of approximately 10,000 tons per year of whole round fish (principally Tilapia), 3,000 tons per year of fillet and 3,000 tons per year of shrimp. The plant operates in two shifts for a total of 17 hours.

The Group’s products have been awarded HACCP Certification for exporting aquatic products to the US and Japan. HACCP is used by the US Food and Drug Administration in controlling food safety and sanitary hazards. It is a preventive system previously used by astronauts, focusing on preventing hazards that could cause food-borne illnesses by applying science based controls, from raw materials to finished products. The successful implementation of a HACCP plan is dependent upon the design and performance of facilities and equipment, combined with excellent quality control and hygiene practices, which can minimize the occurrence of a hazard in a finished product.

Apart from the HACCP Certification, the Group has also been assigned an EU Code for exporting aquatic products to the EU. The EU has designated only two producers in Hainan Province. The code is highly coveted since very few new attributions of code are being accepted. This increases the value of export to the EU since buyers routinely pay more than their US counterparts. The Directors believe the awards of the HACCP Certification and the assignment of the EU Code have enabled the Group to export to the US and the EU respectively. The HACCP Certification and EU Code assignment signify the Group’s attainment of stringent hygiene standards and enable the Group to better market and export its processed aquatic products to overseas clients in the US and the EU.

The Group conducts sample laboratory testing on the Group’s processed aquatic products to ensure no forbidden substances are present in them. The laboratory testing was initiated by the Group in compliance with strict quarantine guidelines imposed by domestic export control government agencies and foreign import control government agencies.

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

Tilapia

Tilapia is currently farmed throughout many countries around the world because this fish is usually disease-resistant, reproduces easily, eats a wide variety of feeds and tolerates poor water quality with low dissolved oxygen levels. Although there are many species of tilapia, only a few species are farmed for human consumption. The most common species that are farmed commercially is the black, or Nile, tilapia, which is grown in ponds, cages or rice fields.

In response to increasing demand for tilapia, we export varying quantities of tilapia in different forms to the United States, Europe, Asia and other regions. In addition, we are launching a new marketing and distribution initiative in the United States and Europe with our TILOVEYA™ brand tilapia. We are currently in discussions with several distributors in Europe interested in further promotion of the TILOVEYA™ brand, and we have had initial conversations with leading distributors, retail and food service chains in the United States, but there is no assurance that these discussions will materialize into sales for us. While these discussions are still preliminary, we believe that some of them will likely result in either an acquisition or the establishment of a limited partnership or joint venture with such distributors. The tilapia products sold by us are mainly in the following forms: whole round frozen, gutted and scaled, boneless-skinless tilapia fillets and, more recently, we began selling boneless-skin-on tilapia fillets.

Our principal operating subsidiary with respect to our seafood products is Hainan Quebec Ocean Fishing Co. Ltd., a company organized in the PRC, which we refer to as HQOF.

Shrimp

Our principal shrimp product is the white shrimp. Our shrimp is exported to the United States and Australia in the following forms: head-on shell-on shrimps, headless shell on shrimps, peeled tail-on shrimps, peeled and deveined shrimps, peeled and undeveined shrimps. All orders can be packaged in accordance with the requirements of the buyer, either block or individually quick frozen.

Marine Bio and Healthcare Products

Since the August 2004 acquisition of our current wholly-owned subsidiary, Hainan Jiahua Marine BioProducts Co. Ltd., a Chinese limited liability company, which we refer to as Jiahua Marine, we have also been engaged in the development, production and sales of marine bio and healthcare products in the PRC. We acquired Jiahua Marine pursuant to a purchase agreement with Sino-Sult Canada Limited, a Canadian limited liability company, which we refer to as SSC, and Sealink Weather Limited, or Sealink, a British Virgin Islands limited liability company, a wholly-owned subsidiary of SSC and the then sole shareholder of Jiahua Marine. See also “Certain Relationships and Related Transactions—Acquisition of Jiahua Marine.”

The principal products of Jiahua Marine are shark cartilage capsule, shark liver oil and shark liver (soft gel capsules), which are currently exclusively marketed and sold in China, harvested from non-endangered shark species which are a by-catch in Hainan Province. These products have proven medicinal and health benefits, such as increasing the efficacy of the immune system, correcting blood acidity, reducing fatigue, improving absorption of oxygen into the blood, activating the anti-cancer cells (a major component of the innate immune system), strengthening of bones and increasing subcutaneous moisture which has anti-wrinkle qualities. All of our healthcare products have undergone stringent independent laboratory testing in China. These tests are administered by the Ministry of Health in China. As part of this process, several laboratories are selected at random from a pool of top university laboratories to conduct tests which must confirm the results and claims of the applicant company. The applicant company can make claims about the health benefits of its products only after such stringent, independent validation of its claims by selected laboratories have been verified. Our claims in respect of our healthcare products have been rigorously tested and proven in China through the above process. Clinical trials and laboratory testing in China by selected university laboratories have resulted in a PRC National Certification of various Jiahua Marine’s healthcare products. These products are currently sold throughout China, are naturally derived from ocean-harvested by-products and are winners of Science and Technology Progress Awards in China. Jiahua Marine also has established a long-term relationship with the Qingdao University of Oceanography for research and training relating to the production of our marine bio and healthcare products.

Shark cartilage—This product is highly alkalescent, it contains chondroitin sulfate and calcium and impacts the human body positively in the following ways:

•	increases efficiency of immune system and activates NK cells associated with combating cancer, as sharks are cancer free; and

•	reduces blood acidity, thus improving:

•	blood pressure;

•	apoplexy;

•	heart disease;

•	fertility; and

•	osteoporosis.

Shark liver oil—This product is rich in squalene and other nutrients, to which we add vitamins D and E, and impacts the human body positively in the following ways:

•	improves absorption of oxygen in the body;

•	eliminates fatigue; and

•	improves health, through the high levels of omega 3 oils.

In addition to the marine bio and healthcare products that we currently produce, we started the manufacturing of nutraceuticals generated from palm oil, or other natural or organic matters to enrich feed formulations for tilapia and shrimp farmed in the Hainan area. The enriched feed will have a longer shelf life, and we expect that the benefits of the enriched feed will pass to the end users of our tilapia products, the ultimate customers. These ingredients help improve general health, growth, feed conversion and meat quality of fish and shrimp.

Our marine bio and healthcare products processing plant is located in the Wenchang City of Hainan Province and has two production lines, a powder-product line and an oil-product line. These production lines are suited for the manufacture of nutraceutical components. The plant is equipped with specific gravity molecular separator and accessory equipment for the manufacture of nutraceutical products that serve as feed additives in the production of feed, including tilapia and shrimp feed.

Advertising and Marketing

Our sales and marketing team consists of nine members and is under the overall supervision of Mr. Harry Wang Hua our Chief Operating Officer. Our sales and marketing team is responsible for establishing our sales and distribution networks both domestically and internationally promoting our image and product awareness, and maintaining our customer relationships. As part of his duties, Mr. Wang Hua leads our plant management teams for both marine bio and healthcare products and aquaculture products. Mr. Ringstad, our Executive Vice President of Sales and Distribution, heads our China and Seattle based sales teams. The Seattle personnel is responsible for increasing awareness and focus of our new branding and marketing initiative and the rollout of our toxin free TILOVEYA™ brand.

We believe that our principal operating subsidiary, HQOF, is the only vertically integrated PRC based producer present at the international seafood shows ( e.g., Brussels Seafood Show and Boston Seafood Expo). Participation in these industry events enables us to establish high level and immediate contacts with potential buyers. Buyer preferences and our response to these preferences, as well as prices and response to quality and quantity concerns, can be promptly addressed without the usual screening and middleman costs. We plan to aggressively market our products throughout North America, Europe and Asia.

In February 2006, we established our new corporate, marketing and sales office in Seattle, Washington, thus creating a strong presence in the U.S. market. This new office allows us to increase awareness of the importance of our toxin free product focus and to reap the benefits of more direct sales, increasing our overall sales, market penetration and profitability. We expect to also be able to broaden the scope of our products to cater to additional seafood purchasing requirements.

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

Local government support. The policy of Hainan Provincial Government is to encourage increased investment in aquaculture and increased export of farmed aquatic products. In December 2001, HQOF, our main operating subsidiary, was recognized as a “Leading Agriculture Enterprise” by Hainan Provincial Government, and in April 2001 HQOF was recognized as a New and High Tech Enterprise of Hainan Province. These recognitions will be a great asset when we participate in annual trade shows including the International Boston Seafood Show and European Seafood Exposition.

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

Awards we have received. In December 2001, the Company was recognized as a “Leading Agriculture Enterprise” by Hainan Provincial Government, and in April 2001, the Company was awarded the “New/high tech Enterprise of Hainan Province” by Hainan Provincial Technology Authorities. In January 2003, the Company was awarded the Industrial Enterprise of the Province. In 2002, The Company was named a Leading Agriculture Enterprise for both Hainan Province and Wenchang. Our board of directors believes that these accreditations reflect our achievements and contribution to the development of the PRC aquaculture industry. In March 2005, the Company was awarded the prestigious China Excellence Award, for health product excellence and advancement of China business practices, by the China Association of Entrepreneur Foreign Investment (CAEFI), a branch of the China Ministry of Commerce of the People’s Republic of China.

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

Government regulations

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

* Patent Number 460000X340-2001 — Shark cartilage is highly alkalescent; it contains chondroitin sulfate and calcium and impacts the human body positively in the following ways:

—	Increases efficiency of immune system, activates NK cells associated with combating cancer (sharks are cancer free);

—	Reduces blood acidity improving

—	Blood pressure

—	Apoplexy

—	Heart disease

—	Fertility

—	Osteoporosis

* Patent Number 460000X131-2001—Shark cartilage also contains glycosaminoglycan, Amino Acids, and collagen proteins which have been specially processed for absorption into the skin and impacts the human body positively in the following ways:

—	Increases subcutaneous water content—Reduces wrinkles

—	Slows the visible effects of aging

* Patent Number 460000X338-2001—Shark Liver oil is rich in squalene and other nutrients, to which we add vitamins D and E, and impacts the human body positively in the following ways:

—	Improves absorption of oxygen in the body which is particularly important for the brain which consumes 23% of the oxygen used in the body

—	Eliminates fatigue

—	Improves health

* Patent Number 460000X342-2001—Shark liver oil contains 100 times more Alkoxy-Glyceryl (AKGS) than mothers’ milk. It is also rich in omega 3 oils recommended for nursing mothers, and impacts the human body positively in the following ways:

—	Improves resistance to disease;

—	Improves phosphate for brain cell production.

HACCP Standards

Our facilities are certified in accordance with the Hazard Analysis Critical Control Points, or HACCP, standards for exporting aquatic products to the United States. The HACCP standards are developed by the FDA pursuant to the FDA’s HACCP regulation, Title 21, Code of Federal Regulations, part 123, and are used by the FDA to help ensure food safety and control sanitary standards. These standards focus on monitoring the quality of production and sanitation measures in processing plants for food products, and also take into account the environmental and social impact of the operations of the certified company. Compliance with the HACCP procedures is mandatory, and the successful implementation of these procedures depends on the design and performance of facilities and equipment, and excellent quality control and hygiene practices. HACCP conducts sample laboratory testing on our processed aquatic products to ensure no forbidden substances are present in them.

Laboratory testing of our processed aquatic products was initiated by the HACCP in compliance with strict quarantine guidelines imposed by domestic export control government agencies and foreign import control government agencies.

In addition, our facilities continuously pass USDA inspection.

ACC Standards

We have recently commenced the process of certification of our processing plant in China in relation to shrimp processing in accordance with the Aquaculture Certification Counsel, Inc., or the ACC standards. The ACC standards are considered “super HACCP” standards, as they also take into account various environmental and social issues. ACC certification is required by many large retailers in the United States.

The ACC is a U.S.-based, non-governmental body established to certify social, environmental and food safety standards at aquaculture facilities throughout the world. The ACC uses a certification system that combines site inspections and effluent sampling with sanitary controls, therapeutic controls and traceability. Part of the ACC’s mission is to help educate the aquaculture public regarding the benefits of applying best management practices and the advancing scientific technology that directs them. The ACC believes that, by implementing such standards, seafood producers can better meet the demands of the growing global market for safe, wholesome seafood produced in an environmentally and socially responsible manner. The ACC offers a primarily “process,” rather than “product”, certification, with an orientation toward seafood buyers. Successful participation in the ACC program is visually represented by limited use of a “Best Aquaculture Practices” certification mark. The ACC currently certifies only shrimp hatcheries, farms and processing plants. New ACC guidelines with respect to the certification of tilapia are expected to be released by the ACC later this year. We expect to seek the ACC certification with respect to our processing of tilapia after the ACC makes available its guidelines in relation to such processing.

Assignment of EU Code

Our facilities have been assigned an European Economic Community or the EEC, approval registration, referred to as an EU Code, required for exporting aquatic products to the European Union, or the EU. This requirement applies to production both inside and outside of the EU, and defines the applicable standards of the EEC for handling, processing, storing and transporting fish. Our aquatic products processing plant in China must meet or exceed these standards every year, in order to maintain the assigned EU Code. The assignment of the EU Code to us, and our ability to maintain it on an annual basis, evidence the fact that our products meet the EU importable food standards set by the relevant inspection agencies.

Product Liability Insurance

During the past four years, we have not purchased or maintained any liability insurance for our tilapia, or other aquatic products or bio and healthcare products. We believe that there are valid reasons for not purchasing this liability insurance. However, our tilapia and other aquatic products are sold in the PRC domestic market, as well as exported to locations in the United States, Canada and some European countries. There is a possibility that our customers, or the ultimate buyers of our products, may have adverse reactions to the tilapia and other aquatic products or marine bio and healthcare products that we process and sell. Any such adverse reaction may result in actual or potential product liability claims against us. Accordingly, any significant product liability claim may have an adverse effect on our reputation and profitability.

Government Regulation in China

Aquaculture producers in the PRC have to comply with the environmental protection laws and regulations promulgated by the national and local governments of the PRC. Such rules and regulations include, among others, Environmental Protection Law of the PRC, Ocean Environmental Protection Law of the PRC, Regulations on Administration over Dumping of Wastes in the Ocean of the PRC, Ocean Aquatic Industry Administration

Regulation, Fishing License Administration Regulation, Regulations on Administration of Hygiene Registration of Exported Food Manufacturers, and Regulations on Administration of Quality Control of Food Processors.

In addition, HACCP and sanitary programs in China in accordance with the FDA’s HACCP standards are verified by the China Inspection and Quarantine Office, or CIQ, which is a branch of the State Administration for Entry-Exit Inspection and Quarantine of the PRC and, in our case, also by the Hainan Entry-Exit Inspection and Quarantine Bureau of the PRC. In addition, the CIQ evaluates the compliance by our processing plant with the EEC standards described above under “—Assignment of EU Code.” As a result of such review, our aquatic products processing plant in China has received a CIQ certificate. The CIQ certificate must be renewed on an annual basis.

Our Work with the Hainan Province

We have enjoyed close collaboration with the local government as we conduct our operations in the Hainan Province. We plan to further expand our operations in that area and to foster close ties with the local government through our proposed construction of a large scale organic feed mill and processing plant there. See “Business—Manufacturing and Production—Our Proposed Construction of Feed Mill and Processing Plant.” The success of our operations in the PRC depends in part on the continued investment by Hainan Province in the development of the local aquaculture industry. While there can be no assurances that such investment will continue, we believe that it should continue for the following reasons. The central government of China has limited Hainan Province to two areas of economic activity, agri-food and tourism. The resulting focus of the Hainan Province on agri-food and tourism sectors creates a strong potential synergy with private sector companies intent on further development of these sectors. Part of the attraction for investors is the low tax rate in Hainan. In addition, foreign companies setting up new ventures in Hainan do not pay any tax for the two first years of profitable operations, then pays 7.5% for the following three years and 15% thereafter. For this reason, we plan to continue to structure and conduct our operations in China through the use of separate subsidiaries, held by foreign holding companies which are separate and distinct from holding companies already incorporated. In turn, these holding companies are held by HQSM. Under these arrangements, we are not considered involved in joint ventures, but rather in wholly owned foreign enterprises, under the local law. Government support for such ventures meeting local needs is positive, and we believe our operations have already demonstrated our ability to channel this support in the manner favorable to our business and Hainan. We believe that not having a joint venture with the local government is the best way to minimize the potential for government interference and to maximize government support, and we plan to continue to conduct our business in China accordingly.

Employees

Through our subsidiaries, we currently employ approximately 400 employees, all of whom are full-time employees. They are located predominantly in the PRC. Of our key employees, Harry Wang Hua, He Jian Bo and Wang Fu Hai are located in China and are fully dedicated to our China operations. In addition, Lillian Wang Li, Norbert Sporns, William Sujian and Trond Ringstad contribute both to our China operations and our U.S. operations, depending on the needs of our business over time.

In addition, during the high season, we hire up to 100 part-time employees. We typically pay our local employees much higher wages than the required minimum wages, in order to attract and retain key employees. We have employment agreements with many of our full-time employees. None of our employees are covered by a collective bargaining agreement, and we believe our employee relations are good.

Proposed Construction of Feed Mill and Processing Plant

In order to maintain the high quality of our products and to position ourselves for attaining completely organic production certification, we plan to construct our own organic feed mill and processing plant for the production of organic, floating feed formulations. This type of feed is the most efficient feed for our farming operations. We plan to produce the feed using grains grown without chemical fertilizers that are also free of antibiotics and fishmeal, and use feed additives manufactured in our nutraceutical plant. We expect that the feed formulations will be prepared with the benefit of the latest technologies to assure a minimum of toxicity. The feed will be enriched using omega 3 rich algae and vitamin E, as well as naturally sourced amino acids, which provide actualized benefits to the fish and the consumers thereof. The new floating feed formulations will reduce waste in the aquaculture reservoirs, thus reducing the requirement for chemicals to stabilize reservoir health. The feed mill will allow us to complete our vertically integrated production strategy, ensuring quality control throughout the entire production and processing cycle. We plan to partner with other parties, as appropriate, to produce the optimum formulation of feed. Presently, there is no floating or organic feed production in Hainan. We plan for this expanded production to satisfy our own demand through the 20,000 mu (or 3,294 acres) of production in Wenchang and Qionghai, as well as to manufacture feed for such other farmed operations in Hainan as shrimp and other farmed species. We expect that the plant will manufacture some 100,000 tonnes annually of feed and will source organic non-genetically modified organisms corn and soya from China and abroad.

We expect that the new processing plant will provide for value added production, allowing us to make fish sticks and fish patties as well as the fillets and whole round products that we currently manufacture.

We believe that Hainan Province offers several opportunities in terms of the location of our new feed mill and processing plant, as tilapia fish are available from farms in various townships conveniently located close to our current operations. We expect that it will take approximately nine to twelve months to build the new feed mill and processing plant. We have indicated our preference with respect to a facility available in Tayang Town, Qionghai City, Hainan Province, within some forty minutes from our plant. We entered into an agreement of intent in connection with our proposed facilities with the local government in December 2006. We expect that this location will allow us to receive some 20,000 tonnes of tilapia annually from some 10,000 mu of aquaculture area, or approximately 1,647 pond acres. In addition, the close proximity of each pond to the other is a significant factor in obtaining organic certification of our cooperative farms, which we plan to seek in the future.

We expect that the local government involved in these arrangements will provide the needed infrastructure and interim financing to the fish farmers for the construction of fish ponds built to our quality standards specifications. The ponds will be owned by the local farmers and are anticipated to be linked to our feed mill and processing plant through feed supply and fish purchase agreements. In addition, the farmers work within our cooperative operating framework, thus allowing us to train the farmers according to our quality standards and monitor their production on an ongoing basis. The total investment by the farmers to construct the fish ponds and by the local government to make available the related infrastructure (excluding our investment in the feed mill and processing plant), is in excess of $15 million. Combined with our investment in the feed mill of $7 million and in the processing plant of $10 million to make a total capital investment for such a production zone of excess of $30 million.

ITEM 2.	PROPERTIES

We own two processing plants located in Wenchang, Hainan Province, the PRC, and the related manufacturing equipment, office equipment and motor vehicles and we have commenced construction of a third plant which is a feedmill in Wenchang. We use one plant to process the seafood products we produce, and the other plant to process our marine bio and healthcare products.

In addition, we currently lease corporate premises for our new United States headquarters located in Seattle, Washington, consisting of approximately 4,170 square feet from Doncaster Investments NV, Inc. The term of the related lease is sixty months, which term commenced on December 1, 2005. Our monthly payment under the lease is $3,500 per month.

Our properties are in good condition and are sufficient to meet our needs at this time. We do not plan to obtain additional space in the foreseeable future for the above cited plants but we intend to build additional processing facilities.

ITEM 3.	LEGAL PROCEEDINGS

With the exception of the proceeding described below, we are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

On June 1, 2006, a complaint was filed by Bank of China in the Superior Court (Commercial Division) in Quebec, Canada, against certain affiliates of our company in which we were named as a co-defendant in this lawsuit in connection with the bankruptcy proceedings of Upsilon International Commerce Marine (Suci Marine) Inc. (“Upsilon”). In that complaint, Bank of China has made a claim for approximately $1.5 million as a secured creditor of Upsilon. In the complaint, Bank of China also alleged that the transfer of the ownership interest in the debtor to Hainan Fuyan Industrial Investments Company Ltd. and then to Jade Profit Investment Ltd., one of our subsidiaries, was made under fraudulent circumstances, rendering Upsilon insolvent and preventing Bank of China from realizing any outstanding balance of its loan to Upsilon. We believe that the case is without merit, and we intend to defend vigorously against these allegations.

Furthermore, on February 22, 2007 Stag Management Canada Ltd. served an action for recovery of “consulting fees” against HQ Sustainable Maritime Industries Inc, based upon a service agreement. The action was filed in the Quebec Superior Court. The claim is for the sum of US$ 4.75 Million. The Company will vigorously defend this action as being without merit, as no consideration was earned by Stag Management Canada Ltd. We consider this lawsuit as with no merit.

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the Over-The-Counter Bulletin Board system and the National Association of Securities Dealers (NASD) Electronic Bulletin Board under the symbol “HQSB.OB.” The following table sets forth, for the periods indicated, the high and low sale prices for our common stock as reported by the National Quotation Bureau, Inc.

Fiscal Year Ended December 31 (*)	High	Low
2005 First Quarter (January 2005—March 2005)	$6.20	$4.20
Second Quarter (April 2005—June 2005)	$4.80	$2.80
Third Quarter (July 2005—September 2005)	$10.60	$2.40
Fourth Quarter (October 2005—December 2005)	$11.60	$5.80

2006 First Quarter (January 2006—March 2006)	$9.00	$5.20
Second Quarter (April 2006—June 2006)	$8.20	$5.00
Third Quarter (July 2006—September 2006)	$7.60	$5.20
Fourth Quarter (October 2006—December 2006)	$6.00	$3.80

Period following December 31, 2006
January 1 to January 31, 2007	$6.50	$4.60
February 1 to February 28, 2007	$7.6	$4.00

On December 31, 2006, the closing bid price of our common stock was $5.80.

As of December 31, 2006, there were approximately 1,246 holders of record of our common stock.

*	The share prices on this table are presented after reverse split. On January 31, 2007, there was a 1-for-20 reverse stock split. The principal effect of the reverse stock split will be to decrease the number of shares of common stock outstanding from 128,337,120 shares to approximately 6,416,856 shares (not giving effect to rounding up to 100 shares where appropriate). In addition, with respect to employees, directors and other parties eligible for option grants under the Company’s 2004 Stock Incentive Plan or the holders of warrants to acquire our common stock, the reverse stock split will result in a proportionate decrease in the number of shares authorized for issuance under the Company’s 2004 Stock Incentive Plan and the number of shares of common stock issuable upon exercise of outstanding options and warrants, and a proportionate increase in the exercise prices of outstanding options and warrants.

We completed a financing in January 2006, in which we issued to a group of twenty one investors, in a private placement, (1) convertible secured promissory notes bearing interest at 8% per year and maturing on January 25, 2008, in the aggregate principal amount of $5,225,000 with the conversion price of $0.30 ($6.00 after reverse split); (2) Class A warrants, with each warrant giving the right to the holder to purchase one share of our common stock at the exercise price of $0.35 ($7.00 after reverse split) until January 2009 (will be repriced at $6.00 during the first quarter of 2007); and (3) Class B warrants, with each warrant giving the right to the holder to purchase one share of our common stock at the exercise price of $0.40 ($8.00 after reverse split) until January 2011 (will be repriced at $6.00 during the first quarter of 2007). The net proceeds of this financing to us were $4,702,500, after deducting commissions and other costs of this transaction equal to $522,500. At December 31, 2006, the balance due to those investors amounted to $3,028,619. Under the terms of the convertible secured promissory notes, we must repay these notes on a monthly basis until January 25, 2008. We have the option of repaying the notes in cash or in shares of our common stock. As of December 31, 2006, nine monthly repayments have been made, repaying approximately 42% of the originally issued convertible secured promissory notes. The first two repayments were made in cash, and the other ones were made in shares of our common stock.

In addition, effective November 8, 2006, the Company completed a financing transaction with a group of private investors for an amount of $5,000,000, bearing interest at 6.5% per annum. The financing consisted of two components: (a) promissory notes of the Company, in the principal aggregate amount of $5,000,000 due November 1, 2009 and (b) warrants (“Warrants”) registered in the name of each Investor to purchase an aggregate of up to 4,000,000 shares (200,000 after reverse split) of our Common Stock. The

Notes are convertible into shares of the Company’s $0.001 par value Common Stock (the “Common Stock”) at a per share conversion price of $0.25 per share ($5.00 after reverse split), such conversion price to be adjusted after the reverse stock split. The Warrants expire on the fifth 5th anniversary of the effective date of the reverse stock split. The exercise price to acquire a share of Common Stock is equal to the Conversion Price under the Notes, currently at the rate of $0.25 ($5.00 after reverse split) per share of Common Stock, to be adjusted after the reverse stock split.

The reduction in the number of outstanding shares is expected to increase the trading price of our common stock, although we cannot assure you that such price will increase in proportion to the reverse stock split ratio of 1-for-20, if at all. The trading price of our common stock depends on many factors, including many that are beyond our control. The higher stock price may increase investor interest and reduce resistance of brokerage firms to recommend the purchase of our common stock. On the other hand, to the extent that any negative investor sentiment regarding our common stock is not based on our underlying business fundamentals, the reverse stock split might not overcome that sentiment sufficiently to increase our stock price to a level that consistently exceeds the minimum trading prices required by AMEX.

The liquidity of our common stock may be adversely affected by the reduced number of shares outstanding after the reverse stock split. In addition, the split will increase the number of stockholders who own “odd lots,” which consist of blocks of fewer than 100 shares. Stockholders who hold odd lots may be required to pay higher brokerage commissions when they sell their shares and may have greater difficulty in making sales.

The shares of new common stock will be fully paid and non-assessable. The amendment to our Certificate of Incorporation relating to the reverse stock split will not change the terms of our common stock. The shares of the new common stock will have the same voting rights and rights to dividends and distributions and will be identical in all other respects to the common stock now authorized and held by our stockholders. No stockholder’s percentage ownership of common stock will be altered except to the extent that any holder of common stock who would otherwise be entitled to a fractional share of new common stock as a result of the reverse stock split receives one share of the common stock when rounding up. Any stockholder who owns 99 or fewer common shares as a result of the reverse stock split will have the number of new shares to which they are entitled rounded up to 100 shares.

The reduction in the number of outstanding shares will affect the presentation of stockholders’ equity in our balance sheet. Because the par value of the shares of our common stock is not changing as a result of the reverse stock split, our stated capital, which consists of the par value per share of our common stock multiplied by the aggregate number of shares of our common stock issued and outstanding, will be reduced proportionately on the effective date of the reverse stock split. Correspondingly, our additional paid-in capital, which consists of the difference between our stated capital and the aggregate amount paid to us upon the issuance of all currently outstanding shares of our common stock, will be increased by a number equal to the decrease in stated capital.

The reverse stock split is not intended as, and will not have the effect of, a “going private” transaction. We will continue to be subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Recent sales of unregistered securities

During the period covered by this annual report, we have sold securities pursuant to the following transactions, all of which were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).

On January 25, 2006, we issued to a group of private investors (a) convertible secured promissory notes of our company, in the principal aggregate amount of $5,225,000, and (b) Class A and Class B Warrants to purchase shares of our common stock, registered in the name of each investor. All of these securities were issued pursuant to the exemption provided by Section 4(2) under the Securities Act for a transaction not involving a public offering, and Regulation D and Regulation S promulgated thereunder.

On July 28, 2006, we issued 98,388 of our common stock (with an aggregate value of $30,000) to our three independent non-executive directors, Jacques Vallee, Fred Bild and Daniel Too, to satisfy our obligations to pay each such director an annual bonus in shares of our common stock pursuant to our independent non-executive director agreements with them. All of these shares were issued pursuant to the exemption provided by Section 4(2) under the Securities Act for a transaction not involving a public offering.

On July 28, 2006, we issued 170,370 shares of our common stock to Proactive Computer Services Inc. in consideration of financial consulting services rendered to us by that party. All of these shares were issued pursuant to the exemption provided by Section 4(2) under the Securities Act for a transaction not involving a public offering and Regulation D promulgated thereunder.

On July 31, 2006, we issued 176,600 shares of our common stock to Lucky Ventures Resources Limited in consideration of financial consulting services rendered to us by that company. All of these shares were issued pursuant to the exemption provided by Section 4(2) under the Securities Act for a transaction not involving a public offering and Regulation D promulgated thereunder.

On November 8, 2006, we issued to certain private investors (a) convertible promissory notes of our company, in the principal aggregate amount of $5,000,000, and (b) warrants to purchase an aggregate of up to 4,000,000 shares of our common stock (200,000 after reverse split), registered in the name of each investor. All of these securities were issued pursuant to the exemption provided by Section 4(2) under the Securities Act for a transaction not involving a public offering, and Regulation D promulgated thereunder.

On November 24, 2006, we issued 53,571 of our common stock (with an aggregate value of $15,000) to our three independent non-executive directors, Jacques Vallee, Fred Bild and Daniel Too, to satisfy our obligations to pay each such director an annual bonus in shares of our common stock pursuant to our independent non-executive director agreements with them. All of these shares were issued pursuant to the exemption provided by Section 4(2) under the Securities Act for a transaction not involving a public offering.

On December 5, 2006, we issued 128,898 shares of our common stock to Lucky Ventures Resources Limited in consideration of financial consulting services rendered to us by that company. All of these shares were issued pursuant to the exemption provided by Section 4(2) under the Securities Act for a transaction not involving a public offering and Regulation D promulgated thereunder.

Transfer agent

Our transfer agent is American Stock Transfer and Trust Company. Its address is 59 Maiden Lane, Plaza Level, New York, New York 10038.

Dividends

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended December 31, 2006. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-KSB.

General overview

We are a leader in toxin free integrated aquaculture and aquatic product processing, with processing facilities located in Hainan, PRC. We market our products in Asia, America and Europe. We have two processing plants in Hainan, one that processes aquatic products providing toxin-free tilapia and other aquatic products, and the other one that processes marine bio and healthcare products. We seek to expand our operations through additional processing facilities in China and marketing efforts throughout North America and Europe.

Recently, we announced that we had entered into a conditional agreement with the government of Tayang Town in the Province of Hainan, PRC, in order to work with the cooperative farms capable of producing some 20,000 tonnes of live weight tilapia. We expect this agreement to result in doubling the farming capacity available to us. This agreement is conditional on the completion of a financing for the construction of a new feed mill and processing plant in the immediate vicinity of the farms.

Furthermore, we also announced recently that we are strengthening our sales force in the United States by recruiting Mr. Ringstad as our Executive Vice-President Sales and Distribution and Mr. Robert Emel, as our Retail Sales Manager, to oversee our retail and value-added sales and branding. Their experience in servicing the fish industry will impact significantly on the demand for our products.

In addition, from the first quarter of 2004, following our reverse merger with Process Equipment, Inc., we have been operating under the name of HQSM. At that time, we owned 84.4% of HQOF, currently our principal operating subsidiary that processes our seafood products; in August 2004 we acquired the remaining ownership interest that we did not already own in HQOF. The fiscal year-end of Process Equipment prior to the reverse merger was April 30, which was changed to December 31 following the reverse merger. In August 2004, we acquired 100% interest in our current subsidiary Jiahua Marine which operates a marine bio and healthcare plant, including neutraceuticals, in Hainan Province, China.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our Group. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes (“Notes”).

Our principal executive office is located at 1511, Third Avenue, Suite 788, Seattle, Washington, and our telephone number is (206) 621 9888. The URL for our website is http://www.hqfish.com.

Critical accounting policies and estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.

Inventories

Inventories are stated at the lower of cost and net realizable value. Cost is calculated on the weighted average basis and includes all costs to acquire and other costs incurred in bringing the inventories to their present location and condition. We evaluate the net realizable value of its inventories on a regular basis and records a provision for loss to reduce the computed weighted average cost if it exceeds the net realizable value.

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

Concentration of credit risk

Financial instruments that potentially subject our company to significant concentrations of credit risk consist primarily of trade accounts receivable. We perform ongoing credit evaluations with respect to the financial condition of its creditors, but does not require collateral. In order to determine the value of our accounts receivable, we record a provision for doubtful accounts to cover probable credit losses. Our management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable.

Recent developments

On January 31, 2007, we completed a 1-for-20 reverse stock split, and have applied and expect to be listed on the American Stock Exchange by the end of the First Quarter, 2007.

On February 12, 2007, HQSM announced that it will begin direct sales of its “TiLoveYa”(TM) toxin-free brand through the internet. “Ultimate Entrée” is a leader in direct marketing through the internet of superior seafood and meat products. The success as “an event food Headquarters,” as seen through their recent “Super Bowl Special,” works well with the sale of ‘tailgate party’ marketed products such as HQ’s “TailGate TiLoveYa,”(TM) a skin-on boneless TiLoveYa toxin-free product sold by HQSM, ideally suited for barbecue. Regular 1 pound and 1.5 pound bags of HQSM’s boneless skinless fillet will also be marketed on the site and available directly online to Ultimate Entrée’s and HQSM’s clients.

On February 13, 2007, HQSM has agreed to work with the Beijing division of Newly Weds® Foods, Inc. to introduce an exclusive, innovative line of battered and breaded flavored TiLoveYa(TM) fillet products to Chinese consumers. The new product line will use the vast international taste technology of Newly Weds® Foods, Inc., as developed in its China operations, to manufacture value-added breaded TiLoveYa(TM) toxin-free fillet products to consumers in China. Most breaded value-added fish products currently marketed in China and the West suffer in quality from multiple rounds of freezing, deteriorating the taste, juiciness, texture and quality of the product.

Results of Operations—Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Total sales for the year ended December 31, 2006 increased by $11,542 373, or 42% compared to the same period of 2005. Both of our segments contributed significantly to that increase, as higher demand for our products materialized during 2006. Income from operations for the year ended December 31, 2006 increased by 54% when compared to the corresponding period of 2005; that major improvement was due mostly to higher volume of sales with overall similar percentage of gross profit from both of our segments. A net income of $873,964 was generated in 2006, down from $3,254,098 in 2005; that reduction in 2006 is due essentially to non-cash financing costs of approximately $4.8 million which did not occur in 2005. That significant increase in non-cash financing costs is mostly attributable to the warrants amortization costs related to the convertible secured promissory notes issued in January and November 2006, added to the embedded conversion option related to the same notes, which must be recognized in accordance with FAS 123R and EITF 00-27. Had those significant non-cash financing costs not been absorbed in 2006, net income would have improved by approximately 75% for the year ended December 31, 2006, compared to the same period of 2005.

Segments

Manufacturing and selling of health and bio-product

Jiahua Marine is engaged in the manufacturing and selling of marine bio and healthcare products. During the years ended December 31, 2006 and 2005, Jiahua Marine realized sales of $15,302,713 and $9,772,762 respectively, an increase of 57%. The gross profit ratio from this segment was 86% and 85% for the year ended December 31, 2006 and 2005, respectively, and the major expense was advertising, corresponding to 30% and 37% of revenue for the year ended December 31, 2006 and 2005, respectively. The net income contributed by this segment was $7,339,375 and $4,116,399 for the year ended December 31, 2006 and 2005, respectively. The improvement is mostly attributable to an increase in volume with better gross profit margins.

Manufacturing and selling of aquatic products

Our other subsidiary, HQOF, is engaged in the processing and selling of aquaculture products. The revenue contributed by this segment was $23,792,690 and $17,780,268 for the year ended December 31, 2006 and 2005, respectively, an improvement of 34%. The related gross profit ratio of this segment was 17% and 18% for the year ended December 31, 2006 and 2005, respectively. The gross profit ratio dropped slightly due to the increase in cost of raw materials. This segment contributed $1,273,290 and $1,003,857 to net income for the year ended December 31, 2006 and 2005, respectively. The increased activity of this segment in 2006 resulted in the improved profitability for the year.

Operations

Sales. For the year ended December 31, 2006, revenue increased by $11,542,373 or 42% to $39,095,403 from $27,553,030. This improvement in sales resulted from a better performance from both segments in 2006. The sales from the marine bio and healthcare product segment increased by $5,529,951 in 2006 compared to 2005, while the sales from the aquaculture segment improved by $6,012,422 in the same comparative period.

Cost of Sales. Cost of sales increased by $5,914,434 or 37% to $21,917,345 from $16,002,911 for the year ended December 31, 2006, as compared to the twelve months ended December 31, 2005. Since manufacturing and processing costs are proportionally higher in the aquaculture product segment, approximately 87% of the increase was due to the increased activities of that segment. The gross profit ratio increased from 42% for the year ended December 31, 2005 to 44% for the same period of 2006. The overall gross profit ratio increase in the current year is due to the mix of higher volume from the marine bio and healthcare product segment (with higher percentage of gross profit) compared to additional volume from the aquaculture product segment (with lesser percentage of gross profit).

Selling and distribution expenses. Selling and distribution expenses increased by $289,746 or 96% to $591,376 for the year ended December 31, 2006, as compared to 2005. The increase was the result of higher volumes of sales realized in the current year from our two segments, leading to higher transportation costs in 2006, as compared to those of the corresponding period of 2005.

Marketing and advertising expenses. Marketing and advertising expenses increased by $924,508 from $3,623,107 to $4,547,615 for the year ended December 31, 2006 as compared to 2005. The primary factor responsible for that increase was that Jiahua Marine posted more advertisements in 2006 to attract more customers for higher sales; the sales of this particular segment increased by 57% in 2006 compared to the same period of 2005. Furthermore, significant advertising expenditures for the promotion of our bio-products to achieve customer recognition is consistent with industry practices.

General and administrative expenses. For the year ended December 31, 2006, general and administrative expenses increased by $2,251,898 or 93% to $4,673,679, as compared to the corresponding period of 2005. Of that increase, approximately $675,000 was the result of additional branding-related expenses, traveling, investors’ relations and other U.S. headquarter expenses. Jiahua Marine experienced in 2006 an increase of approximately $741,000, due mainly to the upgrading of the plant production standards to meet compliance with the Good Manufacturing Practice (GMP) requirements, and due to increased activity realized the same period. Finally, the $837,000 balance of the increase was due to additional activity realized in the aquaculture segment.

Depreciation and amortization. Depreciation and amortization increased by $68,377 to $1,029,672 for the year ended December 31, 2006 as compared to the previous year, mainly as a result of the amortization of intangible assets related to the purchase of a U.S. distribution network in 2006.

Provision for (Recovery of) doubtful accounts. Doubtful accounts contributed an amount of $706,514 of recovery for the year ended December 31, 2006 compared to a recovery of $340,627 in the corresponding year of 2005. The recovery is the result of favorable settlements with clients on outstanding accounts mostly in the health and bio-product segment during 2006.

Income from operations. Income from operations increased to $7,042,230 in financial year 2006, compared to $4,582,933 in 2005, a 54% improvement. That increase is mostly attributable to increased sales and related gross profit from both our segments in 2006, which was mainly offset by additional general and administrative expenses of $2,251,898, in addition to higher marketing and advertising expenses of $924,508 as described above.

Finance costs. Finance costs increased to $5,183,567 from $360,782 for the year ended December 31, 2006 as compared to the previous year, an increase of $4,822,785. That significant increase was mostly due to the combination of amortization of the future conversion of warrants (non-cash) attributed to investors on the convertible promissory notes of $5,225,000 issued during the first quarter of 2006 and of $5,000,000 issued in the last quarter of 2006, added to the amortization of the embedded conversion option (also non-cash) related to the same notes. Those non-cash related financial costs, amounting to approximately $4,276,000 in 2006 were recognized in accordance with FAS 123R and EITF 00-27. Such amortization costs will recur in 2007, for a lesser amount, quarterly on a pro-rata basis. Finally, carrying interests on those notes amounting to approximately $426,000 were incurred in 2006. No such warrants amortization costs, embedded conversion option amortization and carrying interests were incurred in 2005.

Other expenses. Other expenses decreased from $327,059 to $16,731 for the year ended December 31, 2006, a 95% or $310,328 decrease. That reduction in the current period was the result of insurance premiums and required manpower being reduced on the vessels.

Income before income taxes. Income before income taxes decreased by $2,053,160 to $1,841,932 for the year ended December 31, 2006, from $3,895,092 in 2005. The 2006 significant increase in income from operations of $2,459,297 was offset by $4,822,785 of additional financing costs incurred in the same period; as described above, those costs are temporary and mostly non-cash. Had those additional financing costs not been incurred in 2006, income before income taxes would have improved by more than 71% in 2006, compared to 2005.

Current income tax. Current income taxes increased by $492,326 to $825,418 from $333,092 for the year ended December 31, 2006. During the current year, the aquaculture product segment was profitable and taxable at a rate of 15%, increased from 7.5% in 2005, after expiration of the tax holiday and concession periods.

Deferred income tax. Deferred income tax decreased by $165,352 from $307,902 to $142,550 for the year ended December 31, 2006. The decrease was due to the income tax rate of the aquaculture product segment that went up from 7.5% to 15.0% after expiration of the tax holiday and concession periods.

Net income attributable to shareholders. The net income attributable to shareholders decreased from $3,254,098 for the year ended December 31, 2005, to $873,964 for the year ended December 31, 2006. Although we improved our sales and related gross profits in both segments in 2006, thus generating a 54% increase in income from operations, that income was offset mostly by much higher financing costs which are temporary in nature and mostly non-cash, as described above.

Liquidity and capital resources

Our cash and cash equivalents increased by $6,249,216 during financial year 2006, to $11,389,375. As at December 31,2006, working capital was $22,063,084 compared to $8,434,344 at December 31, 2005. These increases resulted from our operating activities and convertible notes financing that occurred in January 2006 and November 2006, as described below. The funds generated by the operating and financing activities during 2006 were used mainly to support the increase in our business volume, more specifically our receivables and inventories levels.

Total assets increased by $17,435,800, or 71%, to $41,852,480 at December 31, 2006, from $24,416,680 as of December 31, 2005. Shareholders’ equity increased by $11,744,265, or 66%, to $29,605,735 at December 31, 2006, from $17,861,470 as of December 31, 2005.

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

We completed a financing in January 2006, in which we issued to a group of twenty one investors, in a private placement, (1) convertible secured promissory notes bearing interest at 8% per year and maturing on January 25, 2008, in the aggregate principal amount of $5,225,000 with the conversion price of $0.30 ($6.00 after reverse split); (2) Class A warrants, with each warrant giving the right to the holder to purchase one share of our common stock at the exercise price of$0.35 ($7.00 after reverse split) until January 2009 (will be repriced at $6.00 during the first quarter of 2007); and (3) Class B warrants, with each warrant giving the right to the holder to purchase one share of our common stock at the exercise price of $0.40 ($8.00 after reverse split) until January 2011 (will be repriced at $6.00 during the first quarter of 2007). The net proceeds of this financing to us were $4,702,500, after deducting commissions and other costs of this transaction equal to $522,500. At December 31, 2006, the balance due to those investors amounted to $3,028,619. Under the terms of the convertible secured promissory notes, we must repay these notes on a monthly basis until January 25, 2008. We have the option of repaying the notes in cash or in shares of our common stock. As of December 31, 2006, nine monthly repayments have been made, repaying approximately 42% of the originally issued convertible secured promissory notes. The first two repayments were made in cash, and the other ones were made in shares of our common stock.

In addition, we also completed a financing in November 2006, in which we issued to two investors, in a private placement, (1) convertible promissory notes bearing interest at 6.5% and maturing on November 1, 2009, in the principal aggregate amount of $5,000,000 with the conversion price of 0.25 ($5.00 after reverse split) and (2) warrants registered in the name of each investor to purchase an aggregate of up to 4,000,000 shares (200,000 after reverse split) of our common stock, with each warrant giving the right to the holder to purchase one share of our common stock at the exercise price of $0.25 ($5.00 after reverse split) until the fifth anniversary of the effective date of the reverse stock split effectuated. The net proceeds of this financing to us were $4,932,500, after deducting commissions and other costs of this transaction equal to $67,500. The notes are due on November 1, 2009.

We are currently in the process of examining various opportunities to obtain additional credit facilities to help finance our operations, as well as support our additional liquidity requirements related to volume increases that we anticipate might occur in the future, specifically in the inventory and receivables build-up. As of December 31, 2006, we had a loan from a bank in the outstanding principal amount of $1,255,203 bearing an interest rate of 5.58% per annum. We extended the maturity of this loan to April 18, 2007.The Group is in negotiation with the financial institution to extend it for one year, up to December 31, 2007. The loan is secured by a pledge of certain fixed assets held by us and our subsidiaries and is used to support working capital items related to production in China. No assurances can be given that additional debt or equity financing we may require will be available to us or, even if available, that such financing will be on terms favorable to us.

At present, over 53% of our consolidated sales are derived from our five largest clients, and our results of operations therefore depend on a small number of clients. As part of our short and medium-term business plan, including our current efforts to raise funds to support the anticipated expansion of our operations, we intend to invest in our infrastructure to construct a new processing plant and our own organic feed mill. We expect that this will allow us to meet forecasted incremental demand for our products in the United States and Europe. As a result, we plan to develop and serve new clients, which should reduce our dependence on individual clients to more acceptable levels.

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

The current ratio increased to 3.63 times ($30,440,447/$8,377,363) at December 31, 2006, from and 2.3 times ($14,989,554/6,555,210) at December 31, 2005.

Off-Balance Sheet Transactions

We have no off-balance sheet arrangements or transactions with unconsolidated, special purpose entities.

Risk factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this document, before investing in our common stock. If any of the events anticipated by the risks described below occur, our results of operations and financial condition could be adversely affected which could result in a decline in the market price of our common stock, causing you to lose all or part of your investment.

Risks Relating To Our Business

We rely on cooperative suppliers and any adverse changes in these relationships may adversely affect us.

We have developed a network of aquaculture farmers in Hainan Province for the supply of tilapia and shrimp by entering into cooperative supply agreements. Pursuant to the cooperative supply agreements, we are assured the necessary supply of aquatic products that meet our quality standards. The continuance and smooth operations of these cooperative networks are essential in controlling our costs, meeting quality standards and the timely fulfillment of our customer orders. Any adverse change to our cooperative network, including any early termination or non-renewal of any supply agreement or any failure of suppliers to fulfill their obligations under the supply agreements, could have a material adverse effect on our business model, operations and competitiveness.

We may require additional capital in the future, which may not be available on favorable terms or at all.

Our future capital requirements will depend on many factors, including industry and market conditions, our ability to successfully implement our new branding and marketing initiative and expansion of our production capabilities. We anticipate that we may need to raise additional funds in order to grow our business and implement our business strategy. We anticipate that any such additional funds would be raised through equity or debt financings. In addition, we may enter into a revolving credit facility or a term loan facility with one or more syndicates of lenders. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. Even if we are able to raise capital through equity or debt financings, as to which there can be no assurance, the interest of existing shareholders in our company may be diluted, and the securities we issue may have rights, preferences and privileges that are senior to those of our common stock or may otherwise materially and adversely effect the holdings or rights of our existing shareholders. If we cannot obtain adequate capital, we may not be able to fully implement our business strategy, and our business, results of operations and financial condition would be adversely affected.

We depend on our key management personnel, and the loss of any of their services could materially adversely affect us.

Our operations are dependent upon the experience and expertise of a small number of key management personnel, which includes Lillian Wang Li, our Chairman of the Board, Norbert Sporns, our Chief Executive Officer and President, and Harry Wang Hua, our Chief Operating Officer. Lillian Wang Li and Harry Wang Hua are brother and sister, and Ms. Wang Li is married to Norbert Sporns. We do not maintain key man life insurance on the lives of these individuals. The loss of the services of any of them for any reason would have a material adverse effect on our business, and the results of our operations and financial condition, or could delay or prevent us from fully implementing our business strategy.

A few of our customers account for a significant portion of our business.

We have derived, and over the near term we expect to continue to derive, a significant portion of our sales from a limited number of customers. For example, five customers accounted for a total of 53.3% of our consolidated sales for the year ended December 31, 2006, three of which individually accounted for 13.79%, 12.19% and 11.73%, respectively. At December 31, 2006, approximately 46.45% of our trade receivables were from transactions with the above five customers. The loss of any of these customers or non-payment of outstanding amounts due to the company may materially and adversely affect our business, results of operations, financial position and liquidity.

We may be unable to continue to take advantage of the seasonal pricing fluctuation in sales of our products, and we may be adversely affected by the seasonal fluctuation in the prices we earn for our products.

We have experienced seasonal fluctuation in the prices we earn for our products, generally in the range of 15 to 20%. Pricing fluctuation occurs during the winter season when fish farms in the northern part of the PRC suspend production due to cold weather conditions. These weather related disruptions in supply permit us to increase the sales prices of our tilapia products. However, there can be no assurance that such premium pricing, benefiting our profitability, can be maintained in the future. Other factors, such as an increase in the cost of feed, might adversely impact on the cost of fish and lessen our margins and profitability.

Any adverse changes in the supply of our tilapia and other raw materials, including contamination or disease or increased costs of raw materials, may adversely affect our operations or reduce our margins or profits.

We are dependent on the availability of raw materials from Hainan Province and the oceans in that region. The supply of these raw materials can be adversely affected by any material change in the climatic or environmental conditions in and around Hainan Province. In addition, if there is contamination resulting from disease, pollution or other foreign substances, our supply of raw materials could be jeopardized or disrupted. The shortage or lack of raw materials and any consequential change in their cost would, in turn, have a material adverse effect on the cost on our operations and margins and our ability to provide products to our customers.

We may be adversely affected by the fluctuation in raw material prices and selling prices of our products.

Neither our products nor the raw materials we use have experienced any significant price fluctuations in the past, but there is no assurance that they will not be subject to future price fluctuations or pricing control. The products and raw materials we use may experience price volatility caused by events such as market fluctuations or changes in governmental programs. The market price of these raw materials may also experience significant upward adjustment, if, for instance, there is a material under-supply or over-demand in the market. These price changes may ultimately result in increases in the selling prices of our products, and may, in turn, adversely affect our sales volume, revenue and operating profit.

We could be adversely affected by the occurrence of natural disasters in Hainan Province.

From time to time, Hainan Province experiences typhoons, particularly from June through September of any given year. Natural disasters could impede operations, damage infrastructure necessary to our operations or adversely affect the logistical services to and from Hainan Province. The occurrence of natural disasters in Hainan Province could adversely affect our business, the results of our operations, prospects and financial condition, even though we currently have insurance against damages caused by natural disasters, including typhoons, accidents or similar events.

Intense competition from existing and new entities may adversely affect our revenues and profitability.

In general, the aquaculture industry is intensely competitive and highly fragmented. We compete with various companies, many of which are developing or can be expected to develop products similar to ours. For example, 8th Sea–The Organic Seafood Company currently produces and processes tilapia fillets in Brazil’s Parana state. Many of our competitors are more established than we are and have significantly greater financial, technical, marketing and other resources than we presently possess. Some of our competitors have greater name recognition and a larger customer base. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers, and adopt more aggressive pricing policies. We intend to create greater awareness for our brand name so that we can successfully compete with our competitors. We cannot assure you that we will be able to compete effectively or successfully with current or future competitors or that the competitive pressures we face will not harm our business.

Our operating subsidiary must comply with environmental protection laws that could adversely affect our profitability.

We are required to comply with the environmental protection laws and regulations promulgated by the national and local governments of the PRC. Some of these regulations govern the level of fees payable to government entities providing environmental protection services and the prescribed standards relating to the discharge of effluent, or liquid waste. Yearly inspections of waste treatment systems require the payment of a license fee which could become a penalty fee if standards are not maintained. Currently, our plant treats all of its effluent completely to level one, which is consistent with releasing potable water back to the environment, and there is currently no charge being levied. Although our production technologies allow us to efficiently control the level of pollution resulting from our production process, and notwithstanding the fact that we have received evidence of compliance with environmental protection requirements from government authorities, due to the nature of our business, effluent wastes are unavoidably generated in the aquaculture production processes. If we fail to comply with any of these environmental laws and regulations in the PRC, depending on the types and seriousness of the violation, we may be subject to, among other things, warning from relevant authorities, imposition of fines, specific performance and/or criminal liability, forfeiture of profits made, being ordered to close down our business operations and suspension of relevant permits.

Our operations, revenue and profitability could be adversely affected by changes in laws and regulations in the countries where we do business.

The governments of countries into which we sell our products, including the United States, Canada and the European Union, from time to time, consider regulatory proposals relating to raw materials, food safety and market, and environmental regulations, which, if adopted, could lead to disruptions in distribution of our products and increase our operational costs, which, in turn, could affect our profitability. To the extent that we increase our product prices as a result of such changes, our sales volume and revenues may be adversely affected.

Furthermore, these governments may change import regulations or impose additional taxes or duties on certain Chinese imports from time to time. For example, in 2004, the United States government imposed heavy tariffs of more than 100 percent on certain Chinese shrimp exporters. Similar regulations and fees or new regulatory developments may have a material adverse impact on our operations, revenue and profitability.

There could be changes in the policies of the PRC government that may adversely affect our business.

The aquaculture industry in the PRC is subject to policies implemented by the PRC government. The PRC government may, for instance, impose control over aspects of our business such as distribution of raw materials, product pricing and sales. On the other hand, the PRC government may also make available subsidies or preferential treatment, which could be in the form of tax benefits or favorable financing arrangements.

If the raw materials used by us or our products become subject to any form of government control, then depending on the nature and extent of the control and our ability to make corresponding adjustments, there could be a material adverse effect on our business and operating results.

Separately, our business and operating results also could be adversely affected by changes in policies of the Chinese government such as: changes in laws, regulations or the interpretation thereof; confiscatory taxation; restrictions on currency conversion, imports or sources of supplies; or the expropriation or nationalization of private enterprises. Although the Chinese government has been pursuing economic reform policies for approximately two decades to liberalize the economy and introduce free market aspects, there is no assurance that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting China’s political, economic and social life.

Certain political and economic considerations relating to PRC could adversely affect our company.

The PRC is passing from a planned economy to a market economy. The Chinese government has confirmed that economic development will follow a model of market economy under socialism. While the PRC government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the PRC economy is still operating under five-year plans and annual state plans adopted by the government that set down national economic development goals. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the economy. Many of the economic reforms are unprecedented or experimental for the PRC government, and are expected to be refined and improved. Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or future business development. Our operating results may be adversely affected by changes in the PRC’s economic and social conditions as well as by changes in the policies of the PRC government, which we may not be able to foresee, such as changes in laws and regulations (or the official interpretation thereof), measures which may be introduced to control inflation, changes in the rate or method of taxation, and imposition of additional restrictions on currency conversion.

The recent nature and uncertain application of many PRC laws applicable to us create an uncertain environment for business operations and they could have a negative effect on us.

The PRC legal system is a civil law system. Unlike the common law system, such as the legal system used in the United States, the civil law system is based on written statutes in which decided legal cases have little value as precedents. In 1979, the PRC began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in the PRC and to regulate foreign investment. Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could have a negative impact on our business and business prospects. In addition, as these laws, regulations and legal requirements are relatively recent, their interpretation and enforcement involve significant uncertainty.

If relations between the United States and China worsen, our stock price may decrease and we may have difficulty accessing the U.S. capital markets.

At various times during recent years, the United States and China have had disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China could adversely affect the market price of our common stock and our ability to access U.S. capital markets.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. Currently, the Renminbi is not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans and corporate debt obligations denominated in foreign currencies.

The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain of our expenses as they come due.

The fluctuation of the Renminbi may materially and adversely affect your investment.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. Any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from this offering of our common stock into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations.

Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi we convert would be reduced. Any significant devaluation of Renminbi may reduce our operation costs in U.S. dollars but may also reduce our earnings in U.S. dollars. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

Since 1994 the PRC has pegged the value of the Renminbi to the U.S. dollar. We do not believe that this policy has had a material effect on our business. There can be no assurance that Renminbi will not be subject to devaluation. We may not be able to hedge effectively against Renminbi devaluation, so there can be no assurance that future movements in the exchange rate of Renminbi and other currencies will not have an adverse effect on our financial condition.

In addition, there can be no assurance that we will be able to obtain sufficient foreign exchange to pay dividends or satisfy other foreign exchange requirements in the future.

It may be difficult to effect service of process and enforcement of legal judgments upon our company and our officers and directors because some of them reside outside the United States.

As our operations are presently based in China and some of our key directors and officers reside outside the United States, service of process on our key directors and officers may be difficult to effect within the United States. Also, substantially all of our assets are located outside the United States and any judgment obtained in the United States against us may not be enforceable outside the United States. We have appointed Norbert Sporns, our Chief Executive Officer and President, as our agent to receive service of process in any action against our company in the United States.

Risks Relating to our Common Stock

There are a large number of shares underlying our secured convertible notes and warrants that may be available for future sale and the sale of these shares may depress the market price of our common stock.

As of December 31, 2006, we had 128,337,120 shares of common stock issued and outstanding (6,416,856 shares after reverse split). All the following number of shares are shown after the reverse split. As of December 31, 2006, we also had secured convertible promissory notes outstanding that may be converted into an estimated 1,504,770 shares of our common stock, and related Class A warrants to purchase up to 393,750 shares of our common stock, Class B warrants to purchase up to 480,833 shares of our common stock, Class C warrants to purchase 105,825 shares of our common stock, Class D warrants to purchase 167,200 shares of our common stock, stock purchase warrants to purchase 2,500 shares of our common stock and other stock purchase warrants to purchase 200,000 shares of the common stock in connection with the November 2006 notes financing. These shares, including all of the shares issuable upon conversion of the secured convertible notes and upon exercise of our warrants, may be sold into the market place currently or in the next two years. The sale of these shares may adversely affect the market price of our common stock.

Our principal stockholders, current executive officers and directors own a significant percentage of our company and will be able to exercise significant influence over our company.

Our executive officers and directors and principal stockholders together will beneficially own approximately 97% of the total voting power of our outstanding voting capital stock. In particular, our three largest shareholders, Mr. Sporns, Ms. Wang Li and Mr. Wang Hua, are family members who share approximately 97% of the total voting power of our Company. Ms. Wang Li is the wife of Mr. Sporns and Mr. Wang Hua is the brother of Ms. Wang Li. These stockholders will be able to determine the composition of our Board of Directors, will retain the voting power to approve all matters requiring stockholder approval and will continue to have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the market price of the common stock or prevent our stockholders from realizing a premium over the market prices for their shares of common stock.

Selected financial data

The following information has been summarized from financial information included elsewhere and should be read in conjunction with such financial statements and notes thereto.

Summary of Statements of Operations of HQSM

Year Ended December 31, 2006 and 2005

	December 31, 2006	December 31, 2005
Sales	$39,095,403	$27,553,030
Gross Profit	$17,178,058	$11,550,119
Net Income	$873,964	$3,254,098
Net Income Per Share, basic (After reverse split)	$0.145	$0.633

Summary of Balance Sheets of HQSM as at December 31, 2006 and 2005

	December 31, 2006	December 31 2005
Working Capital	$22,063,084	$8,434,344
Total Assets	$41,852,480	$24,416,680
Stockholders’ Equity	$29,605,735	$17,861,470

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE

WITH LIMITED LIABILITY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

HQ Sustainable Maritime Industries, Inc. and Subsidiaries in State of Delaware

We have audited the accompanying consolidated balance sheets of HQ Sustainable Maritime Industries, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Certified Public Accountants

Rochester, New York
March 19, 2007

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE

WITH LIMITED LIABILITY)

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2006 AND 2005

ASSETS

	December 31, 2006	December 31, 2005
CURRENT ASSETS
Cash and cash equivalents	$11,389,375	$5,140,159
Trade receivables, net of provisions	17,957,521	8,550,358
Inventories	708,858	557,464
Prepayments	384,693	131,864
Due from related parties, net of provisions	—	526,195
Tax recoverable	—	83,514

TOTAL CURRENT ASSETS	30,440,447	14,989,554

OTHER ASSETS
Deferred tax	817,577	926,623
Deferred expenses	1,305,197	500,000

	2,122,774	1,426,623

PROPERTY, PLANT AND EQUIPMENT, NET	7,619,606	8,000,503

CONSTRUCTION IN PROGRESS	1,196,453	—

INTANGIBLE ASSETS	473,200	—

TOTAL ASSETS	$41,852,480	$24,416,680

The accompanying notes are an integral part of the consolidated financial statements

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE

WITH LIMITED LIABILITY)

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2006 AND 2005

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2006	December 31, 2005
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,822,510	$2,617,446
Bank loans	1,255,203	1,726,264
Taxes payable	175,160	73,245
Due to related parties	198,553	787,716
Due to directors	1,698,265	1,350,539
Current portion of promissory notes	1,227,672	—

TOTAL CURRENT LIABILITIES	8,377,363	6,555,210

OTHER LIABILITIES
Convertible promissory notes, net of discount	3,869,382	—

TOTAL LIABILITIES	12,246,745	6,555,210

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 100,000 shares issued and outstanding	100	100
Common stock, $0.001 par value, 200,000,000 shares authorized, 6,416,856 (after reverse split) and 116,105,225 shares issued and outstanding as of December 31, 2006 and December 31, 2005 Respectively	6,417	116,105
Additional paid-in capital	25,441,626	15,574,752
Accumulated other comprehensive income	1,612,366	499,251
Retained earnings (Deficit)	(683,846)	(314,583)
Appropriation of retained earnings (reserves)	3,229,072	1,985,845

TOTAL SHAREHOLDERS’ EQUITY	29,605,735	17,861,470

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$41,852,480	$24,416,680

The accompanying notes are an integral part of the consolidated financial statements

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE

WITH LIMITED LIABILITY)

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
SALES	$39,095,403	$27,553,030
COST OF SALES	21,917,345	16,002,911

GROSS PROFIT	17,178,058	11,550,119
SELLING AND DISTRIBUTION EXPENSES	591,376	301,630
MARKETING AND ADVERTISING	4,547,615	3,623,107
GENERAL AND ADMINISTRATIVE EXPENSES	4,673,679	2,421,781
DEPRECIATION AND AMORTIZATION	1,029,672	961,295
(RECOVERY OF) PROVISION FOR DOUBTFUL ACCOUNTS	(706,514)	(340,627)

INCOME FROM OPERATIONS	7,042,230	4,582,933
FINANCE COSTS	5,183,567	360,782
OTHER EXPENSES	16,731	327,059

INCOME BEFORE INCOME TAXES	1,841,932	3,895,092
INCOME TAXES
CURRENT	825,418	333,092
DEFERRED	142,550	307,902

NET INCOME ATTRIBUTABLE TO SHAREHOLDERS	$873,964	$3,254,098

NET INCOME PER SHARE
– BASIC (AFTER REVERSE SPLIT)	$0.145	$0.633
– DILUTED (AFTER REVERSE SPLIT)	$0.145	$0.630

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING – BASIC (AFTER REVERSE SPLIT)	6,009,682	5,138,218

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING – DILUTED (AFTER REVERSE SPLIT)	6,038,123	5,165,613

The accompanying notes are an integral part of the consolidated financial statement

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE

WITH LIMITED LIABILITY)

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common Stock
	Share		Preferred Stock		Additional
	(after reverse split)	Par Value	Share	Par Value	Capital
Balance at January 1, 2005	95,055,123	$95,055	—	$—	$13,099,205

Issuance of common stock	21,050,102	21,050	—	—	2,375,647
Issuance preferred stock	—	—	100,000	100	99,900
Net income for the year	—	—	—	—	—
Transfer to reserve	—	—	—	—	—

Balance at December 31, 2005	116,105,225	$116,105	100,000	$100	$15,574,752

Adjustment of reverse split	(110,299,964)	(110,300)			110,300
Issuance of common stock and warrants	611,595	612	—	—	9,756,574
Net income for the year	—	—	—	—	—
Transfer to reserve	—	—	—	—	—

Balance at December 31, 2006	6,416,856	$6,417	100,000	$100	$25,441,626

The accompanying notes are an integral part of the consolidated financial statement

	Appropriation of retained earnings (reserves)	Accumulated other comprehensive income	Retained earnings (deficit)	Total
Balance at January 1, 2005	$1,146,316	$—	$(2,729,152)	$11,611,424

Issuance of common stock	—	—	—	2,396,697
Issuance of preferred stock	—	—	—	100,000
Net income for the year	—	—	3,254,098	3,254,098
Transfer to reserve	839,529	—	(839,529)	—
Foreign currency translation adjustment	—	499,251	—	499,251

Balance at December 31, 2005	$1,985,845	$499,251	$(314,583)	$17,861,470

Issuance of common stock and warrants	—	—	—	9,757,186
Net income for the year	—	—	873,964	873,964
Transfer to reserve	1,243,227	—	(1,243,227)	—
Foreign currency translation adjustment	—	1,113,115	—	1,113,115

Balance at December 31, 2006	$3,229,072	$1,612,366	$(683,846)	$29,605,735

The accompanying notes are an integral part of the consolidated financial statements

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE

WITH LIMITED LIABILITY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
OPERATING ACTIVITIES
Net income	$873,964	$3,254,098
Non-cash items:
Depreciation and amortization	1,029,672	961,295
Loss on disposal of property, plant and equipment	5,791	105,476
Financial and other non-cash services	5,887,249	—
Deferred income taxes	109,046	283,167

Change in non-cash working capital items:
Trade receivables, net of provisions	(9,407,163)	(3,116,268)
Inventories	(151,394)	(328,900)
Prepayments	(252,829)	(129,932)
Tax recoverable	185,429	71,334
Accounts payable and accrued expenses	1,205,064	(1,587,184)
Due to related parties	(62,968)	563,035
Due to directors	347,726	1,141,175

Cash flow (used in) from operating activities	(230,413)	1,217,296

INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(281,502)	(15,401)
Acquisition of deferred expenses	(983,060)	(500,000)

Construction in progress	(1,196,453)	—
Acquisition of intangible assets	(550,000)	—

Cash flow used in investing activities	(3,011,015)	(515,401)

FINANCING ACTIVITIES
Bank loans	(471,061)	(2,731,567)
Convertible promissory notes issued, net of cash repayments	9,112,554	—
Proceed from issuance of common stock	32,300	2,141,275

Cash flow from (used in) financing activities	8,673,793	(590,292)

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,432,365	111,603
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	816,851	477,051
Cash and cash equivalents, beginning of year	5,140,159	4,551,505

Cash and cash equivalents, end of year	$11,389,375	$5,140,159

SUPPLEMENTARY CASH FLOWS DISCLOSURES
Interest paid	$227,543	$230,090

Taxes paid	$653,479	$260,749

The accompanying notes are an integral part of the consolidated financial statements

HQ SUSTAINABLE MARITIME INDUSTRIES, INC.

(INCORPORATED IN THE STATE OF DELAWARE

WITH LIMITED LIABILITY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

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

Further, as previously disclosed in the above current report, effective August 17, 2004, HQSM caused Jade Profit Investment Limited, its wholly-owned subsidiary, to acquire the minority equity interest equal to 15.58% that Jade did not already own in Hainan Quebec Ocean Fishing Company Limited, HQSM’s principal operating subsidiary. This purchase was effected by Jade pursuant to the Purchase Agreement, dated as of August 17, 2004, between Jade and Hainan Fuyuan Investment Company Limited, the holder of the minority equity interest of HQOF being acquired by Jade. Jade has previously obtained all requisite governmental approvals in the PRC in order to consummate this transaction.

The Group is principally engaged in the vertically integrated business of aquaculture through cooperative supply agreements, ocean product harvesting, and processing and sales of farm-bred and ocean harvested aquatic products. The principal products of HQOF are cross-bred hybrid of tilapia and white-legged shrimp exporting, directly and indirectly, to the United States, Canada, Japan and European countries. The major market is for export.

The Group has also engaged in the production and sales of marine bio-products and healthcare products in the PRC. The principal products of Jiahua Marine Bio-Product Company Limited (100% hold subsidiary of Sealink) are Shark Cartilage Capsule, Shark Liver Oil and Shark Liver (Soft gel). The major market is domestic in the PRC.

2. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of HQSM and all its subsidiaries (“The Group”). All material inter-company accounts and transactions have been eliminated. The consolidated financial statements are prepared in accordance with generally accepted accounting principles used in the United States of America.

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

Buildings and leasehold improvement	10 - 40 years
Plant and machinery	5 - 10 years
Motor vehicles	5 years
Office equipment and furnishings	5 years

D. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including cash, receivables, accounts payable and accrued expenses and debt, approximates their fair value at December 31, 2006 and 2005 due to the relatively short-term nature of these instruments.

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

H. FOREIGN CURRENCY TRANSLATION

We follow SFAS No. 52, “Foreign Currency Translation”, for both the translation and remeasurement of balance sheet and income statement items into U.S. dollars. Resulting translation adjustments are reported as a separate component of accumulated comprehensive income (loss) in stockholders’ equity.

The Group maintains its books and accounting records in Renminbi (“RMB”), the PRC’s currency, being the functional currency. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date. Any translation gains (losses) are recorded in exchange reserve as a component of shareholders’ equity.

On January 1, 1994, the PRC government introduced a single rate of exchange as quoted daily by the People’s Bank of China (the “Unified Exchange Rate”). The quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with supplier’s invoices, shipping documents and signed contracts.

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

K. EMPLOYEES’ BENEFITS

Mandatory contributions are made to the Government’s health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the statement of income in the same period as the related salary cost.

L. SEGMENTS

No geographical segment analysis is provided for the year ended December 31, 2006 and 2005, as less than 10% of consolidated revenue and less than 10% consolidated income from operations is attributable to the segment other than the Mainland China.

Business Segment for the year ended December 31, 2006

	Aquaculture Products	Health and Bio-products	Unallocated Items	Consolidation
Sales to external customers	$23,792,690	$15,302,713	$—	$39,095,403

General and administrative expenses	1,264,378	883,197	2,526,104	4,673,679
Depreciation and amortization	632,525	301,191	95,956	1,029,672
Selling and distribution expenses	233,641	357,735	—	591,376
Marketing and advertising	—	4,547,615	—	4,547,615
Finance costs	(10,201)	73,153	5,120,615	5,183,567
Provision/(recovery) of doubtful accounts	193,896	(900,410)	—	(706,514)
Income before income taxes	1,733,928	7,846,704	(7,738,700)	1,841,932
Income taxes	460,638	507,330	—	967,968
Net income/(loss) for the year	$1,273,290	$7,339,374	$(7,738,700)	$873,964

Segment assets	$24,019,621	$16,270,332	$1,562,527	$41,852,480

Segment liabilities	$1,810,912	$2,388,875	$8,046,958	$12,246,745

Business Segment for the year ended December 31, 2005

	Aquaculture Products	Health and Bio-products	Unallocated Items	Consolidation
Sales to external customers	$17,780,268	$9,772,762	$—	$27,553,030

General and administrative expenses	427,813	142,482	1,851,486	2,421,781
Depreciation and amortization	650,804	304,719	5,772	961,295
Selling and distribution expenses	157,570	144,060	—	301,630
Marketing and advertising	—	3,623,107	—	3,623,107
Finance costs	227,701	124,173	8,908	360,782
Provision/(recovery) of doubtful accounts	91,276	(431,903)	—	(340,627)
Income before income taxes	1,357,080	4,404,169	(1,866,157)	3,895,092
Income taxes	353,223	287,771	—	640,994
Net income/(loss) for the year	$1,003,857	$4,116,398	$(1,866,157)	$3,254,098

Segment assets	$14,212,919	$9,059,564	$1,144,197	$24,416,680

Segment liabilities	$3,070,504	$2,106,884	$1,377,822	$6,555,210

M. COMPREHENSIVE INCOME

The Group has adopted the provisions of Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general-purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

N. CONCENTRATION OF CREDIT RISK

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

O. SHIPPING AND HANDLING COSTS

Shipping and handling costs are classified as cost of sales and are expensed as incurred.

P. ADVERTISING COSTS

Advertising costs are expensed as incurred.

Q. NET INCOME PER COMMON SHARE

Net income per common share is computed in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per common share is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding for each period. Diluted earnings per common share is calculated by adjusting the weighted-average shares outstanding assuming conversion of all potentially dilutive convertible securities.

R. DEFERRED EXPENSES

Deferred expenses represent essentially (1) the unamortized portion of finders’ fees related to the convertible promissory notes issued in January and November 2006, and (2) payments to consultants in 2006 in regards to a financing estimated to be completed in 2007.

S. RECENT PRONOUNCEMENTS

Prior to January 1, 2005, we accounted for stock-based compensation to non-employees (directors, investors, consultants) in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost for all stock-based awards was measured at the grant date based on the value of the award and was recognized as expense over the service period for awards that were expected to vest.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for fiscal years beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Company has adopted SFAS 154 and believes that the impact on its consolidated financial statements is immaterial for the year ended December 31, 2006.

In November 2005, the FASB issued Staff Position (“FSP”) FAS115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP is effective for reporting periods beginning after December 15, 2005. We do not believe the adoption of this FSP will have a material impact on our financial statements.

In November 2005, the FASB issued FSP FAS123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), Share-Based Payment, or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. We do not believe the adoption of this FSP will have a material impact on our financial statements.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) (“FIN 48”), which clarifies the relevant criteria and approach for the recognition, de-recognition and measurement of uncertain tax positions. FIN 48 will be effective for the Company beginning January 1, 2007. We do not expect the adoption of FIN 48 to have a material impact on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company beginning January 1, 2008. We are currently in the process of assessing the provisions of SFAS No. 157 and determining how this framework for measuring fair value will affect our current accounting policies and procedures and our financial statements. We have not determined whether the adoption of SFAS No. 157 will have a material impact on our consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS

158 is effective for an employer with publicly traded equity securities as of the end of the first fiscal year ending after December 15, 2006. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, effective for fiscal years ending after December 15, 2008. As such, the Company is required to recognize the funded status of its defined benefit postretirement plan and to provide the required disclosures at the beginning of the fiscal year ended June 30, 2009. The Company is currently evaluating the impact of SFAS 158 on its financial statements.

4. TRADE RECEIVABLES

The Group’s trade receivables at December 31, 2006 and 2005 are summarized as follows:

	2006	2005
Trade receivable	$18,017,387	$9,287,360
Less: Allowance for doubtful accounts	59,866	737,002

	$17,957,521	$8,550,358

The activity in the Group’s allowance for doubtful accounts during the year ended December 31, 2006 and 2005 is summarized as follows:

	2006	2005
Balance at beginning of year	$737,002	$1,056,859
Less: recovery during the year	(706,514)	(340,627)
Exchange difference transfer to exchange reserve	29,378	20,770

Balance at end of year	$59,866	$737,002

5. PROPERTY, PLANT AND EQUIPMENT, NET

	2006	2005
Cost:
Buildings and leasehold improvement	$3,103,514	$2,884,010
Plant and machinery	8,784,507	8,336,665
Motor vehicles	83,642	55,993
Office equipment and furnishings	157,021	135,552

	12,128,684	11,412,220
Less: Accumulated depreciation:
Buildings and leasehold improvement	444,143	357,734
Plant and machinery	3,916,222	2,929,515
Motor vehicles	40,780	35,877
Office equipment and furnishings	107,933	88,591

	4,509,078	3,411,717

Property, plant and equipment, net	$7,619,606	$8,000,503

Depreciation expenses relating to property, plant and equipment was $952,872 and $961,295 for the year ended December 31, 2006 and 2005, respectively.

6. INVENTORIES

The Group’s inventories at December 31, 2006 and 2005 are summarized as follows:

	2006	2005
Raw materials	$62,560	$63,822
Work-in-progress	109,859	23,082
Finished goods	536,439	470,560

	$708,858	$557,464

7. PREPAYMENT

The Group’s prepayment at December 31, 2006 and 2005 are summarized as follows:

	2006	2005
Advances to suppliers	$281,780	$1,888
Prepaid expenses	102,913	129,976

	$384,693	$131,864

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2006 and 2005 are summarized as follows:

	2006	2005
Accounts payable	$414,652	$273,101
Accrued expenses	3,407,858	2,344,345

	$3,822,510	$2,617,446

9. BANK LOANS

As at December 31, 2006, the Group has an expired loan from bank at an amount of $1,255,203 bearing an interest of 5.58% per annum. The Company has extended the maturity of this loan to April 18, 2007. The loans were secured by the pledge of certain fixed assets held by the Group and its subsidiaries.

10 RELATED PARTY TRANSACTIONS

The net amounts due to related parties at December 31, 2006 and December 31, 2005 are non-interest bearing and are without terms of maturity. They consist mainly of net advances from shareholders of the Company and are shown in the current liabilities as management expects those advances to be repaid during the next year.

11 CONVERTIBLE PROMISSORY NOTES AND WARRANTS

Effective January 25, 2006, the Company closed on a financing transaction with a group of private investors for an amount of $5,225,000. After deducting commissions and other costs of the offering of $522,500, the Company received net proceeds of $4,702,500.

The Notes are due January 25, 2008. The Notes are convertible into shares of the Company’s Common Stock at a per share conversion price at the rate of $6.00 per share of Common Stock (after reverse split). The Company follows EITF 00-27, the issue 98-5 model in recording the convertible notes and warrants in its financial statements. The Notes shall accrue interest on the principal amount at a rate per annum of eight percent (8%) from January 25, 2006 and shall be payable, in arrears, subject to the terms and conditions of the Notes, together with principal amount payments, on January 25, 2008.

One Class A Warrant and one Class B Warrant will be issued for each two shares of Common Stock which would be issued on the Closing Date assuming the complete conversion of the Note issued on the Closing Date at the rate of $6.00 per share of Common Stock. The exercise price to acquire a share of Common Stock upon exercise of a Class A Warrant shall be $7.00 (to be repriced at $6.00 in 2007). The exercise price to acquire a share of Common Stock upon exercise of a Class B Warrant shall be $8.00 ( to be repriced at $6.00 in 2007). The Class A Warrants shall be exercisable until January 25, 2009 (three (3) years after the closing of the financing). The Class B Warrants shall be exercisable until January 25, 2011 (five (5) years after the closing of the financing). The Company also issued certain Finders’ Warrants to purchase 1,741,667 shares of Common Stock (87,083 shares after reverse split) similar to and carrying the same rights as the Class B Warrants issuable to the Investors.

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

Furthermore,effective November 8, 2006, the Company completed another financing transaction with a group of private investors for an amount of $5,000,000, bearing interest at 6.5% per annum. The financing consisted of two components: (a) promissory notes of the Company, in the principal aggregate amount of $5,000,000 due November 1, 2009 and (b) warrants registered in the name of each Investor to purchase an aggregate of up to 4,000,000 shares (200,000 after reverse split) of our Common Stock. The Notes are convertible into shares of the Company’s$0.001 par value Common Stock at a per share conversion price of $0.25 per share ($5.00 after reverse split), such conversion price to be adjusted after the reverse stock split. The Warrants expire on the fifth 5 th anniversary of the effective date of the reverse stock split. The exercise price to acquire a share of Common Stock is equal to the Conversion Price under the Notes, currently at the rate of $0.25 ($5.00 after reverse split) per share of Common Stock, to be adjusted after the reverse stock split.

12. INCOME TAXES

HQOF, registered in the PRC, is subject to state and local income taxes within the PRC at the applicable tax rate as reported in their PRC statutory financial statements in accordance with the relevant income tax laws applicable to wholly-owned foreign enterprises. HQOF was subject to a tax rate of 7.5% from the years of 2003 to 2005. HQOF was entitled to a two-year tax free and three-year half-tax holidays from 2001 commencing with its first profit-making year. Furthermore, the other wholly-owned subsidiary Jiahua Marine enjoys the two-year tax free and three-year half-tax holidays from 2003 commencing with its first profit-making year. Jiahua Marine was subject to a tax rate of 7.5% up to December 2006. The reconciliation of the effective income tax rate of the Company to the statutory income tax rate in the PRC for the year ended December 31, 2006 is as follows:

	HQOF	Jiahua Marine
Statutory tax rate	15.0%	15.0%
Tax holidays and concessions	—%	(7.5%)

Effective tax rate	15.0%	7.5%

The Group’s income before income taxes was comprised of the following for the year ended December 31, 2006 and 2005, respectively:

	2006	2005
United States	$(7,515,611)	$(1,657,206)
Canada	(187,602)	(203,521)
PRC	9,545,145	5,755,819

	$1,841,932	$3,895,092

Income taxes are calculated on a separate entity basis. There currently is no tax benefit or burden recorded for the United States or Canada. The provisions for income taxes for the year ended December 31, 2006 and 2005, respectively, are summarized as follows:

	2006	2005
PRC only:
Current	$825,418	$333,092
Deferred	142,550	307,902

	$967,968	$640,994

Taxes recoverable(payable) as at December 31, 2006 and 2005 comprise the following:

	2006	2005
Balance at January 1	$10,269	$—
Income tax provided for the year	(825,418)	287,771
Income tax paid during the year	653,479	(215,428)
Exchange difference transfer to exchange reserve	(13,490)	902

Balance at December 31	$(175,160)	$73,245

13. DEFERRED TAX

Deferred tax assets as at December 31, 2006 and 2005 comprise the following:

	2006	2005
Balance at January 1	$926,623	$1,209,790
Deferred tax written off for the year	(142,550)	(307,902)
Exchange difference transfer to exchange reserve	33,504	24,735

Balance at December 31	$817,577	$926,623

Deferred taxation is calculated under the liability method in respect of taxation effect arising from all timing differences, which are expected with reasonable probability to crystallize in the foreseeable future.

14. APPROPRIATION OF RETAINED EARNINGS (RESERVES)

The reserves are comprised of the following:

	2006	2005
Statutory surplus reserve	$2,128,084	$1,299,266
Public welfare reserve	1,064,042	649,633
Capital reserve	36,946	36,946

	$3,229,072	$1,985,845

The reserves are disclosed separately in the statement of changes in equity as appropriation of retained earnings. Pursuant to the relevant laws and regulations of Wholly Owned Foreign Enterprises, the profits of the Companies, which are based on their PRC statutory financial statements, are available for distribution in the form of cash dividends after they have satisfied all the PRC tax liabilities, provided for losses of previous years, and made appropriations to reserves, as determined by the Board of Directors in accordance with the PRC accounting standards and regulations.

As stipulated by the relevant laws and regulations for enterprises operating in the PRC, HQOF and Jiahua Marine (both wholly-owned foreign enterprises) are required to make annual appropriations to two reserves, consisting of the statutory surplus reserve and public welfare reserve . In accordance with the relevant PRC regulations and the articles of association of the respective companies, the companies are required to allocate a certain percentage of their net income, as determined in accordance with the PRC accounting standards applicable to the companies, to the statutory surplus reserve until such reserve reaches 50% of the registered capital of the companies.

Net income as reported in the US GAAP financial statements differs from that reported in the PRC statutory financial statements. In accordance with the relevant laws and regulations in the PRC, profits available for distribution are based on the statutory financial statements. If HQOF has foreign currency available after meeting its operational needs, HQOF may make its profit distributions in foreign currency to the extent foreign currency is available. Otherwise, it is necessary to obtain approval and convert such distributions at an authorized bank.

15. EMPLOYEE STOCK OPTION PLAN

In December 2004, our Board of Directors ratified grants of non-qualified stock options to purchase shares of our common stock under our Stock Option Plan to some of our executive officers and directors, who qualify as employees for valuation purposes, as well as to several of our employees. The following number of share options and related values are shown after giving effect to the reverse stock split that occurred in January 2007. Each of these new stock options have up to a ten-year term, are subject to the terms and conditions of the Plan, and have an exercise price of $5.60. Specifically, Norbert Sporns, our Chief Executive Officer, President and director, received 25,000 stock options. Lillian Wang, the Chairman of our Board of Directors, received 25,000 stock options. Harry Wang, our Chief Operating Officer, director and brother of Ms. Wang, received 25,000 stock options; and Fusheng Wang, director (who resigned in 2006) and Honorary Chairman and father of Ms. Wang, received 50,000 stock options. Together, Norbert Sporns, Harry Wang and Lillian Wang also indirectly control the majority of capital stock of HQSM. The stock options granted to each of them, as well as to Fusheng Wang, were fully vested when granted. In addition, our Chief Financial Officer, Jean-Pierre Dallaire, received 10,000 stock options. Mr. Dallaire’s options were vested in 2004 as to 50% of the grant , with the remaining 50% vesting as follows: 1/3 on June 16, 2005, 1/3 on June 16, 2006, and the remaining 1/3 on June 16, 2007. Further, at the same date, our Board of Directors ratified grants of stock options to thirteen other employees of HQSM. These stock options were vested then as to 50% of each individual grant, with the remaining 50% vesting as follows: 1/3 on June 16, 2005, 1/3 on June 16, 2006, and the remaining 1/3 on June 16, 2007. In the case of one of the employees, the stock options were fully vested when granted.

Our Board of Directors believes that these stock option grants will help our company to continue to attract, retain and motivate our employees, directors and executive officers. In connection with these grants, our board of directors reserved 250,000 shares for issuance under the Plan. In addition, pursuant to the provisions of the Plan, our Board of Directors delegated the full power and authority to administer the Plan, in accordance with its terms, to our Compensation Committee presently consisting of Fred Bild, an independent director, and Daniel Too, also an independent director of HQSM.

Information concerning the plan incentive and non-qualified stock options is as follows:

	Options Shares	Options Price Per Share
December 31, 2004 (Vested)	200,000	$5.60

Options vested	16,667	$5.60
Options cancelled/forfeited	—
Options exercised	10,000	$5.60

December 31, 2005 (Vested)	206,667	$5.60

Options vested	16,667	$5.60
Options canceled/forfeited	—
Options exercised	25,000	$5.60

December 31, 2006 (Vested)	198,334	$5.60

The table below summarizes information with respect to stock options outstanding as of December 31, 2006:

Exercise Price	Options Outstanding	Remaining Contractual Life	Options Exercisable	Exercise Price of Exercisable Options
$5.60	198,334	Up to June 2014	198,334	$5.60

The aggregate intrinsic value of the options outstanding as at December 31, 2006 is $39,667. Since no options were granted in 2005 and 2006, the weighted average fair value of options granted under the plan during fiscal years 2006 and 2005 was $NIL and $NIL, respectively.

The Company has ceased to follow Accounting Principles Board Opinion (APBO) No. 25 and related interpretations in accounting for its stock-based compensation made to its employees. APBO No. 25 requires no recognition of compensation expense for most of the stock-based compensation arrangements provided by the Company, namely, broad-based employee stock purchase plans and option grants where the exercise price is equal to or less than the market value at the date of grant. However, APBO No. 25 requires recognition of compensation expense for variable award plans over the vesting periods of such plans, based upon the then-current market values of the underlying stock. In contrast, Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123”, requires recognition of compensation expense for grants of stock, stock options, and other equity instruments, over the vesting periods of such grants, based on the estimated grant-date fair values of those grants. The Company generally uses the straight-line method of amortization for stock-based compensation.

Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company’s net income and net income per share would have been increased to the following pro forma amounts:

	For the years ended December 31,
	2006	2005
Net income
As reported	$873,964	$3,254,098
Pro forma	$873,964	$3,254,098
Earnings per share, basic (after reverse split)
As reported	$0.145	$0.633
Pro forma	$0.145	$0.630

16. SIGNIFICANT CONCENTRATION

The Group grants credit to its customers, generally on an open account basis. The Group’s five largest customers accounted for 53.3% of the consolidated sales for the year ended December 31, 2006. Of those five customers, three are in excess of 10% of consolidated sales, 13.8%, 12.2% and 11.7% of consolidated sales, or an aggregate of 37.7%.

At December 31, 2006, approximately 46.45% of trade receivables were from trade transactions with the aforementioned five largest customers.

For the year ended December 31, 2005, the Group’s five largest customers accounted for 62.6% of the consolidated sales for the year. Of those five customers, three were in excess of 10& of consolidated sales, with 17.0%, 14.6% and 13.7% of the consolidated sales, or an aggregate of 45.3%.

At December 31, 2005, approximately 55.45% of trade receivables were from trade transactions with the aforementioned five largest customers.

17. WARRANTIES

The Group did not incur any warranty costs for both years ended December 31, 2006 and 2005.

18. COMMITMENTS AND CONTINGENCIES

A. CAPITAL COMMITMENTS

As of December 31, 2006, the Group has capital commitments of amounting to $290,746 for upgrading and improving the marine bio and health product factory. For Feed Mill, there has capital commitments of amounting to $256,164 for purchase of land use right.

B. LEASE COMMITMENTS

The Company has entered into operating leases, for rental of office space and other services, which expire on different dates. The minimum future payments under these commitments for the next five years are as follows:

2006
2007	$64,448
2008	64,448
2009	64,448
2010	64,448
2011	64,448
Thereafter	24,977

Total	$347,217

C. LEGAL PROCEEDINGS

The Company has been named as co-defendant in a lawsuit that has been brought by a debtor and its trustees against certain affiliates of the Company. The amount claimed is $1,500,000. The Company is vigorously defending this claim as it believes it is without merit. Consequently, no provision has been made in the financial statements in that respect.

Furthermore, on February 22, 2007, the Company was served an action for recovery of consulting fees from a service supplier. The amount claimed by that supplier is $4.75 Million. The Company will vigorously defend this action as management believes it is without merit. Consequently, no provision has been made in the financial statements in that respect.

Furthermore, on February 22, 2007 Stag Management Canada Ltd. served an action for recovery of “consulting fees” against HQ Sustainable Maritime Industries Inc, based upon a service agreement. The action was filed in the Quebec Superior Court. The claim is for the sum of US$ 4.75 Million. The Company will vigorously defend this action as being without merit, as no consideration was earned by Stag Management Canada Ltd. We consider this lawsuit as with no merit.

19. CAPITAL STRUCTURE

Common stock consists of authorized shares of 200,000,000 with a stated par value of $0.001 per share. Common stock issued and outstanding as of December 31, 2006 and 2005 was 6,416,856 (after reverse split) and 116,105,225 (5,805,261, after reverse split) respectively.

Preferred stock consists of authorized shares of 10,000,000 with a par value of $0.001 per share. Preferred shares amounting to 100,000 have been designated as Series A preferred stock. The Series A preferred stock is entitled to superior voting rights and is also convertible into common shares.

During the years ended December 31, 2006 and 2005, the Company issued 611,595 and 1,052,505 (after reverse split) common shares amounting to net proceeds of $32,300 and $2,396,697, respectively. The amounts recorded in the accompanying financial statements are net of costs incurred in raising capital.

20. EARNINGS PER SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share (EPS) computation at December 31, 2006.

	2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income available to common shareholders	$873,964	6,009,682	$0.145
Effect of dilutive securities stock options issued to employees and investors	—	28,441	—

Diluted EPS
Net income available to common stockholders plus assumed conversions	$873,964	6,038,123	$0.145

21. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Group faces a number of risks and challenges since its operations are in the PRC. The Group’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. The Group’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

22. SUBSEQUENT EVENTS

On January 31, 2007, the Company completed a 1-for-20 reverse stock split. The principal effect of the reverse stock split will be to decrease the number of shares of common stock outstanding as of December, 2006 from approximately 128,337,120 shares to approximately 6,416,856 shares (not giving effect to rounding up to 100 shares where appropriate). The reduction in the number of outstanding shares will affect the presentation of stockholders’ equity in our balance sheet. Its effect in the stockholders’ equity is already shown in the financial statements for the year ended December 31, 2006. Because the par value of the shares of our common stock is not changing as a result of the reverse stock split, our stated capital, which consists of the par value per share of our common stock multiplied by the aggregate number of shares of our common stock issued and outstanding, will be reduced proportionately on the effective date of the reverse stock split. Correspondingly, our additional paid-in capital, which consists of the difference between our stated capital and the aggregate amount paid to us upon the issuance of all currently outstanding shares of our common stock, will be increased by a number equal to the decrease in stated capital.

At the end of December 2006, the Company has applied for listing on the American Stock Exchange. Management expects the process to be completed during the first half of 2007.

ITEM 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended December 31, 2006 or any interim period.

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

(b) Changes in Internal Control over Financial Reporting.

During the year ended December 31, 2006, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION.

None.

PART III

ITEM 9	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers, Directors and Key Employees

Our executive officers and directors, and their ages and positions as of December 31, 2006 are as follows:

Name	Age	Position
Lillian Wang Li	50	Chairman of the Board of Directors, Secretary and Director
Norbert Sporns	52	Chief Executive Officer, President and Director
Harry Wang Hua	44	Chief Operating Officer and Director
Jean-Pierre Dallaire	55	Chief Financial Officer and Financial Controller
Trond Ringstad	39	Executive Vice-President Sales and Distribution
Jacques Vallée	54	Director
Fred Bild	71	Director
Daniel Too	54	Director

Our other key employees and their ages and positions as of December 5, 2006 are as follows:

Name	Age	Position
William Sujian	37	International Sales and Compliance Officer
He Jian Bo	39	Manager Finance Department
Wang Fu Hai	61	Chief Production Controller

Biographies

Lillian Wang Li—Chairman of Board of Directors and Secretary—Ms. Wang Li is one of our founders, and has served as our Secretary and Chairman of our board of directors since March 2004, when we effected the reverse merger with Process Equipment, Inc. Prior to joining HQSM, between June 1994 and March 2004, she worked for SSC where her responsibilities included project development and financing, particularly in relation to China projects using Western technologies. She is responsible for the general administration, strategic planning and financial management of HQSM. She has over twenty-five years of experience in management of China and Canadian businesses, particularly with respect to financial matters.

Norbert Sporns—Chief Executive Officer, President and Director—Mr. Sporns is one of our founders, and has served as our Chief Executive Officer and President and as a director since March 2004. Prior to joining HQSM, between June 1994 and March 2004, he worked for SSC, where he was instrumental in completing Western sourced funding for China projects, as well as interfacing with Western technology providers managing Western supply and systems deployment in China. Mr. Sporns is also the Chief Executive Officer of Red Coral Group Limited from February 2003 to date. He has extensive experience in project development and investment consultancy.

Harry Wang Hua—Chief Operating Officer and Director—Mr. Wang Hua is one of our founders, and has served as our Chief Operating Officer and as a director since March 2004. He is responsible for the establishment of the production facilities and their operation at HQSM. Mr. Wang also leads our plant management teams and our sales teams. Mr. Wang has over fifteen years of experience in managing startup companies in China and in Canada and also has expertise in training middle managers in China in accordance with Western management standards. Prior to joining HQSM, between June 1994 and March 2004, he was a director of SSC, where his primary task was to identify China projects for where Western technologies and funding were available. Mr. Wang Hua is also a director of Red Coral Group Limited from June 1994 to date.

Jean-Pierre Dallaire—Chief Financial Officer and Financial Controller—Mr. Dallaire is our Chief Financial Officer and Financial Controller. Prior to joining HQSM in September 2004, he worked for SSC from June 2000 to September 2004, in the position of the Chief Financial Officer. Prior to that, Mr. Dallaire worked for Canada’s largest engineering company, SNC Lavalin Group, where he was responsible for cash flow projections and financial supervision of projects.

Trond Ringstad—Executive Vice-President, Sales and Distribution—Mr. Ringstad joined us in June 2006 as our Executive Vice-President Sales and Distribution. He leads our sales and marketing activities from our headquarters in Seattle, Washington. Prior to joining us, from February 2004 through July 2006, he was President and the owner of Pacific Supreme Seafoods. Prior to that, Mr. Ringstad was Vice President Sales and Marketing for Royal Supreme Foods, a seafood importer and sales company, from May 2001 to February 2004. He has nine years of seafood sales experience and has been a pioneer in selling tilapia in the United States.

Jacques Vallée—Director—Mr. Vallée has been our director since June 2004. He is currently Vice-President Special Assets of Coastal Holding Inc., where he has served since January 2006. Prior to that, Mr. Vallée was the Director of Development and Financing with the Altitude Consulting Group from January 2001 to December 2005. He has over 30 years of management experience at such notable Canadian institutions as the Bank of Montreal, La Federation des Caisses Populaires Desjardins de Richelieu-Yamaska, Le Fonds de Solidarite des Travailleurs du Quebec and Altitude Consulting Group.

Fred Bild—Director—Mr. Bild has been our director since June 2004. He is currently a Visiting Professor at the University of Montreal where he has taught since January 1995. For over thirty-five years, Mr. Bild has served as a Canadian diplomat in Ottawa and in various functions at embassies abroad including Cultural Attache (Tokyo), Economic Counsellor and Deputy Chief of Mission (Paris) and Canadian Ambassador to Thailand, Vietnam, China and Mongolia.

Daniel Too—Director—Mr. Too has been our director since September 2004. He has extensive business experience in Asia and possesses a deep understanding of the business difficulties associated with working in China. He is currently the Managing Director of Delta Elevator Far East and serves as Director of Voker Chemical Paint Limited.

William Sujian—International Sales and Compliance Officer—Mr. Sujian joined HQSM in July 2004, and is currently our International Sales and Compliance Officer. He has over 12 years of experience in international trade and project development. He is familiar with both Western and Asian business practices. His functions include the supervision of the China based sales team and supervision of compliance with our code of ethics and business conduct. Prior to 2002, Mr. Sujian worked for SSC in the position of the General Manager for China.

He Jian Bo—Manager Finance Department—Mr. Jian Bo joined us in July 2002. He is currently the Manager of the Finance Department of HQSM. Prior to joining us, he worked for several years for PricewaterhouseCoopers and was responsible for the restructuring of companies in China.

Wang Fu Hai—Chief Production Controller—Mr. Fu Hai joined us in July 1997. He is currently the Chief Production Controller and Engineer of HQSM. Prior to his tenure with HQSM, he was the manager of Project Department Hainan Jiahua Ocean Organism Co., Ltd. He has solid experience in production coordination and control.

Family relationships

Lillian Wang Li and Harry Hua Wang are brother and sister and Ms. Wang is married to Norbert Sporns.

Compensation of Directors

Our bylaws provide that, unless otherwise restricted by our certificate of incorporation, our board of directors has the authority to fix the compensation of directors. The directors may be paid their expenses, if any, related to attendance at each meeting of the board of directors and may be paid a fixed sum for attendance at each meeting of the board of directors or a stated salary as our director. Our bylaws further provide that no such payment will preclude any director from serving our company in any other capacity and receiving compensation therefor. Further, members of special or standing committees may be given compensation for attending committee meetings.

In addition, effective June 15, 2004, our non-employee directors, Messrs. Bild and Vallée, have entered into an independent non-executive director agreement with us. The non-executive director agreement between Mr. Too and us became effective on September 2, 2004. Under these agreements, each non-employee director agreed to serve as our non-executive independent director commencing on June 15, 2004, until the next meeting of our shareholders, unless terminated earlier, provided, however, that during such term of service the directors may also hold officer and non-executive director positions at other entities not affiliated with us. In consideration of the directors’ services under these agreements, during their respective terms, we agreed to pay each director pro rata quarterly portions of a total annual cash fee of $15,000. Such base annual fee is increased annually, on January 1 of each calendar year, by not less than ten percent (10%). Our board of directors, in its discretion, may approve an increase of such annual base fee in excess of ten percent (10%). During the respective terms of these agreements, we also agreed to pay each director an annual bonus of not less than $15,000 payable in shares of our common stock. We also agreed to reimburse any reasonable expenses paid or incurred by each non-employee director in connection with the performance of his duties and responsibilities for us.

Board Committees and Independence

All of our directors serve until the next annual meeting of holders of shareholders and until their successors are elected by the holders of our common stock and qualified, or until their earlier death, retirement, resignation or removal. Our bylaws set the authorized number of directors at not less than one nor more than nine, with the actual number fixed by our board of directors. Currently, our board of directors consists of six persons. Our bylaws authorized the board of directors to designate from among its members one or more committees and alternate members thereof, as they deem desirable, each consisting of one or more of the directors, with such powers and authority (to the extent permitted by law and these bylaws) as may be provided in such resolution.

Our board of directors has established two committees to date, an audit committee and a compensation committee. The audit committee consists of Messrs. Vallée, Bild and Too, and the compensation committee consists of Messrs. Bild and Too. Our board of directors has determined that each of these directors is “independent” within the meaning of the applicable rules and regulations of the SEC and the American Stock Exchange.

In addition, we believe one of our independent directors, Mr. Jacques Vallée, qualifies as an “audit committee financial expert” as the term is defined by the applicable SEC rules and regulations and American Stock Exchange listing standards, which we believe is consistent with his experience. In the course of his career, Mr. Vallée worked for an accounting firm Raymond, Chabot, Martin, Paré & Cie for three years, for Bank of Montreal for five years, and for Quebec Workers’ Fund for ten years, where he was a Vice President responsible for strategic investments. At the time of the listing of our common stock on the American Stock Exchange, we will be required to certify to the American Stock Exchange that our audit committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication.

Audit Committee

The audit committee assists our board of directors in its oversight of the company’s accounting and financial reporting processes and the audits of the company’s financial statements, including (i) the quality and integrity of the company’s financial statements, (ii) the company’s compliance with legal and regulatory requirements, (iii) the independent auditors’ qualifications and independence and (iv) the performance of the company’s internal audit functions and independent auditors, as well as other matters which may come before it as directed by the board of directors. Further, the audit committee, to the extent it deems necessary or appropriate, among its several other responsibilities, shall:

•

be responsible for the appointment, compensation, retention, termination and oversight of the work of any independent auditor engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for the Company;

•

discuss the annual audited financial statements and the quarterly unaudited financial statements with management and the independent auditor prior to their filing with the SEC in the Company’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q;

•

review with the company’s financial management on a periodic basis (a) issues regarding accounting principles and financial statement presentations, including any significant changes in the company’s selection or application of accounting principles, and (b) the effect of any regulatory and accounting initiatives, as well as off-balance sheet structures, on the financial statements of the company;

•	monitor the Company’s policies for compliance with federal, state, local and foreign laws and regulations and the Company’s policies on corporate conduct;

•	maintain open, continuing and direct communication between the board of directors, the Committee and both the company’s independent auditors and its internal auditors; and

•

monitor the company’s compliance with legal and regulatory requirements and shall have the authority to initiate any special investigations of conflicts of interest, and compliance with federal, state and local laws and regulations, including the Foreign Corrupt Practices Act, as may be warranted.

Mr. Vallee is the chairman of our audit committee, and the other members are Messrs. Bild and Too.

Compensation Committee

The compensation committee aids our board of directors of directors in meeting its responsibilities relating to the compensation of the company’s executive officers and to administer all incentive compensation plans and equity-based plans of the company, including the plans under which company securities may be acquired by directors, executive officers, employees and consultants. Further, the compensation committee, to the extent it deems necessary or appropriate, among its several other responsibilities, shall:

•

review periodically the company’s philosophy regarding executive compensation to (i) ensure the attraction and retention of corporate officers; (ii) ensure the motivation of corporate officers to achieve the Company’s business objectives, and (iii) align the interests of key management with the long-term interests of the Company’s shareholders;

•	review and approve corporate goals and objectives relating to Chief Executive Officer compensation and other executive officers of the company;

•

make recommendations to the board of directors regarding compensation for non-employee directors, and review periodically non-employee director compensation in relation to other comparable companies and in light of such factors as the Committee may deem appropriate; and

•	review periodically reports from management regarding funding of the company’s pension, retirement, long-term disability and other management welfare and benefit plans.

Mr. Too is the chairman of our compensation committee, and the other member is Mr. Bild.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. Code of ethics codifies the business and ethical principles that govern all aspects of our business. This document will be made available in print, free of charge, to any shareholder requesting a copy in writing from our Secretary at our U.S. headquarters in Seattle, Washington. A copy of our code of ethics is available on our website at www.hqfish.com, under “Investor Relations—Corporate Governance—Code of Ethics.”

ITEM 10	EXECUTIVE COMPENSATION

The following table sets forth for the years ended December 31, 2006 and 2005 the compensation awarded to, paid to, or earned by, our Chief Executive Officer and our three other most highly compensated executive officers whose total compensation during the last fiscal year exceeded $100,000. No other officer had compensation of $100,000 or more for the years ended December 31, 2006 and 2005.

2006 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Norbert Sporn	2006		181,500	60,500	—	—	—	—	26,340--	268,340
Chief Executive Officer	2005		165,000	55,000	—	—	—	—	26,485--	246,485

Lillian Wang Li	2006		181,500	121,000	—	—	—	—	26,340	328,840
Chairman of the Board of Directors	2005		165,000	110,000	—	—	—	—	26,485	301,485

Harry Wang Hua	2006		121,000	121,000	—	—	—	—	—	242,000
Chief Operating Officer	2005		110,000	110,000	—	—	—	—	—	220,000

Jean-Pierre Dallaire	2006		121,000	31,250	—	—	—	—	27,315	179,565
Principal Financial Officer/Principal	2005		110,000	27,500	—	—	—	—	—	137,500
Accounting Officer

Trond Ringstad	2006	(5 months)	62,500	—	—	—	—	—	—	62,500
Vice-President, Sales	2005		—	—	—	—	—	—	—	—
And Distribution
Officer

2006 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Exercisable	Unexercisable
Norbert Sporns Chief Executive Officer	25,000	—	—	5.60	06/2014	—	—	—	—

Lillian Wang Li Chairman of the Board of Directors	25,000	—	—	5.60	06/2014	—	—	—	—

Harry Wang Hua Chief Operating Officer	25,000	—	—	5.60	06/2014	—	—	—	—

Jean-Pierre Dallaire Principal Financial Officer/Principal Accounting Officer	8,333	1,667	—	5.60	06/2014	1,667	9,668	—	—

Trond Ringstad Vice-President Sales and Distribution Officer	—	—	—	—	—	—	—	—	—

2006 OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Norbert Sporns Chief Executive Officer	—	—	—	—

Lillian Wang Li Chairman of the Board of Directors	—	—	—	—

Harry Wang Hua Chief Operating Officer	—	—	—	—

Jean-Pierre Dallaire Principal Financial Officer/Principal Accounting Officer	—	—	—	—

Trond Ringstad Vice-President Sales and Distribution Officer	—	—	—	—

2006 PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Norbert Sporns Chief Executive Officer	—	—	—	—

Lillian Wang Li Chairman of the Board of Directors	—	—	—	—

Harry Wang Hua Chief Operating Officer	—	—	—	—

Jean-Pierre Dallaire Principal Financial Officer/Principal Accounting Officer	—	—	—	—

Trond Ringstad Vice-President Sales And Distribution Officer	—	—	—	—

2006 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
Norbert Sporns Chief Executive Officer	—	—	242,500	—	613,000

Lillian Wang Li Chairman of the Board of Directors	—	—	302,500	—	765,000

Harry Wang Hua Chief Operating Officer	—	—	242,000	—	613,000

Jean-Pierre Dallaire Principal Financial Officer/Principal Accounting Officer	—	—	151,250	121,000	66,000

Trond Ringstad Vice-President Sales and Distribution Officer	—	—	62,500	62,500	—

2006 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Norbert Sporns	—	—	—	—	—	26,340	26,340

Lillian Wang Li	—	—	—	—	—	26,340	26,340

Harry Wang Hua	—	—	—	—	—	—	—

Jacques Vallee	18,150	15,000	—	—	—	—	33,150

Fred Bild	18,150	15,000	—	—	—	—	33,150

Daniel Too	18,150	15,000	—	—	—	—	33,150

2006 ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursements ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)
Norbert Sporns	2006	26,340	—	—	—	—	—	26,340
Chief Executive Officer	2005	26,485	—	—	—	—	—	26,485

Lillian Wang Li	2006	26,340	—	—	—	—	—	26,340
Chairman of the Board of Directors	2005	26,485	—	—	—	—	—	26,485

Harry Wang Hua	2006	—	—	—	—	—	—	—
Chief Operating Officer	2005	—	—	—	—	—	—	—

Jean-Pierre Dallaire	2006	27,315	—	2,500	—	—	—	29,815
Principal Financial Officer/Principal Accounting Officer	2005	—	—	—	—	—	—	—

Trond Ringstad Vice-President Sales and Distribution Officer	2006	—	—	—	—	—	—	—

2006 PERQUISITES TABLE

Name	Year	Personal Use of Company Car/Parking	Financial Planning/ Legal Fees	Club Dues	Executive Relocation	Total Perquisites and Other Personal Benefits
Norbert Sporns	2006	—	—	—	—	—
Chief Executive Officer	2005	—	—	—	—	—

Lillian Wang Li	2006	—	—	—	—	—
Chairman of the Board of Directors	2005	—	—	—	—	—

Harry Wang Hua	2006	—	—	—	—	—
Chief Operating Officer	2005	—	—	—	—	—

Jean-Pierre Dallaire	2006	—	—	—	—	—
Principal Financial Officer/Principal Accounting Officer	2005	—	—	—	—	—

Trond Ringstad Vice-President Sales And Distribution Officer	2006	—	—	—	—	—

2006 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason	After Change in Control Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control
Norbert Sporns	Basic salary	181,500	—	—	—	—	499,825
Chief Executive Officer	Bonus	60,500	—	—	—	—	159,890

Lillian Wang Li	Basic salary	181,500	—	—	—	—	499,825
Chairman of the Board of Directors	Bonus	121,000	—	—	—	—	319,780

Harry Wang Hua	Basic salary	121,000	—	—	—	—	319,780
Chief Operating Officer	Bonus	121,000	—	—	—	—	319,780

Jean-Pierre Dallaire	Basic salary	121,000	—	—	—	—	319,780
Principal Financial Officer/Principal Accounting Officer	Bonus	30,250	—	—	—	—	79,995

Trond Ringstad Vice-President Sales And Distribution Officer	Basic salary	150,000	—	—	—	—	463,000

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

Employment Agreements

The following information summarizes the employment agreements we entered into with Lillian Wang Li, our Chairman and Secretary, Harry Wang Hua, our Chief Operating Officer, Norbert Sporns, our Chief Executive Officer and President, Jean-Pierre Dallaire, our Chief Financial Officer and Financial Controller, and Trond Ringstad, our Executive Vice-President Sales and Distribution.

Lillian Wang Li. Under Ms. Wang’s employment agreement, she has agreed to serve as the Chairman of our board of directors and Secretary. Her term of service under this agreement commenced on April 1, 2004 and continues for a term of five (5) years. The agreement provides for a base salary of $150,000 for the first year of the term and an annual increase of at least 10% thereafter. The agreement also provides Ms. Wang with an annual bonus of at least $100,000, and this amount may be increased subject to the decision of our board of directors. The agreement also provides for a grant of options to purchase shares of our common stock. The options include an option to purchase an aggregate of twenty percent (20%) of the then fully diluted shares of our common voting stock made available under our 2004 Stock Incentive Plan, and, at the beginning of each calendar quarter, an option to purchase an aggregate of five percent (5%) of the then fully diluted shares of our common voting stock made available under our 2004 Stock Incentive Plan. No shares of common stock were made available for option grants since the initial grants in 2004, and therefore no option grants were made to Ms. Wang. We and Ms. Wang have an understanding that she would waive any right she might have to receive any options during year 2005 and through the present date under our 2004 Stock Incentive Plan. Each option grant must be evidenced by an option agreement substantially identical to the form included in the employment agreement. The options granted under the employment agreement will have an exercise price of the fair market value per share of our common voting stock on the date the option is granted. We can terminate Ms. Wang’s employment with cause, or without cause upon at least ninety days’ written notice. In the event Ms. Wang’s employment is terminated without cause, she will be eligible to receive (1) monthly payments at her then applicable monthly base salary for the rest of her term from the date of termination of her employment; (2) an annual bonus of $50,000 for the rest of her term from the date of termination of her employment; (3) the value of any earned, but unused vacation days; (4) continued coverage under our company’s benefits plan; and (5) severance in an amount equal to her annual base salary in effect immediately prior to her last date of employment.

Harry Wang Hua. Under Mr. Wang’s employment agreement, he has agreed to serve as our Chief Operating Officer. His term of service under this agreement commenced on April 1, 2004 and continues for a term of five (5) years. The agreement also provides for a base salary of $100,000 for the first year of the term and an annual increase of at least 10% thereafter. The agreement also provides Mr. Wang with an annual bonus of at least $100,000, and this amount may be increased subject to the decision of our board of directors. The agreement also provides for the grant of options to purchase shares of our common stock. The options include an option to purchase an aggregate of twenty percent (20%) of the then fully diluted shares of our common voting stock made available under our 2004 Stock Incentive Plan, and, at the beginning of each calendar quarter, an option to purchase an aggregate of five percent (5%) of the then fully diluted shares of our company’s common voting stock made available under the 2004 Stock Incentive Plan. No shares of common stock were made available for option grants since the initial grants in 2004, and therefore no option grants were made to Mr. Wang. We and Mr. Wang have an understanding that he would waive any right he might have to receive any options during year 2005 and through the present date under our 2004 Stock Incentive Plan. Each option grant must be evidenced by an option agreement substantially identical to the form included in the employment agreement. The options granted under the employment agreement will have an exercise price of the fair market value per share of our common voting stock on the date the option is granted. We can terminate Mr. Wang’s employment with cause, or without cause upon at least ninety days’ written notice. In the event Mr. Wang’s employment is terminated without cause, he will be eligible to receive (1) monthly payments at his then applicable monthly base salary for the rest of his term from the date of termination of his employment; (2) an annual bonus of $50,000 for the rest of his term from the date of termination of his employment; (3) the value of any earned, but unused vacation days; (4) continued coverage under our company’s benefits plan; and (5) severance in an amount equal to his annual base salary in effect immediately prior to his last date of employment.

Norbert Sporns. Under Mr. Sporns’ employment agreement, he has agreed to serve as our Chief Executive Officer and President. His term of service under this agreement commenced on April 1, 2004 and continues for a term of five (5) years. The agreement also provides for a base salary of $150,000 for the first year of the term and an annual increase of at least 10% thereafter. The agreement also provides Mr. Sporns with an annual bonus of at least $50,000, and this amount may be increased subject to the decision of our board of directors. The agreement also provides for the grant of options to purchase shares of our common stock. The options include an option to purchase an aggregate of twenty percent (20%) of the then fully diluted shares of our common voting stock made available under our 2004 Stock Incentive Plan, and, at the beginning of each calendar quarter, an option to purchase an aggregate of five percent (5%) of the then fully diluted shares of our company’s common voting stock made available under our 2004 Stock Incentive Plan. . No shares of common stock were made available for option grants since the initial grants in 2004, and therefore no option grants were made to Mr. Sporns. We and Mr. Sporns have an understanding that he would waive any right she might have to receive any options during year 2005 and through the present date under our 2004 Stock Incentive Plan. Each option grant must be evidenced by an option agreement substantially identical to the form included in the employment agreement. The options granted under the employment agreement will have an exercise price of the fair market value per share of our common voting stock on the date the option is granted. We can terminate Mr. Sporns’ employment with cause, or without cause upon at least ninety days’ written notice. In the event Mr. Sporns’ employment is terminated without cause, he will be eligible to receive (1) monthly payments at his then applicable monthly base salary for the rest of his term from the date of termination of his employment; (2) an annual bonus of $50,000 for the rest of his term from the date of termination of his employment; (3) the value of any earned, but unused vacation days; (4) continued coverage under our company’s benefits plan; and (5) severance in an amount equal to his annual base salary in effect immediately prior to his last date of employment.

Jean-Pierre Dallaire. Under Mr. Dallaire’s employment agreement, he has agreed to serve as our Chief Financial Officer and Financial Controller. His term of service under this agreement commenced on September 1, 2004 and continues for a term of five (5) years. The agreement provides for a base salary of $100,000 for the first year of the term and an annual increase of at least 10% thereafter. The agreement also provides Mr. Dallaire with an annual bonus of at least $25,000, and this amount may be increased subject to the decision of our board of directors. The agreement also provides for the grant of options to purchase shares of our common stock. The options include an option to purchase an aggregate of ten percent (10%) of the then fully diluted shares of our common voting stock made available under our 2004 Stock Incentive Plan, and, at the beginning of each calendar quarter, an option to purchase an aggregate of two and one-half percent (2.5%) of the then fully diluted shares of our company’s common voting stock made available under our 2004 Stock Incentive Plan. No shares of common stock were made available for option grants since the initial grants in 2004, and therefore no option grants were made to Mr. Dallaire. Each option grant must be evidenced by an option agreement substantially identical to the form included in the employment agreement. The options granted under the employment agreement will have an exercise price of the fair market value per share of our common voting stock on the date the option is granted. We can terminate Mr. Dallaire’s employment with cause, or without cause upon at least ninety days’ written notice. In the event Mr. Dallaire’s employment is terminated without cause, he will be eligible to receive (1) monthly payments at his then applicable monthly base salary for the rest of his term from the date of termination of his employment; (2) an annual bonus of $25,000 for the rest of his term from the date of termination of his employment; (3) the value of any earned, but unused vacation days; (4) continued coverage under our company’s benefits plan; and (5) severance in an amount equal to his annual base salary in effect immediately prior to his last date of employment.

Trond Ringstad. Under Mr. Ringstad’s employment agreement, he has agreed to serve as our Executive Vice-President Sales and Distribution. His term of service under this agreement commenced on June 28, 2006 and continues for a term of three (3) years. The agreement provides for a base salary of $150,000 for the first year of the term and an annual adjustment, whereby Mr. Ringstad’s base salary will increase by no more than 150% and no less than 50% of his base salary if the volume of sales generated by our Seattle sales office for the year immediately following his employment exceeds $15,000,000. An adjustment in Mr. Ringstad’s base salary will be paid in 50% cash and 50% restricted shares of our common stock. The agreement also provides Mr. Ringstad with an annual bonus at the discretion of our board of directors. We can terminate Mr. Ringstad’s employment with cause, or without cause upon at least a thirty day written notice. In the event that Mr. Ringstad’s employment is terminated without cause, he will be eligible to receive (1) any earned but unpaid base salary through his last date of employment; (2) the value of any earned, but unused vacation days; (3) continued coverage under our company’s benefits plan; and (4) an amount equal to six months of his annual base salary in effect immediately prior to his last date of employment.

In connection with our employment of Mr. Ringstad, effective as of April 10, 2006, we had entered into an agreement with him for the purchase of goodwill. Pursuant to that agreement, we purchased the goodwill and extensive sales network of (i) Pacific Supreme Seafoods, a seafood trading company previously owned and operated by Mr. Ringstad; and (ii) any other companies Mr. Ringstad owns or with which he associates, which trade in seafood products, including without limitation, tilapia, shrimp, scallops and other products. The purchase price paid by us consisted of $250,000 plus another $300,000 paid in shares of our common stock, valued at 80% of the trading price of such shares on February 24, 2006. We believe that this goodwill and sales network acquisition will help us implement our long-term business plans to expand distribution of our tilapia, shrimp and other seafood products in the European Union and the United States, and to create brand awareness of our TILOVEYA™ brand.

Stock Incentive Plan

The purpose of our 2004 Stock Incentive Plan is to encourage and enable employees, directors and other persons upon whose judgment, initiative and efforts we largely depend upon, to acquire a proprietary interest in our company. Under the Stock Incentive Plan, our board of directors, or a stock option committee appointed by the board of directors, may grant stock options to purchase up to 250,000 shares of our common stock (after reverse split of 1:20 shares) (subject to adjustment due to certain recapitalizations, reorganizations or other corporate events) to our key employees (including officers), directors and consultants. To date, all of the options available under the 2004 Stock Incentive Plan have been granted, and our ability to grant additional options will be subject to first obtaining board and Shareholder approvals. The per share exercise price of options granted under our 2004 Stock Incentive Plan will be not less than 100% of the fair market value per share of common stock on the date the options are granted. Our board of directors or a committee thereof administering the 2004 Stock Incentive Plan has discretion to determine which of this amount may be granted as incentive stock options, or ISO’s, stock appreciation rights, or SAR’s, and non-statutory options, and is generally empowered to interpret the 2004 Stock Incentive Plan; to prescribe rules and regulations relating thereto; to determine the terms of the option agreements; to amend the option agreements with the consent of the optionee; to determine the key employees and directors to whom options are to be granted; and to determine the number of shares subject to each option and the exercise price thereof. If any option expires, terminates or is cancelled without having been exercised, the shares subject to the option will again be available for issuance under the Stock Incentive Plan.

Our board of directors did not approve, and therefore, we did not make, any options/SAR grants during the fiscal year ended December 31, 2006.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

On December 2004, our Board of Directors ratified grants of non-qualified stock options to purchase shares of our common stock under our Stock Option Plan to some of our executive officers and directors, as well as to several of our employees. Each of these new stock options has up to a ten-year term, is subject to the terms and conditions of the Plan, and is priced at $0.28, ($5.60 after reverse split) which represents the fair market value as of the initial grant date of November 23, 2004.

Specifically, Norbert Sporns, our Chief Executive Officer, President and director, received 25,000 stock options. Lillian Wang, the Chairman of our Board of Directors, received 25,000 stock options. Harry Wang, our Chief Operating Officer, director and brother of Ms. Wang, received 25,000 stock options; and Fusheng Wang, our director, Honorary Chairman and father of Ms. Wang, received 50,000 stock options. Together, Norbert Sporns, Harry Wang and Lillian Wang also indirectly control the majority of capital stock of HQSM. The stock options granted to each of them, as well as to Fusheng Wang, were fully vested when granted. In addition, our Chief Financial Officer, Jean-Pierre Dallaire, received 10,000 stock options. Mr. Dallaire’s options were vested in 2004 immediately as to 50% of the grant , with the remaining 50% vesting as follows:1/3 on June 16, 2005, 1/3 on June 16, 2006, and the remaining 1/3 on June 16, 2007.

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

Our Board of Directors believes that these stock option grants will help our company to continue to attract, retain and motivate our employees, directors and executive officers. In connection with these grants, our Board of Directors reserved 250,000 shares for issuance under the Plan. In addition, pursuant to the provisions of the Plan, our Board of Directors delegated the full power and authority to administer the Plan, in accordance with its terms, to our Compensation Committee presently consisting of Norbert Sporns, Fred Bild, an independent director, and Daniel Too, also an independent director of HQSM.

The following table sets forth certain information regarding beneficial ownership of common stock as of December 31, 2006, by:

o	each person known to us to own beneficially more than 5%, in the aggregate, of the outstanding shares of our common stock;

o	each director;

o	each of our chief executive officer and our other two most highly compensated executive officers; and

o	all executive officers and directors as a group.

The number of shares beneficially owned and the percent of shares outstanding are based on 6,416,856 shares outstanding as of December 31, 2006 (after reverse split). Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise noted below, the address of each of the shareholders in the table is c/o HQ Sustainable Maritime Industries, Inc., 1511 Third Avenue, Suite 788, Seattle, Washington.

Beneficial Owner	Shares of Common Stock Number		Beneficially Owned Percent
Norbert Sporns	841,361	(1)	13.11%
Lillian Wang Li	876,418	(1)	13.66%
Harry Wang Hua	1,787,892	(1)	27.86%
Jacques Vallee	2,533		Less than 1%
Fred Bild	7,503		Less than 1%
Daniel Too	6,610		Less than 1%

All such directors
and executive
officers as a group
(6 persons)	3,522,317		54.89%

(1)	Beneficially owns the shares indicated, which are owned of record by Red Coral Group Limited and Sino-Sult Canada (S.S.C.) Limited. Each of Mr. Sporns, Ms. Wang and Mr. Wang own respectively 24%, 25% and 51% of the issued capital of Red Coral Group Limited and Sino-Sult Canada (S.S.C.) Limited and share voting and investment power over the shares held by Red Coral Group Limited and Sino-Sult Canada (S.S.C.) Limited.

Changes in Control

We know of no plans or arrangements that will result in a change of control at our company.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

No related parties transaction have been made for the 2006 fiscal year.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 10-K.

Exhibit No.	Description of Exhibit

2	Agreement and Plan of Merger, dated as of March 17, 2004, by and among Process Equipment, Inc., Process Equipment Acquisition Corporation and Jade Profit investment Limited (incorporated by reference to the Report on Form 14-C of Process Equipment, Inc. (Commission File No. 0-18980), filed with the Commission on April 28, 2004.)

3.1	Certificate of Incorporation of HQ Sustainable Maritime Industries, Inc., as amended (incorporated by reference to the Report on Form 14-C of Process Equipment, Inc. (Commission file No. 0-18980), filed with the Commission on April 28, 2004.)

3.2	Bylaws of HQ Sustainable Maritime Industries, Inc. (incorporated by reference to the Report on Form 14-C of Process Equipment, Inc. (Commission file No. 0-18980), filed with the Commission on April 28, 2004.)

4.1	Process Equipment, Inc. 2003 Stock Incentive Plan (incorporated by reference to the Report on Form 14-C (commission File Number 0-18980), filed with the Commission on April 28, 2004.)

4.2	Form of Subscription Agreement between HQ Sustainable Maritime Industries, Inc. and Certain Investors, exhibits attached (incorporated by reference to the Report on Form 8-K (commission File Number 0-18980), filed with the Commission on January 26, 2006.)

4.3	Form of Rights and Preferences of Preferred Stock (incorporated by reference to the Report on Form 14C (commission File Number 0-18980), filed with the Commission on October 3, 2005.)

10.1	Form of Stock Option Grant Notice (incorporated by reference to the Report on Form 8-K (commission File Number 0-18980), filed with the Commission on December 3, 2004.)

10.2	Form of Option Agreement (incorporated by reference to the Report on Form 8-K (commission File Number 0-18980), filed with the Commission on December 3, 2004.)

10.3	Form of Exercise Agreement (incorporated by reference to the Report on Form 8-K (commission File Number 0-18980), filed with the Commission on December 3, 2004.)

10.4	Agreement, dated as of November 4, 2004, between HQ Sustainable Maritime Industries, Inc. and Sino-Sult Canada (S.S.C.) Limited (incorporated by reference to the Report on Form 10-QSB (Commission file No. 0-18980), filed with the Commission on November 15, 2004.)

10.5	Independent Non-Executive Director Agreement, dated as of September 2, 2004, between HQ Sustainable Maritime Industries Inc. and Daniel Too (incorporated by reference to the Report on Form 10-QSB (Commission file No. 0-18980), filed with the Commission on November 15, 2004.)

10.6	Employment Agreement, dated as of September 1, 2004, between HQ Sustainable Maritime Industries Inc. and Jean-Pierre Dallaire (incorporated by reference to the Report on Form 10-QSB Commission on November 15, 2004.)

10.7	Purchase Agreement, dated as of August 17, 2004, among HQ Sustainable Maritime Industries, inc., Sino-Sult Canada (S.S.C.) Limited and Sealink Wealth Limited (incorporated by reference to the Report 8-K (commission File Number 0-18980), filed with the Commission on August 18, 2004.)

10.8	Purchase Agreement, dated as of August 17, 2004, between Jade Profit Investment Limited and Hainan Fuyuan Investment Company Limited (incorporated by reference to the Report on Form 8-K (commission File Number 0-18980), filed with the Commission on August 18, 2004.)

10.9	Form of Employment Agreement, effective as of April 1, 2004, between HQ Sustainable Maritime Industries, Inc. and Harry Wang (incorporated by reference to the Report on Form 10-QSB (commission File Number 0-18980), filed with the Commission on August 13, 2004.)

10.10	Form of Employment Agreement, effective as of April 1, 2004, between HQ Sustainable Maritime Industries, Inc. and Lillian Wang Li (incorporated by reference to the Report on Form 10-QSB (commission File Number 0-18980), filed with the Commission on August 13, 2004.)

10.11	Form of Employment Agreement, effective as of April 1, 2004, between HQ Sustainable Maritime Industries, Inc. and Norbert Sporns (incorporated by reference to the Report on Form 10-QSB (commission File Number 0-18980), filed with the Commission on August 13, 2004.)

10.12	Form of Independent Non-Executive Director Agreement, dated as of June 15, 2004, between HQ Sustainable Maritime Industries Inc. and Fred Bild (incorporated by reference to the Report on Form 10-QSB (Commission file No. 0-18980), filed with the Commission on August 13, 2004.)

10.13	Independent Non-Executive Director Agreement, dated as of June 15, 2004, between HQ Sustainable Maritime Industries Inc. and Jacques Vallee (incorporated by reference to the Report on Form 10-QSB (Commission file No. 0-18980), filed with the Commission on August 13, 2004.)

10.14	Amendment No. 1 to Employment Agreement, dated July, 2005, between HQ Sustainable Maritime Industries, Inc. and Norbert Sporns. (incorporated by reference to the Report on Form 10-KSB (commission File Number 18980), filed with the Commission on April 11, 2005.)

10.15	Amendment No. 1 to Employment Agreement, dated July, 2005, between HQ Sustainable Maritime Industries, Inc. and Lillian Wang. (incorporated by reference to the Report on Form 10-KSB (commission File Number 18980), filed with the Commission on April 11, 2005.)

10.16	Amendment No. 1 to Employment Agreement, dated July, 2005, between HQ Sustainable Maritime Industries, Inc. and Harry Wang. (incorporated by reference to the Report on Form 10-KSB (commission File Number 18980), filed with the Commission on April 11, 2005.)

10.17	Agreement with Amalgamated Resources Holdings, Inc. (incorporated by reference to the Report on Form 8-K (commission File Number 18980), filed with the Commission on October 24, 2005.)

14	Code of Ethics (incorporated by reference to the Report on Form 10- KSB (commission File Number 18980), filed with the Commission on April 11, 2005.)

16	Letter, dated May 18, 2004 from Baum & Company, P.A., the Registrant’s former principal accountants, to the Securities and Exchange Commission pursuant to Item 304(a)(3) of Regulation S-B (incorporated by reference to the Report on Form 8-K (commission File Number 0-18980), filed with the Commission on May 18, 2004.)

21.	Subsidiaries*

23.1	Consent of Rotenberg & Co. LLP*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.*

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*

*	Filed herewith

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

(a) Audit Fees

Our principal accountant, Rotenberg & Co., LLP, billed us aggregate fees in the amount of approximately $155,000 and $100,000 for the fiscal years ended December 31, 2006 and December 31, 2005, respectively. These amounts were billed for professional services that Rotenberg provided for the audit of our annual financial statements, review of our securities offerings and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

(b) Audit-Related Fees

Rotenberg billed us aggregate fees in the amount of $105,000 and $110,000 for the fiscal years ended December 31, 2006 and December 31, 2005, and for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements.

(c) Tax Fees

Rotenberg billed us aggregate fees in the amount of $0 for the fiscal years ended December 31, 2006 and December 31, 2005, and for tax compliance, tax advice, and tax planning.

(d) All Other Fees

Rotenberg billed us aggregate fees in the amount of $0 for the fiscal years ended December 31, 2006 and December 31, 2005, and for all other fees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Norbert Sporns
Name:	Norbert Sporns
Title:	Chief Executive Officer and President

March 19, 2007

By:	/s/ Jean-Pierre Dallaire
Name:	Jean-Pierre Dallaire
Title:	Principal Accounting Officer

March 19, 2007

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Norbert Sporns	Chief Executive Officer, President and Director	March 19, 2007
Norbert Sporns	(Principal Executive Officer)

/s/ Lillian Wang	Secretary, Chairman of the Board of Directors, and	March 19, 2007
Lillian Wang	Director

/s/Harry Wang	Chief Operating Officer and Director	March 19, 2007
Harry Wang

/s/ Jacque Vallee	Independent Non-executive Director	March 19, 2007
Jacque Vallee

/s/ Fred Bild	Independent Non-executive Director	March 19, 2007
Fred Bild

/s/ Daniel Too	Independent Non-executive Director	March 19, 2007
Daniel Too

/s/ Jean-Pierre Dallaire	Chief Financial Officer and Financial Controller	March 19, 2007
Jean-Pierre Dallaire	(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

21.	Subsidiaries

23.1	Consent of Rotenberg & Co. LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.