Form 10KSB/A
period 2006-12-31
HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
filed 2007-03-27
CIK 857073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amended Annual Report on Form 10-KSB/A is being filed for the following purpose: We have revised this Annual Report to modify Footnote 18, Part C Legal Proceedings, to delete a redundant disclosure. In all other material respects this Amended Annual Report on Form 10-KSB is unchanged from the Annual Report on Form 10-KSB filed by the Company on March 19, 2007.

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

March 27, 2007

By:	/s/ Jean-Pierre Dallaire
Name:	Jean-Pierre Dallaire
Title:	Principal Accounting Officer

March 27, 2007

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Norbert Sporns	Chief Executive Officer, President and Director	March 27, 2007
Norbert Sporns	(Principal Executive Officer)

/s/ Lillian Wang	Secretary, Chairman of the Board of Directors, and	March 27, 2007
Lillian Wang	Director

/s/Harry Wang	Chief Operating Officer and Director	March 27, 2007
Harry Wang

/s/ Jacque Vallee	Independent Non-executive Director	March 27, 2007
Jacque Vallee

/s/ Fred Bild	Independent Non-executive Director	March 27, 2007
Fred Bild

/s/ Daniel Too	Independent Non-executive Director	March 27, 2007
Daniel Too

/s/ Jean-Pierre Dallaire	Chief Financial Officer and Financial Controller	March 27, 2007
Jean-Pierre Dallaire	(Principal Accounting Officer)