Form 10-Q
period 2007-03-31
HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
filed 2007-05-15
CIK 857073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-18980

HQ SUSTAINABLE MARITIME INDUSTRIES, INC.

(Exact name of Registrant as specified in its charter)

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

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer   ☐    Accelerated filer  ☐    Non–Accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2007
Common stock, $0.001 par value	6,978,247

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

	March 31, 2007 (Unaudited)	December 31, 2006 (Audited)
CURRENT ASSETS
Cash and cash equivalents	$11,172,159	$11,389,375
Trade receivables, net of provisions	17,726,980	17,957,521
Inventories	566,930	708,858
Prepayments	582,374	384,693

TOTAL CURRENT ASSETS	30,048,443	30,440,447

OTHER ASSETS
Deferred taxes	825,327	817,577
Deferred expenses	1,167,927	1,305,197

	1,993,254	2,122,774
PROPERTY, PLANT AND EQUIPMENT, NET	7,480,555	7,619,606

CONSTRUCTION IN PROGRESS	1,495,894	1,196,453

INTANGIBLE ASSETS	427,400	473,200

TOTAL ASSETS	$41,445,546	$41,852,480

The accompanying notes are an integral part of the consolidated financial statements.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2007 (Unaudited)	December 31, 2006 (Audited)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,569,042	$3,822,510
Bank loans	1,202,453	1,255,203
Tax payable	66,124	175,160
Due to related parties	266,156	198,553
Due to directors	1,566,668	1,698,265
Current portion of promissory notes	709,308	1,227,672

TOTAL CURRENT LIABILITIES	7,379,751	8,377,363

OTHER LIABILITIES
Convertible promissory notes, net of discount	3,772,173	3,869,382

TOTAL LIABILITIES	11,151,924	12,246,745

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 100,000 shares issued and outstanding	100	100
Common stock, $0.001 par value, 200,000,000 shares authorized, 6,978,247 and 6,416,856 shares issued and outstanding as of March 31, 2007 and December 31, 2006 respectively	6,978	6,417
Additional paid-in capital	27,419,867	25,441,626
Accumulated other comprehensive income	1,887,946	1,612,366
Retained earnings (deficit)	(2,303,091)	(683,846)
Appropriation of retained earnings (reserves)	3,281,822	3,229,072

TOTAL SHAREHOLDERS’ EQUITY	30,293,622	29,605,735

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$41,445,546	$41,852,480

The accompanying notes are an integral part of the consolidated financial statements.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006 (Restated)
SALES	$7,849,730	$6,885,340
COST OF SALES	5,259,284	4,353,455

GROSS PROFIT	2,590,446	2,531,885
SELLING AND DISTRIBUTION EXPENSES	98,613	69,168
MARKETING AND ADVERTISING	1,244,086	1,112,735
GENERAL AND ADMINISTRATIVE EXPENSES	972,937	1,003,470
DEPRECIATION AND AMORTIZATION	294,685	234,448
PROVISION FOR DOUBTFUL ACCOUNTS	221,800	183,930

LOSS FROM OPERATIONS	(241,675)	(71,866)
FINANCE COSTS	1,268,205	1,017,000
OTHER (INCOME)/EXPENSES	(9,197)	36,167

LOSS BEFORE INCOME TAXES	(1,500,683)	(1,125,033)
INCOME TAXES
CURRENT	65,812	83,385
DEFERRED	—	34,885

NET LOSS ATTRIBUTABLE TO SHAREHOLDERS	$(1,566,495)	$(1,243,303)

NET INCOME PER SHARE
BASIC AND DILUTED (AFTER REVERSE SPLIT)	$(0.23)	$(0.21)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING
BASIC AND DILUTED (AFTER REVERSE SPLIT)	6,676,826	5,840,167

The accompanying notes are an integral part of the consolidated financial statements.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Unaudited)

	2007	2006
OPERATING ACTIVITIES
Net loss	$(1,566,495)	$(1,243,303)
Non-cash items :
Depreciation and amortization	294,685	234,448
Financial and other non-cash services	1,188,505	857,597
Change in non–cash working capital items:
Inventories	141,928	(443,149)
Trade receivables, net of provisions	230,541	967,549
Prepayments	(197,681)	(245,766)
Deferred taxes	—	34,885
Accounts payables and accrued expenses	(253,468)	(784,892)
Taxes (recoverable)/payable	(109,036)	10,139

Cash flow used in operating activities	(271,021)	(612,492)

INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(39,457)	(31,692)
Construction in progress	(299,441)	—

Cash flow used in investing activities	(338,898)	(31,692)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	120,000	272,800
Convertible promissory notes issued, net of cash repayments	—	5,225,000
Due (to)/from directors	(131,597)	194,458
Receipts/(repayment) from/(to) related parties	67,603	(170,864)
Bank loan repayments	(52,750)	(517,879)
Deferred expenses	137,270	(450,938)

Cash flow from financing activities	140,526	4,552,577

NET CHANGE IN CASH AND CASH EQUIVALENTS	(469,393)	3,908,393
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	252,177	(8,130)
Cash and cash equivalents, beginning of period	11,389,375	5,140,158

Cash and cash equivalents, end of period	$11,172,159	$9,040,421

SUPPLEMENTARY CASH FLOWS DISCLOSURES
Interest paid	$17,593	$33,351

Taxes paid	$176,820	$73,245

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued for services	$—	$100,500

The accompanying notes are an integral part of the financial statements.

HQ SUSTAINABLE MARTIME INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2007

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of HQ Sustainable Maritime Industries, Inc., (HQSM), have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10–QS and Item 310(b) of Regulation S–B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The condensed consolidated balance sheet information as of December 31, 2006 was derived from the audited consolidated financial statements included in the Company’s Annual Report Form 10–KSB. These interim financial statements should be read in conjunction with that report.

NOTE 2 - NATURE OF COMPANY

HQ Sustainable Maritime Industries, Inc. (“HQSM”) was initially incorporated as Sharon Capital Corporation, or Sharon, on September 21, 1989 under the laws of the State of Nevada. Sharon was a “blind pool/blank check” corporation organized for the purpose of purchasing, merging with or acquiring a business or assets from another company. In July 1990, Sharon was changed to PEI, Inc., which was subsequently changed to Process Equipment, Inc. in November 1990. On March 17, 2004, Process Equipment, Inc., Process Equipment Acquisition Corporation, a Nevada corporation and wholly–owned subsidiary of Process Equipment, Inc., or PEAC, and Jade Profit Investment Limited, or Jade, a British Virgin Islands limited liability corporation, entered into an agreement and plan of merger. Pursuant to that agreement, Process Equipment, Inc., through PEAC, acquired Jade, and 84.42% ownership in Jade’s subsidiary Hainan Quebec Ocean Fishing Co. Ltd, a People’s Republic of China, limited liability corporation, which we refer to as HQOF. As a result of that transaction, HQOF became our main operating subsidiary. In April of 2004, pursuant to the above agreement and plan of merger, the board of directors of Process Equipment, Inc. and a majority of the stockholders approved a name change and change of domicile of that company to Delaware via a merger with the newly formed wholly–owned Delaware subsidiary, HQSM. The name change, change of domicile and merger became effective on May 19, 2004, with HQSB being the surviving entity in the merger and acquiring all the assets and liabilities of Process Equipment, Inc. On August 17, 2004, we have entered into a Purchase Agreement with Sino–Sult Canada (S.S.C.) Limited, a Canadian limited liability corporation (“SSC”), whereby we acquired Sealink Wealth Limited (“Sealink”), SSC’s wholly owned subsidiary incorporated in the British Virgin Islands. That purchase agreement has been filed as an exhibit to our current report on Form 8K filed with the Commission on August 18, 2004. Sealink is the sole owner of Hainan Jiahua Marine Bio–Products Co. Ltd., a limited liability company existing in China (“Jiahua Marine”) which is primarily engaged in the production and sales of marine bio–products and healthcare products in the PRC, as described in more detail in the above current report. Also as previously disclosed, in the same current report, SSC is owned by three of our current directors and executive officers who are also, together, indirect beneficial owners of the majority of our capital stock.

Further, as previously disclosed in the above current report, effective August 17, 2004, HQSM caused Jade Profit Investment Limited, its wholly–owned subsidiary, to acquire the minority equity interest equal to 15.58% that Jade did not already own in HQOF, HQSM’s principal operating subsidiary. This purchase was effected by Jade pursuant to the Purchase Agreement, dated as of August 17, 2004, between Jade and Hainan Fuyuan Investment Company Limited, the holder of the minority equity interest of HQOF being acquired by Jade. Jade has previously obtained all requisite governmental approvals in the PRC in order to consummate this transaction.

The Group is principally engaged in the vertically integrated business of aquaculture through co–operative supply agreements, ocean product harvesting, and processing and sales of farm–bred and ocean harvested aquatic products. The principal products of HQOF are cross–bred hybrid of tilapia and white–legged shrimp exporting, directly and indirectly, to the United States, Canada, Japan and European countries. The major market is for export.

The Group has also engaged in the production and sales of marine bio–products and healthcare products in the PRC. The principal products of Hainan Jiahua Marine Bio–Product Company Limited (100% hold subsidiary of Sealink) is Shark Cartilage Capsule, Shark Liver Oil and Shark Liver (Soft gel). The major market is domestic in the PRC.

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

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses and debt, approximates their fair value at March 31, 2007 and December 31, 2006 due to the relatively short-term nature of these instruments.

NOTE 6 - INVENTORIES

Inventories are stated at the lower of cost and net realizable value. Cost is calculated on the weighted average basis and includes all costs to acquire and other costs incurred in bringing the inventories to their present location and condition. We evaluate the net realizable value of inventories on a regular basis and record a provision for loss to reduce the computed weighted average cost if it exceeds the net realizable value.

The inventories at March 31, 2007 and December 31, 2006 are summarized as follows:

	March 31, 2007	December 31, 2006
Raw materials	$71,706	$62,560
Work-in-progress	69,362	109,859
Finished goods	425,862	536,439

	$566,930	$708,858

NOTE 7 - FOREIGN CURRENCY TRANSLATION

We follow SFAS No. 52, “Foreign Currency Translation”, for both the translation and re-measurement of balance sheet and income statement items into U.S. dollars. Resulting translation adjustments are reported as a separate component of accumulated comprehensive income (loss) in stockholders’ equity.

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

NOTE 8 - INCOME TAXES

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

The Company’s subsidiaries registered in the PRC are subject to state and local income taxes within the PRC at the applicable tax rates on the taxable income as reported in their PRC statutory financial statements in accordance with the relevant income tax laws applicable to foreign enterprises. HQOF and Jiahua Marine were subject to a tax rate of 15% and 7.5%, respectively during this quarter. HQOF and Jiahua Marine were entitled to a two–year tax exempted and three–year half tax rate holiday from 2001 and 2002 commencing with the first profit–making year, respectively.

The reconciliation of the effective income tax rate of the Company to the statutory income tax rate in the PRC for this quarter is as follows:

	HQOF	Jiahua Marine
Statutory tax rate	15.0%	15.0%
Tax holidays and concessions	—	(7.5)%

Effective tax rate	15.0%	7.5%

Income taxes are calculated on a separate entity basis. Currently there is no tax benefit or burden recorded for the United States.

NOTE 9 - BANK LOAN

The outstanding bank loan is renewed until April 18, 2008, at a rate of approximately 6.4% per annum. The loans were secured by the pledge of certain fixed assets held by the Group and its subsidiaries.

NOTE 10 - CONVERTIBLE PROMISSORY NOTES AND WARRANTS

Effective January 25, 2006, the Company closed on a financing transaction with a group of private investors for an amount of $5,225,000. After deducting commissions and other costs of the offering of $522,500, the Company received net proceeds of $4,702,500.

The Notes are due January 25, 2008. The Notes are convertible into shares of the Company’s Common Stock at a per share conversion price at the rate of $6.00 per share of Common Stock. The Company follows EITF 00–27, the issue 98–5 model in recording the convertible notes and warrants in its financial statements. The Notes are accruing interest on the principal amount at a rate per annum of eight percent (8%) from January 25, 2006 payable in arrears, subject to the terms and conditions of the Notes, together with principal amount payments, up to January 25, 2008.

One Class A Warrant and one Class B Warrant were issued for each two shares of Common Stock which would be issued on the Closing Date assuming the complete conversion of the Note issued on the Closing Date at the rate of $6.00 per share of Common Stock. The exercise price to acquire a share of Common Stock upon exercise of a Class A or B Warrant shall be $6.00 . The Class A Warrants shall be exercisable until January 25, 2009 (three (3) years after the closing of the financing). The Class B Warrants shall be exercisable until January 25, 2011 (five (5) years after the closing of the financing). The Company also issued certain Finders’ Warrants to purchase 87,083 shares of Common Stock similar to and carrying the same rights as the Class B Warrants issuable to the Investors.

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

Furthermore, effective November 8, 2006, the Company completed another financing transaction with a group of private investors for an amount of $5,000,000, bearing interest at 6.5% per annum. The financing consisted of two components: (a) promissory notes of the Company, in the principal aggregate amount of $5,000,000 due November 1, 2009 and (b) warrants registered in the name of each Investor to purchase an aggregate of up to 200,000 shares of our Common Stock. The Notes are convertible into shares of the Company’s$0.001 par value Common Stock at a per share conversion price of $5.00 per share. The Warrants expire on the fifth (5th) anniversary of the effective date of the reverse stock split. The exercise price to acquire a share of Common Stock is equal to the Conversion Price under the Notes, currently at the rate of $5.00 per share of Common Stock.

NOTE 11 - SEGMENTS

No geographical segment analysis is provided for the three months ended March 31, 2007 and 2006, respectively, as less than 10% of consolidated revenues and less than 10% of consolidated income from operations is attributable to the segment other than the Mainland China.

Business segment for the three months ended March 31, 2007

	Aquaculture Product	Health and Bio-product	Unallocated Items	Consolidation
Sales to external customers	5,630,244	2,219,486	—	7,849,730

General and administrative expenses	126,643	63,916	782,378	972,937
Depreciation and amortization	165,695	75,877	53,113	294,685
Selling and distribution expenses	56,337	42,276	—	98,613
Marketing and advertising	—	1,244,086	—	1,244,086
Finance costs	(5,495)	11,460	1,262,240	1,268,205
(Recovery)/provision of doubtful accounts	(2,234)	224,034	—	221,800
Income/(loss) before taxes	439,310	148,220	(2,088,213)	(1,500,683)
Income taxes	33,576	32,236	—	65,812
Net Income/(loss) for the period	405,734	115,984	(2,088,213)	(1,566,495)

Segment assets	24,970,607	16,176,596	298,343	41,445,546

Segment liabilities	1,917,004	2,047,028	7,187,892	11,151,924

Business segment for the three months ended March 31, 2006

	Aquaculture Product	Health and Bio-product	Unallocated Items	Consolidation
Sales to external customers	4,673,498	2,211,842	—	6,885,340

General and administrative expenses	155,566	22,621	825,283	1,003,470
Depreciation and amortization	153,923	77,928	2,597	234,448
Selling and distribution expenses	49,507	19,661	—	69,168
Marketing and advertising	—	1,112,735	—	1,112,735
Finance costs	3,244	30,478	983,278	1,017,000
Provision of doubtful accounts	171,958	11,972	—	183,930
Income/(loss) before taxes	79,771	606,333	(1,811,137)	(1,125,033)
Income taxes	71,738	46,532	—	118,270
Net income (loss) for the period	8,033	559,801	(1,811,137)	(1,243,303)

Segment assets	14,991,215	9,221,777	8,986,020	33,199,012

Segment liabilities	2,699,070	1,709,294	6,195,646	10,604,010

NOTE 12 - CAPITAL COMMITMENT

As of March 31, 2007, the Group has capital commitments amounting to $211,704 for upgrading and improving the marine bio and health product factory. For feed mill, there is capital commitments amounting to $129,296 for the purchase of land use right.

NOTE 13 - RECENT PRONOUNCEMENTS

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) (“FIN 48”), which clarifies the relevant criteria and approach for the recognition, de–recognition and measurement of uncertain tax positions. FIN 48 will be effective for the Company beginning January 1, 2007. We do not expect the adoption of FIN 48 to have a material impact on our Consolidated Financial Statements.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 is effective for an employer with publicly traded equity securities as of the end of the first fiscal year ending after December 15, 2006. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year–end statement of financial position, effective for fiscal years ending after December 15, 2008. As such, the Company is required to recognize the funded status of its defined benefit postretirement plan and to provide the required disclosures at the beginning of the fiscal year ended June 30, 2009. The Company is currently evaluating the impact of SFAS 158 on its financial statements.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company is currently evaluating the impact of SFAS 159 on its consolidated financial statements.

NOTE 15 - LEGAL PROCEEDINGS

With the exception of the proceeding described below, we are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self–regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

On June 1, 2006, a complaint was filed by Bank of China in the Superior Court (Commercial Division) in Quebec, Canada, against certain affiliates of our company in which we were named as a co-defendant in this lawsuit. This complaint has been terminated by an “Agreement of receipt, mutual release and discharge” signed on May 14, 2007, which was filed with the Superior Court (Commercial Division) in Quebec, Canada. This was completed for an amount settled by the Directors of the Company and has no material impact on the Company.

Furthermore, on February 22, 2007 Stag Management Canada Ltd. served an action for recovery of “consulting fees” against HQ Sustainable Maritime Industries Inc, based upon a service agreement. The action was filed in the Quebec Superior Court. The claim is for the sum of US$ 4.75 Million. We will vigorously defend this action as management believes it is without merit. Consequently, no provision has been made in the financial statements in that respect.

The company is in an arbitration proceeding with an advisor of one of its subsidiaries for dispute on certain expenses reimbursements and fees.

NOTE 16 – SUBSEQUENT EVENTS

American Stock Exchange (AMEX) has approved the application of HQ Maritime Industries, Inc. for the listing of a total of 13,966,226 shares of common stock, $0.001 par value. The trading of the Company’s shares is scheduled to commence on May 17, 2007.

The outstanding bank loan was renewed until April 18, 2008, at a rate of approximately 6.4% per annum. The loan is secured by the pledge of certain fixed assets held by the Group and its subsidiaries.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL OVERVIEW

We are a leader in toxin free integrated aquaculture and aquatic product processing, with processing facilities located in Hainan, PRC. We market our products in Asia, America and Europe. We have two processing plants in Hainan, one that processes aquatic products providing toxin–free tilapia and other aquatic products, and the other one that processes marine bio and healthcare products. We seek to expand our operations through additional processing facilities in China and marketing efforts throughout North America and Europe.

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

Furthermore, we also announced that we strengthened our sales force in the United States by recruiting Mr. Trond Ringstad as our Executive Vice–President Sales and Distribution and Mr. Robert Emel, as our Retail Sales Manager, to oversee our retail and value–added sales and branding. Their experience in servicing the fish industry will impact significantly on the demand for our products.

In addition, from the first quarter of 2004, following our reverse merger with Process Equipment, Inc., we have been operating under the name of HQSM.

At that time, we owned 84.4% of HQOF, currently our principal operating subsidiary that processes our seafood products; in August 2004 we acquired the remaining ownership interest that we did not already own in HQOF. The fiscal year–end of Process Equipment prior to the reverse merger was April 30, which was changed to December 31 following the reverse merger. In August 2004, we acquired 100% interest in our current subsidiary Jiahua Marine which operates a marine bio and healthcare plant, including nutraceuticals, in Hainan Province, China.

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

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

You should read the following discussion of our financial condition and operations in conjunction with the consolidated financial statements and the related notes included elsewhere in this quarterly report. This quarterly report contains forward–looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “our company believes,” “management believes” and similar language. The forward–looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including our ability to (1) obtain sufficient capital or a strategic business arrangement to fund our expansion plans; (2) build the management and human resources infrastructure necessary to support the growth of our business; (3) competitive factors and developments beyond our control; and (4) those other risk factors, uncertainties and assumptions that are set forth in the discussion under the headings captioned “Business,” “Risk Factors,” and “Management’s Discussion and Analysis”. Our actual results may differ materially from results anticipated in these forward–looking statements. We base the forward–looking statements on information currently available to us, and we assume no obligation to update or revise them, whether as a result of new information, future events or otherwise. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10–Q.

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

Concentration of Credit Risk

Financial instruments that potentially subject our company to significant concentrations of credit risk consist primarily of trade accounts receivable. We perform ongoing credit evaluations with respect to the financial condition of its creditors, but do not require collateral. In order to determine the value of our accounts receivable, we record a provision for doubtful accounts to cover probable credit losses. Our management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable

Recent developments

On January 31, 2007, we completed a 1–for–20 reverse stock split. Furthermore, we have applied to be listed on the American Stock Exchange and we expect our shares to trade on that Board by the end May 2007.

On February 12, 2007, HQSM announced that it will begin direct sales of its “TiLoveYa”(TM) toxin–free brand through the internet. “Ultimate Entrée” is a leader in direct marketing through the internet of superior seafood and meat products. The success as “an event food Headquarters,” as seen through their recent “Super Bowl Special,” works well with the sale of ‘tailgate party’ marketed products such as HQ’s “TailGate TiLoveYa,”(TM) a skin–on boneless TiLoveYa toxin–free product sold by HQSM, ideally suited for barbecue. Regular 1 pound and 1.5 pound bags of HQSM’s boneless skinless fillet will also be marketed on the site and available directly online to Ultimate Entrée’s and HQSM’s clients.

On February 13, 2007, HQSM has agreed to work with the Beijing division of Newly Weds ® Foods, Inc. to introduce an exclusive, innovative line of battered and breaded flavored TiLoveYa(TM) fillet products to Chinese consumers. The new product line will use the vast international taste technology of Newly Weds ® Foods, Inc., as developed in its China operations, to manufacture value–added breaded TiLoveYa(TM) toxin–free fillet products to consumers in China. Most breaded value–added fish products currently marketed in China and the West suffer in quality from multiple rounds of freezing, deteriorating the taste, juiciness, texture and quality of the product.

On April 2nd, 2007 HQSM signed an agreement with Grocery Outlet to commence sales of its branded “TiLoveYa”(TM) products to its nearly 150 stores on the West Coast. The Grocery Outlet chain (See http://www.groceryoutlets.com/home.aspx) is headquartered in Berkeley, California, and has annual revenues exceeding $600 million. The agreement allows The Grocery Outlet to sell HQ’s brand of frozen fillets within its chain of stores in the states of California, Washington, Oregon, Nevada, Idaho and Hawaii.

On Monday April 23, HQSM signed an agreement with Sam’s Club to commence online sales of various formats of its branded “TiLoveYa(TM)” tilapia products on the Sam’s Club website. Sam’s Club is a division of Wal-Mart Stores, Inc. and ranks as one of the nation’s largest warehouse clubs with more than 47 million U.S. members. The first Sam’s Club opened its doors in Midwest City, Oklahoma in 1983. Sam’s Club offers exceptional values on merchandise and services for business owners and consumers. Online merchandise and Club information is available at www.samsclub.com.

Results of Operations – Three Months Ended March 31, 2007 as Compared to Three Months Ended March 31, 2006

Total sales for the three months ended March 31, 2007 increased by 14%, when compared to the same period of 2006. That increase originates mostly from the aquaculture segment, showing higher demand for our products. The loss from operations for that three months period increased from $71,866 in March 2006 to $241,675 in March 2007. Seasonality in the first quarter of each year continues to characterize our yearly results. Net loss in the first three months of 2007 was affected by finance costs of $1,268,205, an increase of $251,205 over the corresponding period of 2006. That increase was the result of having a full quarter of amortization of the future conversion of warrants added to the embedded conversion option on the convertible promissory notes which were issued in January and November 2006. Those amortization and non-cash financing costs must be recognized as such in accordance with FAS 123R and EITF 00-27.

By Segments

Manufacturing and Selling of Marine Bio and Healthcare products

Jiahua Marine is engaged in the manufacturing and selling of Marine Bio and Healthcare products. During the three months ended March 31, 2007 and 2006, Jiahua Marine realized sales of $2,219,486 and $2,211,842 respectively, an increase of 0.3%. The gross profit ratio from this segment was 82% and 85% for the three months ended March 31, 2007 and 2006, respectively, due to a different mix of sales realized in 2007. Furthermore, the major expense of this segment continues to be advertising, corresponding to 56% and 50% of revenues for the three months ended March 31, 2007 and 2006, respectively. The net income contributed by this segment was $115,984 and $559,801 for the three months ended March 31, 2007 and 2006 respectively. The reduction in net income was caused by the combination of lower gross profit margin, higher marketing expenses and a sharp increase in provision for doubtful accounts of $212,062 encountered in 2007.

Manufacturing and Selling of aquatic products

Our other subsidiary, HQOF, is engaged in the manufacturing and selling of aquatic products. The revenue contributed by this segment increased to $5,630,244 for the three months ended March 31, 2007 compared to $4,673,498 for the corresponding period of 2006, an improvement of 20%. The related gross profit ratio of this segment was stable at around 13.9% for both quarterly periods ended March 31, 2007 and 2006. This segment contributed $405,734 to net income in the three months period ended March 31, 2007, as compared to a net income of $8,033 for the corresponding period of 2006. The increase in the net profit for the three months ended in March 2007 was mainly caused by higher volumes of sales in the first quarter of 2007 compared to 2006, combined to lower provision for doubtful accounts of $171,958 in the same corresponding periods.

By Operations

Sales. For the three months ended March 31, 2007 revenue increased by $964,390 or 14% to $7,849,730. This improvement in sales resulted from a better performance of both segments in 2007, mostly the aquatic segment which saw an increase of $956,746, or 20% compared to the same period of 2006. The health and bio–product segment slightly improved its sales by $7,644 in the first quarter of 2007 compared to the same period of 2006.

Cost of Sales. Cost of sales increased by $905,829 or 21% to $5,259,284 from $4,353,455 for the three months ended March 31, 2007, as compared to the corresponding period of the prior year. Approximately 91% of the increase was due to the increased activities in the aquaculture product segment. The average gross profit ratio decreased from 37% for the three months ended March 31, 2006 to 33% for the current quarter in 2007. The overall gross profit ratio reduction in the current quarter is due to the mix of much higher volume from the aquatic product segment (with lesser percentage of gross profit than the other segment)

added to reduction in gross profit margin from the health and bio product segment.

Selling and Distribution Expenses. Selling and distribution expenses increased by $29,445 or 43% to $98,613 for the three months ended March 31, 2007, as compared to the corresponding period of the previous year. The increase originated mostly from higher volume of sales realized in the current period, mostly in the aquatic segment.

Marketing and advertising Expenses. Marketing and advertising expenses increased by $131,351 or 12% from $1,112,735 to $1,244,086 as compared to the corresponding period of prior year. The primary factor responsible for that increase in the current quarter of 2007 was that Jiahua Marine posted more advertisements to maintain its market share in a more competitive and developed market. Furthermore, significant advertising expenditures for the promotion of our bio-products to achieve customer recognition are consistent with industry practices.

Depreciation and amortization. Depreciation and amortization increased by $60,237 to $294,685 in the current quarter when compared to the same quarter of 2006, mainly as a result of the amortization of intangible assets related to the purchase of a U.S. distribution network in the third quarter of 2006.

Provision for Doubtful Accounts. Doubtful accounts increased by $37,870 to $221,800 in the current quarter when compared to the same quarter of 2006. The increase was mainly from a normal provision made in the health and bio-product segment during the current quarter of 2007 to provide for a potential collection risk.

Loss from Operation increased to $241,675 in the first quarter of 2007 from $71,866 in the corresponding quarter of prior year, an increase of $169,809. The increased activity and gross profit recognized in the first quarter of 2007 compared to the first quarter of 2006 was offset mainly by increased marketing and advertising expenses of $131,351, and additional bad debt of $37,870.

Finance Costs. Finance costs increased to $1,268,205 from $1,017,000 for the three months ended March 31, 2007 as compared to the corresponding period of the previous year, an increase of $251,205. That increase was due mostly to the continued combination of amortization of the future conversion of warrants (non–cash) attributed to investors on the convertible promissory notes of $5,225,000 issued during the first quarter of 2006 and of $5,000,000 issued in the last quarter of 2006, added to the amortization of the embedded conversion option (also non–cash) related to the same notes. Those two non–cash related financial costs, amounting to approximately $1,119,000 in the current three months period were recognized in accordance with FAS 123R and EITF 00–27. Such amortization will be repeated quarterly, on a pro–rata basis, until repayment of the notes. . Finally, carrying interests on those notes, amounting to approximately $150,000 were incurred during the same current period.

Other (Income)/expenses. For the three months ended March 31, 2007, $9,197 was reported as other income while there were other expenses of $36,167 for the three months ended March 31, 2006.

Loss before Income Taxes. Loss before income taxes increased to $1,500,683 in the first quarter of 2007, compared to $1,125,033 for the corresponding period of 2006. The increased activity and gross profit recognized in the first quarter of 2007 compared to the first quarter of 2006 was affected mainly by increased finance costs of $251,205, and increased marketing and advertising expenses of $131,351 experienced in the current quarter.

Current Income Taxes. Current income taxes decreased by $17,573 to $65,812 from $83,385 in the current three months of 2007. The decrease was mainly due to the higher operating expenses for both segments

Deferred Income Taxes. Deferred income tax decreased from $34,885 to zero in the current period ended March 31, 2007. There was no requirement of recognizing the deferred tax expenses in the aquaculture product segment in the current quarter.

The Net Loss Attributable to Shareholders increased from $1,243,303 in the first quarter of 2006 to $1,566,495 for the three months ended March 31, 2007. Although experiencing increased activity and gross profit in the aquaculture segment in the first quarter of 2007 compared to 2006, the 2007 results were affected by increased finance costs (mostly non-cash) and marketing and advertising expenses, as described above.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents decreased by $217,216, or 2%, to $11,172,159 at March 31, 2007, from $11,389,375 at December 31, 2006. As at March 31, 2007, working capital was $22,668,692 compared to $22,063,084 at December 31, 2006. The funds generated by the operating and financing activities during 2007 were used mainly to support the increase in our business volume, more specifically our receivables and inventories levels.

Total assets decreased by $406,934, or 1%, to $41,445,546 at March 31, 2007, from $41,852,480 as of December 31, 2006. Shareholders equity increased by $687,887, or 2.32%, to $30,293,622 at March 31, 2007, from $29,605,735 as of December 31, 2006.

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

We also completed a financing in January 2006, in which we issued to a group of twenty one investors, in a private placement, (1) convertible secured promissory notes bearing interest at 8% per year and maturing on January 25, 2008, in the aggregate principal amount of $5,225,000; (2) Class A warrants, with each warrant giving the right to the holder to purchase one share of our common stock at the exercise price of $0.35 until January 2009 (repriced @ $0.30); and (3) Class B warrants, with each warrant giving the right to the holder to purchase one share of our common stock at the exercise price of $0.40 until January 2011 (repriced @ $0.30). The net proceeds of this financing to us were $4,702,500, after deducting commissions and other costs of this transaction equal to $522,500. At March 31, 2007, the balance due to those investors amounted to $1,677,225. Under the terms of the convertible secured promissory notes, we must repay these notes on a monthly basis until January 25, 2008. We have the option of repaying the notes in cash or in shares of our common stock. As of March 31, 2007, twelve monthly repayments have been made, repaying 68% of the originally issued convertible secured promissory notes.

We completed another financing in November 2006, in which we issued to two investors, in a private placement, (1) convertible promissory notes bearing interest at 6.5% and maturing in November 1, 2009, in the principal aggregate amount of $5,000,000 with the conversion price of $5.00 after reverse split and (2) warrants registered in the name of each investor to purchase an aggregate of up to 200,000 of our common stock, after reverse split, with each warrant giving the right to the holder to purchase one share of our common stock at the exercise price of $5.00 until the fifth anniversary of the effective date of the reverse stock split effectuated. The net proceed of this financing to us were $4,932,500, after deducting commissions and other costs of this transaction equal to $67,500. The notes are due on November 1, 2009.

We are currently in the process of examining various financing opportunities to obtain additional liquidities to help finance our operations, as well as support our additional cash requirements related to volume increases that we anticipate might occur in the future, specifically in the inventory and receivables build-up. As of March 31, 2007, we had a loan from a bank in the outstanding principal amount of $1,202,453 bearing an interest rate of 6.4% per annum. We extended the maturity of the outstanding loan balance to April 18, 2008. The loan is secured by a pledge of certain fixed assets held by us and our subsidiaries and is used to support working capital items related to production in China. No assurances can be given that additional debt or equity financing we may require will be available to us or, even if available, that such financing will be on terms favorable to us.

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

The current ratio improved to 4.07 times ($30,048,443/$7,379,751) at March 31, 2007, from and 3.63 times ($30,440,447/$8,377,363) at December 31, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities. Because most of our purchases and sales are made in RMB, any exchange rate change affecting the value of the RMB relative to the U.S. dollar could have an effect on our financial results as reported in U.S. dollars. If the RMB were to depreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly reduced. If the RMB were to appreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly increased.

ITEM 4. CONTROL AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

(b) Changes in Internal Control over Financial Reporting.

During the Quarter ended March 31, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On June 1, 2006, a complaint was filed by Bank of China in the Superior Court (Commercial Division) in Quebec, Canada, against certain affiliates of our company in which we were named as a co-defendant in this lawsuit This complaint has been terminated by an “Agreement of receipt, mutual release and discharge” signed on May 14, 2007, which was filed with the Superior Court (Commercial Division) in Quebec, Canada. This was completed for an amount settled by the Directors of the Company and has no material impact on the Company.

Furthermore, on February 22, 2007, the Company was served an action for recovery of consulting fees from a service supplier. The amount claimed by that supplier is $4.75 Million. The Company will vigorously defend this action as management believes it is without merit. Consequently, no provision has been made in the financial statements in that respect.

The Company is in arbitration proceeding with an advisor of one of its subsidiaries for dispute on certain expenses reimbursements and fees.

ITEM 1A -Risk Factors

We have updated the risk factors previously disclosed in Part II, Item 6 of our Annual Report on Form 10–K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission on March 20, 2007 (the “Fiscal 2006 10–K”). We believe there is no change that constitute material changes from the risk factors previously disclosed in the Fiscal 2006 10–K.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, we did not sell securities pursuant to registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, Washington.

Dated : May 15, 2007

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