Form 10-Q
period 2007-06-30
HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
filed 2007-08-03
CIK 857073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non–Accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2007
Common stock, $0.001 par value	8,033,073

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2007 (Unaudited)	December 31, 2006 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,807,120	$11,389,375
Trade receivables, net of provisions	17,350,433	17,957,521
Inventories	647,197	708,858
Prepayments	368,476	384,693

TOTAL CURRENT ASSETS	37,173,226	30,440,447

OTHER ASSETS
Deferred taxes	838,192	817,577
Deferred expenses	848,335	1,305,197

	1,686,527	2,122,774
PROPERTY, PLANT AND EQUIPMENT, NET	8,012,103	7,619,606

CONSTRUCTION IN PROGRESS	1,479,124	1,196,453

INTANGIBLE ASSETS	381,600	473,200

TOTAL ASSETS	$48,732,580	$41,852,480

The accompanying notes are an integral part of the consolidated financial statements.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2007 (Unaudited)	December 31, 2006 (Audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,556,531	$3,822,510
Bank loans	1,155,541	1,255,203
Tax payable	720,059	175,160
Due to related parties	152,490	198,553
Due to directors	1,671,031	1,698,265
Current portion of promissory notes	87,518	1,227,672

TOTAL CURRENT LIABILITIES	8,343,170	8,377,363

OTHER LIABILITIES
Convertible promissory notes, net of discount	3,403,328	3,869,382

TOTAL LIABILITIES	11,746,498	12,246,745

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 100,000 shares issued and outstanding	100	100
Common stock, $0.001 par value, 200,000,000 shares authorized, 8,033,073 and 6,416,856 shares issued and outstanding as of June 30, 2007 and December 31, 2006 respectively	8,033	6,417
Additional paid-in capital	32,692,274	25,441,626
Accumulated other comprehensive income	2,474,863	1,612,366
Retained earnings (deficit)	(1,834,583)	(683,846)
Appropriation of retained earnings (reserves)	3,645,395	3,229,072

TOTAL SHAREHOLDERS’ EQUITY	36,986,082	29,605,735

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$48,732,580	$41,852,480

The accompanying notes are an integral part of the consolidated financial statements.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006 (Restated)	June 30, 2007	June 30, 2006 (Restated)
SALES	$13,660,698	$9,574,081	$21,510,428	$16,459,421
COST OF SALES	7,135,365	4,929,634	12,394,649	9,283,089

GROSS PROFIT	6,525,333	4,644,447	9,115,779	7,176,332
SELLING AND DISTRIBUTION EXPENSES	246,366	139,660	344,979	208,828
MARKETING AND ADVERTISING	1,263,891	1,067,690	2,507,977	2,180,425
GENERAL AND ADMINISTRATIVE EXPENSES	1,343,993	1,060,709	2,316,930	1,907,237
DEPRECIATION AND AMORTIZATION	313,397	238,948	608,082	473,396
(RECOVERY OF) DOUBTFUL ACCOUNTS	284,441	(265,905)	506,241	(81,975)

INCOME/(LOSS) FROM OPERATIONS	3,073,245	2,403,345	2,831,570	2,488,421
FINANCE COSTS	1,545,397	1,433,359	2,813,602	2,607,301
OTHER (INCOME)/EXPENSES	(4,850)	6,722	(14,047)	42,889

INCOME/ (LOSS) BEFORE INCOME TAXES	1,532,698	963,264	32,015	(161,769)
INCOME TAXES
CURRENT	700,617	286,498	766,429	369,883
DEFERRED	—	35,398	—	70,283

NET INCOME/(LOSS) ATTRIBUTABLE TO SHAREHOLDERS	832,081	641,368	(734,414)	(601,935)
OTHER COMPREHENSIVE INCOME
FOREIGN CURRENCY TRANSLATION LOSS	9,019	6,570	14,626	15,920

COMPREHENSIVE INCOME (LOSS)	$823,062	$634,798	$(749,040)	$(617,855)

NET INCOME/(LOSS) PER SHARE
BASIC (AFTER REVERSE SPLIT)	$0.110	$0.109	$(0.103)	$(0.103)

DILUTED (AFTER REVERSE SPLIT)	$0.102	$0.109	$(0.103)	$(0.103)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING
BASIC (AFTER REVERSE SPLIT)	7,556,129	5,867,467	7,120,337	5,855,135

DILUTED (AFTER REVERSE SPLIT)	8,792,712	5,867,467	7,120,337	5,855,135

The accompanying notes are an integral part of the consolidated financial statements.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

	2007	2006 (Restated)
OPERATING ACTIVITIES
Net loss	$(734,414)	$(601,935)
Non-cash items :
Depreciation and amortization	608,082	473,396
Loss on disposal of fixed assets		2,350
Financial and other non-cash services	2,212,508	6,215,458
Change in non–cash working capital items:
Inventories	61,661	(1,625,810)
Trade receivables, net of provisions	607,088	(2,923,028)
Prepayments	16,217	(283,686)
Deferred taxes		57,174
Accounts payables and accrued expenses	734,021	(474,432)
Advance from employees		75,854
Taxes (recoverable)/payable	544,899	239,420

Cash flow used in operating activities	4,050,062	1,154,761

INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(706,021)	(82,951)
Construction in progress	(282,671)	—

Cash flow used in investing activities	(988,692)	(82,951)

FINANCING ACTIVITIES
Cash proceeds from issuance of common stock	4,075,000	—
Convertible promissory notes issued, net of cash repayments	—	4,512,571
Due (to)/from directors	(27,234)	210,278
Receipts/(repayment) from/(to) related parties	(46,063)	(222,958)
Bank loan repayments	(99,662)	(423,388)
Deferred expenses	122,677	(4,086,893)

Cash flow from financing activities	4,024,718	(10,390)

NET CHANGE IN CASH AND CASH EQUIVALENTS	7,086,088	1,061,420
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	331,657	347,816
Cash and cash equivalents, beginning of period	11,389,375	5,140,159

Cash and cash equivalents, end of period	$18,807,120	$6,549,395

SUPPLEMENTARY CASH FLOWS DISCLOSURES
Interest paid	$114,758	$20,569

Taxes paid	$714,490	$121,538

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued for services	$158,000	$195,000

The accompanying notes are an integral part of the financial statements.

HQ SUSTAINABLE MARTIME INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2007

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of HQ Sustainable Maritime Industries, Inc., (HQSM), have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10–Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The condensed consolidated balance sheet information as of December 31, 2006 was derived from the audited consolidated financial statements included in the Company’s Annual Report Form 10–KSB. These interim financial statements should be read in conjunction with that report.

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

NOTE 4 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed by adjusting the weighted average common shares outstanding assuming conversion of all potentially dilutive convertible securities.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses and debt, approximates their fair value at June 30, 2007 and December 31, 2006 due to the relatively short-term nature of these instruments.

NOTE 6 - INVENTORIES

Inventories are stated at the lower of cost and net realizable value. Cost is calculated on the weighted average basis and includes all costs to acquire and other costs incurred in bringing the inventories to their present location and condition. The Company evaluates the net realizable value of inventories on a regular basis and record a provision for loss to reduce the computed weighted average cost if it exceeds the net realizable value.

The inventories at June 30, 2007 and December 31, 2006 are summarized as follows:

	June 30, 2007	December 31, 2006
Raw materials	$116,805	$62,560
Work-in-progress	137,740	109,859
Finished goods	392,652	536,439

	$647,197	$708,858

NOTE 7 - FOREIGN CURRENCY TRANSLATION

We follow SFAS No. 52, “Foreign Currency Translation”, for both the translation and re-measurement of balance sheet and income statement items into U.S. dollars. Resulting translation adjustments are reported as a separate component of accumulated comprehensive income (loss) in stockholders’ equity.

The Group maintains its books and accounting records in Renminbi (“RMB”), the PRC’s currency, being the functional currency. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date. Any translation gains (losses) are recorded in exchange reserve as a component of shareholders’ equity. Income and expenditures are translated at the average exchange rate of the quarter.

	2007	2006
Quarter end RMB : US$ exchange rate	7.6155	7.9925
Average quarterly RMB : US$ exchange rate	7.6748	7.9925

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

Commencing from July 21, 2005, China has adopted a managed floating exchange rate regime based on market demand and supply with reference to a basket of currencies. The exchange rate of the US dollar against the RMB was adjusted from approximately RMB 8.28 per US dollar to approximately RMB 8.11 per US dollar on July 21, 2005. Since then, the PBOC administers and regulates the exchange rate of US dollar against RMB taking into account demand and supply of RMB, as well as domestic and foreign economic and financial conditions.

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

The Company’s subsidiaries registered in the PRC are subject to state and local income taxes within the PRC at the applicable tax rates on the taxable income as reported in their PRC statutory financial statements in accordance with the relevant income tax laws applicable to foreign enterprises. HQOF and Jiahua Marine were subject to a tax rate of 15% and 15%, respectively during this quarter. HQOF and Jiahua Marine were entitled to a two–year tax exempted and three–year half tax rate holiday from 2001 and 2002 commencing with the first profit–making year, respectively.

The reconciliation of the effective income tax rate of the Company to the statutory income tax rate in the PRC for this quarter is as follows:

	HQOF	Jiahua Marine
Statutory tax rate	15.0%	15.0%
Tax holidays and concessions	—	—

Effective tax rate	15.0%	15.0%

Income taxes are calculated on a separate entity basis. Currently there is no tax benefit or burden recorded for the United States.

NOTE 9 - BANK LOANS

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

Furthermore, effective November 8, 2006, the Company completed another financing transaction with a group of private investors for an amount of $5,000,000, bearing interest at 6.5% per annum. The financing consisted of two components: (a) promissory notes of the Company, in the principal aggregate amount of $5,000,000 due November 1, 2009 and (b) warrants registered in the name of each Investor to purchase an aggregate of up to 200,000 shares of our Common Stock. The Notes are convertible into shares of the Company’s $0.001 par value Common Stock at a per share conversion price of $5.00 per share. The Warrants expire on the fifth (5th) anniversary of the effective date of the reverse stock split. The exercise price to acquire a share of Common Stock is equal to the Conversion Price under the Notes, currently at the rate of $5.00 per share of Common Stock.

NOTE 11 - SEGMENTS

No geographical segment analysis is provided for the three months and six months ended June 30, 2007 and 2006, respectively, as less than 10% of consolidated revenues and less than 10% of consolidated income from operations is attributable to the segment other than the Mainland China.

Business segment for the three months ended June 30, 2007

	Aquaculture Product	Health and Bio-product	Unallocated Items	Consolidation
Sales to external customers	$8,837,657	$4,823,041	$—	$13,660,698

General and administrative expenses	149,712	60,726	1,133,555	1,343,993
Depreciation and amortization	167,888	92,396	53,113	313,397
Selling and distribution expenses	101,190	145,176	—	246,366
Marketing and advertising	—	1,263,891	—	1,263,891
Finance costs	(1,461)	14,949	1,531,909	1,545,397
Doubtful accounts	7,319	277,122	—	284,441
Income/(loss) before taxes	2,074,780	2,271,228	(2,813,310)	1,532,698
Income taxes	307,834	406,655	(13,872)	700,617
Net Income/(loss) for the period	1,766,946	1,864,573	(2,799,438)	832,081

Segment assets	$27,640,829	$18,862,142	$2,229,609	$48,732,580

Segment liabilities	$2,263,566	$2,631,667	$6,851,265	$11,746,498

Business segment for the three months ended June 30, 2006

	Aquaculture Product	Health and Bio-product	Unallocated Items	Consolidation
Sales to external customers	$5,630,062	$3,944,019	$—	$9,574,081

General and administrative expenses	210,719	195,185	654,805	1,060,709
Depreciation and amortization	156,670	78,542	3,736	238,948
Selling and distribution expenses	56,579	86,081	—	139,660
Marketing and advertising	—	1,067,690	—	1,067,690
Finance costs	(2,427)	17,505	1,418,281	1,433,359
(Recovery of) Doubtful accounts	(10,105)	(255,800)	—	(265,905)
Income/(loss) before taxes	828,961	2,211,125	(2,076,822)	963,264
Income taxes	163,571	148,325	10,000	321,896
Net income (loss) for the period	665,390	2,062,800	(2,086,822)	641,368

Segment assets	$16,645,537	$11,706,989	$2,759,791	$31,112,317

Segment liabilities	$2,820,591	$2,019,810	$2,341,670	$7,182,071

Business segment for the six months ended June 30, 2007

	Aquaculture Product	Health and Bio-product	Unallocated Items	Consolidation
Sales to external customers	$14,467,901	$7,042,527	$—	$21,510,428

General and administrative expenses	276,355	124,642	1,915,933	2,316,930
Depreciation and amortization	333,583	168,273	106,226	608,082
Selling and distribution expenses	157,527	187,452	—	344,979
Marketing and advertising	—	2,507,977	—	2,507,977
Finance costs	(6,956)	26,409	2,794,149	2,813,602
Doubtful accounts	5,085	501,156	—	506,241
Income/(loss) before taxes	2,514,090	2,419,448	(4,901,523)	32,015
Income taxes	341,410	438,891	(13,872)	766,429
Net Income/(loss) for the period	2,172,680	1,980,557	(4,887,651)	(734,414)

Segment assets	$27,640,829	$18,862,142	$2,229,609	$48,732,580

Segment liabilities	$2,263,566	$2,631,667	$6,851,265	$11,746,498

Business segment for the six months ended June 30, 2006

	Aquaculture Product	Health and Bio-product	Unallocated Items	Consolidation
Sales to external customers	$10,303,560	$6,155,861	$—	$16,459,421

General and administrative expenses	366,285	217,806	1,323,145	1,907,237
Depreciation and amortization	310,593	156,470	6,333	473,396
Selling and distribution expenses	103,086	105,742	—	208,828
Marketing and advertising	—	2,180,425	—	2,180,425
Finance costs	816	47,983	2,558,502	2,607,301
Doubtful accounts (Recovery)	161,853	(243,828)	—	(81,975)
Income/(loss) before taxes	908,732	2,817,458	(3,887,959)	(161,769)
Income taxes	235,309	194,857	10,000	440,166
Net income (loss) for the period	673,423	2,622,601	(3,897,959)	(601,935)

Segment assets	$16,645,537	$11,706,989	$2,759,791	$31,112,317

Segment liabilities	$2,820,591	$2,019,810	$2,341,670	$7,182,071

NOTE 12 - CAPITAL COMMITMENT

As of June 30, 2007, there were capital commitments amounting to $65,656 for the purchase of land use right and $25,474 for purchase of motor vehicle in Feedmill.

NOTE 13 - RECENT PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statement No. 133 and 140” (“SFAS 155”). SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2007. Management does not believe this standard to have a significant impact on its consolidated financial statements.

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 amends FASB Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practical. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2007. Management does believe this standard to have a significant impact on its consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) (“FIN 48”), which clarifies the relevant criteria and approach for the recognition, de–recognition and measurement of uncertain tax positions. FIN 48 will be effective for the Company beginning January 1, 2007. Management does not believe the adoption of FIN 48 to have a material impact on its consolidated financial statements.

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company is currently evaluating the impact of SFAS 159 on its consolidated financial statements.

NOTE 14 - LEGAL PROCEEDINGS

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

In addition, from the first quarter of 2004, following our reverse merger with Process Equipment, Inc., we have been operating under the name of HQ Sustainable Maritime Industries, Inc.

At that time, we owned 84.4% of Hainan Quebec Ocean Fishing Co. Ltd., a company organized in PRC (“HQOF”), currently our principal operating subsidiary that processes our seafood products; in August 2004 we acquired the remaining ownership interest that we did not already own in HQOF. The fiscal year–end of Process Equipment prior to the reverse merger was April 30, which was changed to December 31 following the reverse merger. In August 2004, we acquired 100% interest in our current subsidiary Jiahua Marine which operates a marine bio and healthcare plant, including nutraceuticals, in Hainan Province, China.

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

On January 31, 2007, we completed a 1–for–20 reverse stock split. Furthermore, since May 2007, the Company is listed on the American Stock Exchange.

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

On April 2nd, 2007 HQSM signed an agreement with Grocery Outlet to commence sales of its branded “TiLoveYa”(TM) products to its nearly 150 stores on the West Coast. The Grocery Outlet chain (See http://www.groceryoutlets.com/home.aspx ) is headquartered in Berkeley, California, and has annual revenues exceeding $600 million. The agreement allows The Grocery Outlet to sell HQ’s brand of frozen fillets within its chain of stores in the states of California, Washington, Oregon, Nevada, Idaho and Hawaii.

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

In May 2007, we commenced sales of our “TiLoveYa”(TM) brand of frozen fillets through the QFC chain of the Kroger Company within its chain of stores in the states of Washington and Oregon. Headquartered in Cincinnati, Ohio, Kroger is one of the nation’s largest grocery retailers.

Results of Operations – Three Months Ended June 30, 2007 as Compared to Three Months Ended June 30, 2006

Total sales for the three months ended June 30, 2007 increased by 43% to $13,660,698, when compared to the same period of 2006, generating an increase of gross profit of 40%. That increase originates mostly from the aquaculture segment, showing higher demand for our products. Income from operations for the three months ended June 30, 2007 increased by 28% to $3,073,245, when compared the corresponding period of 2006; the current three months period was affected mostly by bad debts of $284,441 incurred in the health and bio-products segment to provide for potential collection risks. Net income was affected in the three months period ended June 30, 2007 by finance costs of $1,545,397, an increase of $112,038 or 8% over the corresponding period of 2006. That increase in finance costs is mostly attributable to a non-recurring provision for penalty on late filing of the registration of the underlying shares related to the convertible secured promissory notes issued in November 2006. The warrants amortization costs (non–cash) related to the promissory notes and the amortization of the related embedded conversion option (also non–cash), make-up the major part of the balance of financial fees and are recognized as such in accordance with FAS 123R and EITF 00–27. Notwithstanding the above increases in bad debts and finance cost, net income improved by 30% in the three months period ended June 30, 2007 when compared to the corresponding period of 2006.

By Segments

Manufacturing and Selling of Marine Bio and Healthcare products

Jiahua Marine is engaged in the manufacturing and selling of Marine Bio and Health-care products. During the three months ended June 30, 2007 and 2006, Jiahua Marine realized sales of $4,823,041 and $3,944,019 respectively, an increase of 22%. The gross profit ratio from this segment was stable at around 86% for the three months ended June 30, 2007 and 2006, respectively. Furthermore, the major expense of this segment remains to be advertising, corresponding to 26% and 27% of revenues for the three months ended June 30, 2007 and 2006, respectively. The net income contributed by this segment was $1,864,573 and $2,062,800 for the three months ended June 30, 2007 and 2006 respectively. The reduction in net income was caused by a sharp increase in doubtful accounts of $532,922 to provide for potential collection risks, combined with increased income taxes due to the end of the holiday tax break from January 2007.

Manufacturing and Selling of aquatic products

Our other subsidiary, HQOF, is engaged in the manufacturing and selling of aquatic products. The revenue contributed by this segment increased to $8,837,657 for the three months ended June 30, 2007 compared to $5,630,062 for the corresponding period of 2006, an improvement of 57%. The related gross profit ratio of this segment was 28% and 22% for the three months ended June 30, 2007 and 2006. This segment contributed $1,766,946 to net income in the three months period ended June 30, 2007, as compared to a net income of $665,390 for the corresponding period of 2006. The increased activity of this segment in 2007, together with increased margin led to the improved profitability in the second quarter of 2007 compared to the same period of 2006.

By Operations

Sales. For the three months ended June 30, 2007 revenue increased by $4,086,617 or 43% to $13,660,698. This improvement in sales resulted from a better performance of both segments in 2007, mostly the aquatic segment which experienced an increase of $3,207,595 or 57% compared to the same period of 2006. The health and bio–product segment improved its sales by $879,022 or 22% in the second quarter of 2007 compared to the same period of 2006.

Cost of Sales. Cost of sales increased by $2,205,731 or 45% to $7,135,365 from $4,929,634 for the three months ended June 30, 2007, as compared to the corresponding period of the prior year. Approximately 93% of the increase was due to the increased activities in the aquaculture product segment. The overall gross profit ratio remained stable at around 48% for the three months ended June 30, 2006 and 2007.

Selling and Distribution Expenses. Selling and distribution expenses increased by $106,706 or 76% to $246,366 for the three months ended June 30, 2007, as compared to the corresponding period of the previous year. The increase originated mostly from higher volume of sales realized in the current period.

Marketing and Advertising Expenses. Marketing and advertising expenses increased by $196,201 or 18% from $1,067,690 to $1,263,891 as compared to the corresponding period of prior year. The primary factor responsible for that increase in the current quarter of 2007 was that Jiahua Marine posted more advertisements to maintain its market share in a more competitive and developed market. Furthermore, significant advertising expenditures for the promotion of our bio–products to achieve customer recognition are consistent with industry practices.

General and Administrative Expenses. General and administrative expenses increased by $283,284 or 27% to $1,343,993 from $1,060,709 as compared to the corresponding period of the previous year. Most of the increase is the result of branding–related expenses, investors’ relations and U.S. headquarters expenses while the rest of the increase originates from additional general and administrative expenses in the subsidiaries where additional activity was created in 2007 compared to 2006.

Depreciation and Amortization. Depreciation and amortization increased by $74,449 to $313,397 in the current quarter when compared to the same quarter of 2006, mainly as a result of the amortization of intangible assets related to the purchase of a U.S. distribution network in the third quarter of 2006. Furthermore, acquisition of fixed assets of $676,098 in the health and bio-product segment in the second quarter of 2007 triggered additional depreciation.

Doubtful Accounts (Recovery). Doubtful accounts amounted to $284,441 for the three months ended June 30, 2007 compared to a recovery of $265,905 for the corresponding period of 2006. The provision was incurred mainly in the health and bio–product segment during the current quarter of 2007 to provide for potential collection risks on outstanding receivables at the end of the period.

Income from Operations. Income from operations increased to $3,073,245 in the second quarter of 2007 from $2,403,345 in the corresponding quarter of the prior year, an increase of $669,900. The significant improvement was the result of increased sales and gross profit from both segments, mainly the increased margin from the aquaculture product segment during the three months period of 2007; that additional gross profit was partially offset by doubtful accounts incurred in the current quarter to provide for potential collection risks. Without considering the effect of the doubtful account expenses on the current and comparative results, income from operations improved by 57% in the current 2007 quarter compared the same quarter of 2006.

Finance Costs. Finance costs increased to $1,545,397 from $1,433,359 for the three months ended June 30, 2007 as compared to the corresponding period of the previous year, an increase of $112,038. Included in the 2007 finance costs are the carrying interests on the notes added to the continued combination of amortization of the future conversion of warrants (non–cash) attributed to investors on the convertible promissory notes of $5,225,000 issued during the first quarter of 2006 and of $5,000,000 issued in the last quarter of 2006, added to the amortization of the embedded conversion option (also non–cash) related to the same notes. The increase in finance costs in the current quarter of 2007 compared to 2006 is due to essentially two factors: (1) a non-recurring $400,000 provision for penalty on late filing of the registration of the underlying shares related to the promissory notes issued in November 2006; and (2) an overall reduction of about $290,000 of non-cash costs of embedded derivatives and warrants conversion on the promissory notes issued in 2006. The above non–cash related financial costs were recognized in accordance with FAS 123R and EITF 00–27. Such amortization will be repeated quarterly, on a pro–rata basis, until maturity of the notes.

Other (Income)/Expenses. For the three months ended June 30, 2007, $4,850 was reported as other income while there were other expenses of $6,722 for the three months ended June 30, 2006.

Income before Income Taxes. Income before income taxes increased by $569,434 or 59% to $1,532,698 in the second quarter of 2007, compared to $963,264 for the corresponding period of 2006. The increased volume and gross profit from both segments experienced during the current quarter of 2007 compared to 2006 was the support of such improvement. That increase was affected mostly by a non-recurring provision for penalty of $400,000 on late filing of the registration statement underlying the shares related to the promissory notes issued in November 2006. Had it not been for such non-recurring penalty, income before income taxes would have more than doubled in the current quarter when compared to the same quarter of 2006.

Current Income Taxes. Current income taxes increased by $414,119 to $700,617 from $286,498 in the current three months of 2007. The increase was mainly due to the higher volumes and gross profits for both segments, and to the termination of the tax rate holiday in health and bio-product segment as of December 31, 2006. The actual tax rate for that segment is 15% in 2007 and was 7.5% for the corresponding period of 2006.

Deferred Income Taxes. Deferred income tax decreased from $35,398 to zero in the current period ended June 30, 2007. There was no requirement of recognizing the deferred tax expenses in the aquaculture product segment in the current quarter.

The Net Income Attributable to Shareholders. The net income attributable to shareholders increased from $641,368 in the second quarter of 2006 to $832,081 in the corresponding period of 2007, a 30% improvement. Notwithstanding the non-recurring penalty described above, the increased activity and gross profit from both segments in the second quarter of 2007 compared to 2006 triggered such growth in the 2007 period.

Results of Operations – Six Months Ended June 30, 2007 as Compared to Six Months Ended June 30, 2006

Total sales for the six months ended June 30, 2007 increased by 31%, when compared to the same period of 2006. That increase in sales originates mostly from the aquaculture segment, showing higher demand for our products. Income from operations for the current six months period improved by 14% when compared to the corresponding six months period of 2006; income from operations for the current six months period was affected mostly by bad debts of $506,241 incurred in the health and bio-product segment to provide for potential collection risks. Net income was affected in the six months period ended June 30, 2007 by finance costs of $2,813,602, an increase of $206,301 or 8% over the corresponding period of 2006. That increase in finance costs is mostly attributable to a non-recurring penalty for late filing of the registration of underlying shares related to the convertible secured promissory notes issued in November 2006. The warrants amortization costs (non–cash) related to the convertible secured promissory notes issued in 2006, added to amortization of the embedded conversion option related to the same notes (also non–cash), and related interests on those notes make up the major part of the balance of financial fees, and are recognized as such in accordance with FAS 123R and EITF 00–27.

Segments

Manufacturing and Selling of Marine Bio and Healthcare products

One of our subsidiaries, Jiahua Marine, is engaged in the manufacturing and selling of marine bio and health-care products. During the six months ended June 30, 2007 and 2006, Jiahua Marine realized sales of $7,042,527 and $6,155,861 respectively, an increase of $886,666 or 14%. The gross profit ratio from this segment was 84% and 86% for the six months ended June 30, 2007 and 2006, respectively, and the major expense was advertising, corresponding to 36% and 35% of revenues for the six months ended June 30, 2007 and 2006, respectively. The net income contributed by this segment was $1,980,557 and $2,622,601 for the six months ended June 30, 2007 and 2006, respectively. The reduction in net income was caused mostly by increased doubtful accounts of $744,983 to provide for potential collection risks, combined with increased income taxes due to the end of the holiday tax break from January 2007.

Manufacturing and Selling of aquatic products

Our other subsidiary, HQOF, is engaged in the manufacturing and selling of aquatic products. The revenue contributed by this segment increased by $4,164,341 or 40% to $14,467,901 for the six months ended June 30, 2007 compared to $10,303,560 for the corresponding period of 2006. The related gross profit ratio of this segment was 23% and 18% for the six months ended June 30, 2007 and 2006, respectively. This segment contributed $2,172,680 to net income in the first six months of 2007, as compared to net income of $673,423 for the corresponding period of 2006. The increased activity of this segment in 2007, together with the increased margin resulted in the improved profitability in that period of 2007 compared to the same period of 2006.

Operations

Sales. For the six months ended June 30, 2007 revenue increased by $5,051,007 or 31% to $21,510,428. This improvement in sales resulted from increased activities of both segments in 2007. The sales from the health and bio product segment increased by $886,666 or 14% in the first six months of 2007 compared to 2006, while the sales from the aquatic segment improved by $4,164,341 or 40% in the same comparative period.

Cost of Sales. Cost of sales increased by $3,111,560 or 34% to $12,394,649 from $9,283,089 for the six months ended June 30, 2007, as compared to the corresponding period of the prior year. Approximately 92% of the increase was due to the increased activities in the aquaculture product segment. The gross profit ratio reduced from 43.6% for the six months ended June 30, 2006 to 42.4% for the same period of 2007. The overall gross profit ratio reduction in the current period is due to the mix of much higher volume from the aquaculture product segment (with lesser percentage of gross profit than the other segment) compared to less additional volume from the marine bio and healthcare product segment.

Selling and Distribution Expenses. Selling and distribution expenses increased by $136,151 or 65% from $208,828 to $344,979 for the six months ended June 30, 2007, as compared to the corresponding period of the prior year. The increase was the result of higher sales volumes realized in the current period, leading to higher transportation costs in the first six months of 2007, as compared to that of the corresponding period of 2006.

Marketing and Advertising Expenses. Marketing and advertising expenses increased by $327,552 or 15% from $2,180,425, to $2,507,977, as compared to the corresponding period of prior year. The primary factor responsible for the increase in the first six months of 2007 was that the health and bio-product segment posted more advertisements to attract more customers for higher sales; the sales of this particular segment increased by 14% in the first six months of 2007 compared to the same period of 2006.

General and Administrative Expenses. General and administrative expenses increased by $409,693 or 21% to $2,316,930 from $1,907,237 as compared to the corresponding period of the previous year. Most of the increase results from additional branding-related expenses, investors’ relations and U.S. headquarters expenses while the rest of the increase originates from additional general and administrative expenses in the subsidiaries where additional activity was created in 2007 compared to 2006.

Depreciation and Amortization. Depreciation and amortization increased by $134,686 or 28% to $608,082 as compared to the corresponding period of prior year, mainly as a result of the amortization of intangible assets related to the purchase of a U.S. distribution network in the third quarter of 2006. Furthermore, acquisition of fixed assets of $676,098 in health and bio-product segment during the current period of 2007 triggered additional depreciation

Doubtful Accounts (Recovery). Doubtful accounts amounted to $506,241 for the six months ended June 30, 2007 compared to a recovery of $81,975 for the corresponding period of 2006. The provision was incurred mainly from a normal provision made in the health and bio–product segment during the current quarter of 2007 to provide for potential collection risks on outstanding receivables at the end of the period.

Income from Operations. Income from operations increased to $2,831,570 for the six months ended June 30, 2007 from $2,488,421 for the corresponding period of prior year, a 14% improvement. The improvement was the result of increased sales and gross profit from both segments, mainly the aquaculture product segment during the current period of 2007; that additional profit was partially offset by doubtful accounts of $506,241 incurred in the current period. Before the effect of doubtful accounts expenses in the current and comparative periods, income from operations improved by 39% in the current 2007 period compared to 2006.

Finance Costs. Finance costs increased to $2,813,602 from $2,607,301 for the six months period ended June 30, 2007 as compared to the corresponding period of the prior year, an increase of $206,301. Included in the 2007 financing costs are the carrying interests on the promissory notes issued in 2006 added to the continued combination of amortization of the future conversion of warrants (non–cash) attributed to investors on those convertible promissory notes, and the amortization of the embedded conversion option (also non–cash) related to the same notes. Those non–cash related financial costs were recognized in accordance with FAS 123R and EITF 00–27. Such amortization will be repeated quarterly, on a pro–rata basis, until maturity of the underlying notes. Furthermore, the increase in financing costs in the current 2007 period is mostly attributable to a non-recurring $400,000 provision for penalty on late filing of the registration of the underlying shares related to the promissory notes issued in November 2006.

Other Expenses. For the six months ended June 30, 2007, $14,047 was reported as other income while there were other expenses of $42,889 for the six months ended June 30, 2006.

Income Before Income Taxes. Income before income taxes reached $32,015 in the first six months of 2007, from a loss of $161,769 for the corresponding period of 2006. Although we experienced significant increased sales and gross profit from both segments in 2007, doubtful accounts of $506,241 added to the non-recurring $400,000 provision for penalty on late filing of the registration statement related to the November 2004 financing reduced substantially its effect on income.

Current Income Taxes. Current income taxes increased by $396,546 to $766,429 from $369,883 in the first six months of 2007. During the current period, both the aquatic product segment and health bio-product segment were profitable and taxable at a rate of 15%, while the tax rate for both segments was 15% and 7.5%, respectively, in the corresponding period of 2006.

Deferred Income Taxes. Deferred income tax decreased from $70,283 to zero in the current period ended June 30, 2007. There was no requirement of recognizing the deferred tax expenses in the aquaculture product segment in the current quarter.

Net (Loss)/Income Attributable To Shareholders. The net loss attributable to shareholders increased from $601,935 for the six months ended June 30, 2006, to a net loss of $734,414 for the corresponding period of 2007. Although the Company realized higher sales and gross profit from both segments in the current period, that improvement was offset mostly by higher finance costs, provision for doubtful accounts and current income taxes as described above.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents increased by $7,417,745 or 65%, to $18,807,120 at June 30, 2007, from $11,389,375 at December 31, 2006. As at June 30, 2007, working capital was $28,830,056 compared to $22,063,084 at December 31, 2006. The funds generated by the operating and financing activities during 2007 were used mainly to support the increase in our business volume, more specifically our receivables and inventories levels.

Total assets increased by $6,880,100, or 16%, to $48,732,580 at June 30, 2007, from $41,852,480 as of December 31, 2006. Shareholders equity increased by $7,380,347, or 25%, to $36,986,082 at June 30, 2007, from $29,605,735 as of December 31, 2006.

To date, we have financed our operations through the combination of our operating revenues, equity and debt financing (in connection with which we have at times incurred significant costs), short–term bank loans, and the use of shares of our common stock issued as payment for services rendered to us by third parties.

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

We also completed a financing in January 2006, in which we issued to a group of twenty one investors, in a private placement, (1) convertible secured promissory notes bearing interest at 8% per year and maturing on January 25, 2008, in the aggregate principal amount of $5,225,000; (2) Class A warrants, with each warrant giving the right to the holder to purchase one share of our common stock at the exercise price of $0.35 until January 2009 (repriced @ $0.30); and (3) Class B warrants, with each warrant giving the right to the holder to purchase one share of our common stock at the exercise price of $0.40 until January 2011 (repriced @ $0.30). The net proceeds of this financing to us were $4,702,500, after deducting commissions and other costs of this transaction equal to $522,500. At June 30, 2007, the balance due to those investors amounted to $87,519. Under the terms of the convertible secured promissory notes, we must repay these notes on a monthly basis until January 25, 2008. We have the option of repaying the notes in cash or in shares of our common stock. As of June 30, 2007, fifteen monthly repayments have been made, along with note conversions repaying 98.3% of the originally issued convertible secured promissory notes.

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

We are currently in the process of examining various financing opportunities to obtain additional liquidities to help finance our operations, as well as support our additional cash requirements related to volume increases that we anticipate might occur in the future, specifically in the inventory and receivables build–up. As of June 30, 2007, we had a loan from a bank in the outstanding principal amount of $1,155,541 bearing an interest rate of 6.4% per annum. We extended the maturity of the outstanding loan balance to April 18, 2008. The loan is secured by a pledge of certain fixed assets held by us and our subsidiaries and is used to support working capital items related to production in China. No assurances can be given that additional debt or equity financing we may require will be available to us or, even if available, that such financing will be on terms favorable to us.

At present, over 42% of our consolidated sales are derived from our five largest clients, and our results of operations therefore depend on a small number of clients. As part of our short and medium–term business plan, including our current efforts to raise funds to support the anticipated expansion of our operations, we intend to invest in our infrastructure to construct a new processing plant and our own organic feed mill. We expect that this will allow us to meet forecasted incremental demand for our products in the United States and Europe. As a result, we plan to develop and serve new clients, which should reduce our dependence on individual clients to more acceptable levels.

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

The current ratio improved to 4.46 times ($37,173,226/$8,343,170) at June 30, 2007, from and 3.63 times ($30,440,447/$8,377,363) at December 31, 2006.

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

(b) Changes in Internal Control over Financial Reporting.

During the Quarter ended June 30, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A - Risk Factors

We have updated the risk factors previously disclosed in Part II, Item 6 of our Annual Report on Form 10–KSB for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission on March 20, 2007 (the “Fiscal 2006 10–KSB”). The information below provides updates to the previously disclosed risk factors and should be read in conjunction with the risk factors and information disclosed in the Fiscal 2006 10-KSB.

We depend on the availability of additional human resources for future growth.

We are currently experiencing a period of significant growth in our sales volume. We believe that continued expansion is essential for us to remain competitive and to capitalize on the growth potential of our business. Such expansion may place a significant strain on our management and operations and financial resources. As our operations continue to grow, we will have to continually improve our management, operational and financial systems, procedures and controls, and other resources infrastructure, and expand our workforce. There can be no assurance that our existing or future management, operating and financial systems, procedures and controls will be adequate to support our operations, or that we will be able to recruit, retain and motivate our personnel. Further, there can be no assurance that we will be able to establish, develop or maintain the business relationships beneficial to our operations, or to do so or to implement any of the above activities in a timely manner. Failure to manage our growth effectively could have a material adverse effect on our business and the results of our operations and financial condition.

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

U.S. Food and Drug Administration report may adversely impact our business

In June 2007, the U.S. Food and Drug Administration issued an alert report regarding the sale of five types of farm-raised seafood from China in the United States because of unapproved chemical residues. The five types of farm-raised seafood are shrimp, catfish, eel, basa and dace. As a result, the seafood can be sold in the United States providing importers provide independent testing that shows the seafood does not contain the unapproved residues. Although tilapia is not included in the list and we believe our main seafood product, which is tilapia, does not contain any of the unapproved residues, it is possible that our business may be adversely impacted as a result of the recent negative public reports on seafood imported from China.

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

Dated : August 3, 2007

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