Form 10-Q
period 2007-09-30
HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
filed 2007-11-14
CIK 857073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non–Accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2007
Common stock, $0.001 par value	8,049,295

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2007 (Unaudited)	December 31, 2006 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,993,302	$11,389,375
Trade receivables, net of provisions	22,956,140	17,957,521
Inventories	1,653,217	708,858
Prepayments	398,228	384,693
Current tax asset	13,872	—

TOTAL CURRENT ASSETS	44,014,759	30,440,447

OTHER ASSETS
Deferred taxes	850,417	817,577
Deferred expenses	866,936	1,305,197

	1,717,353	2,122,774
PROPERTY, PLANT AND EQUIPMENT, NET	7,911,069	7,619,606

CONSTRUCTION IN PROGRESS	715,101	1,196,453

INTANGIBLE ASSETS	1,273,936	473,200

TOTAL ASSETS	$55,632,218	$41,852,480

The accompanying notes are an integral part of the consolidated financial statements.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2007 (Unaudited)	December 31, 2006 (Audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,685,881	$3,822,510
Bank loans	1,172,395	1,255,203
Tax payable	864,211	175,160
Due to related parties	24,587	198,553
Due to directors	1,902,941	1,698,265
Current portion of promissory notes	50,022	1,227,672

TOTAL CURRENT LIABILITIES	10,700,037	8,377,363

OTHER LIABILITIES
Convertible promissory notes, net of discount	3,835,649	3,869,382

TOTAL LIABILITIES	14,535,686	12,246,745

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 100,000 shares issued and outstanding	100	100
Common stock, $0.001 par value, 200,000,000 shares authorized, 8,041,786 and 6,416,856 shares issued and outstanding as of September 30, 2007 and December 31, 2006 respectively	8,042	6,417
Additional paid-in capital	32,636,179	25,441,626
Accumulated other comprehensive income	3,187,592	1,612,366
Retained earnings / (deficit)	1,100,595	(683,846)
Appropriation of retained earnings (reserves)	4,164,024	3,229,072

TOTAL SHAREHOLDERS’ EQUITY	41,096,532	29,605,735

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$55,632,218	$41,852,480

The accompanying notes are an integral part of the consolidated financial statements.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
SALES	$15,779,385	$10,528,996	$37,289,813	$26,988,417
COST OF SALES	8,039,461	5,910,484	20,434,110	15,193,573

GROSS PROFIT	7,739,924	4,618,512	16,855,703	11,794,844
SELLING AND DISTRIBUTION EXPENSES	222,402	183,004	567,381	391,832
MARKETING AND ADVERTISING	1,307,498	1,190,813	3,815,475	3,371,238
GENERAL AND ADMINISTRATIVE EXPENSES	1,056,224	881,708	3,373,154	2,788,945
DEPRECIATION AND AMORTIZATION	333,300	262,882	941,382	736,278
(RECOVERY OF) DOUBTFUL ACCOUNTS	(414,144)	(154,869)	92,097	(236,844)

INCOME FROM OPERATIONS	5,234,644	2,254,974	8,066,214	4,743,395
FINANCE COSTS	897,452	1,337,395	3,711,054	3,944,696
OTHER (INCOME)/EXPENSES	25,431	(1,262)	11,384	41,627

INCOME BEFORE INCOME TAXES	4,311,761	918,841	4,343,776	757,072
INCOME TAXES
CURRENT	857,955	290,712	1,624,384	660,595
DEFERRED	—	35,773	—	106,056

NET INCOME/(LOSS) ATTRIBUTABLE TO SHAREHOLDERS	3,453,806	592,356	2,719,392	(9,579)
OTHER COMPREHENSIVE INCOME
FOREIGN CURRENCY TRANSLATION INCOME ( LOSS)	712,729	191,536	1,575,226	(913,419)

COMPREHENSIVE INCOME (LOSS)	$4,166,535	$783,892	$4,294,618	$(922,998)

NET INCOME/(LOSS) PER SHARE
BASIC (AFTER REVERSE SPLIT)	$0.4360	$0.098	$0.3680	$(0.0016)

DILUTED (AFTER REVERSE SPLIT)	$0.3784	$0.098	$0.3376	$(0.0016)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING
BASIC (AFTER REVERSE SPLIT)	7,921,034	6,028,935	7,390,169	5,926,381

DILUTED (AFTER REVERSE SPLIT)	9,343,753	6,037,325	8,777,222	5,921,313

The accompanying notes are an integral part of the consolidated financial statements.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Unaudited)

	2007	2006
OPERATING ACTIVITIES
Net income (loss)	$2,719,392	$(9,579)
Non-cash items :
Depreciation and amortization	941,382	736,278

Loss on disposal of fixed assets	41,938	2,316
Financial and other non-cash services	2,833,329	3,816,979
Change in non–cash working capital items:
Inventories	(944,359)	(339,232)
Trade receivables, net of provisions	(4,998,619)	(5,867,526)
Prepayments	(13,535)	(160,961)
Deferred taxes		83,734
Accounts payables and accrued expenses	2,863,371	789,602
Taxes (recoverable)/payable	675,179	300,981

Cash flow used in operating activities	4,118,078	(647,408)

INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(851,116)	(131,838)
Construction in progress	(456,784)	(75,866)
Acquisition of intangible assets	—	(550,000)

Cash flow used in investing activities	(1,307,900)	(757,704)

FINANCING ACTIVITIES
Cash proceeds from issuance of common stock	4,075,000	—
Convertible promissory notes issued, net of cash repayments	—	4,206,300
Due from directors	204,676	121,028
Repayment to related parties	(173,966)	(261,521)
Bank loan repayments	(82,808)	(487,126)
Deferred expenses	438,261	—

Cash flow from financing activities	4,461,163	3,578,681

NET CHANGE IN CASH AND CASH EQUIVALENTS	7,271,341	2,173,569
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	332,586	495,912
Cash and cash equivalents, beginning of period	11,389,375	5,140,159

Cash and cash equivalents, end of period	$18,993,302	$7,809,640

SUPPLEMENTARY CASH FLOWS DISCLOSURES
Interest paid	$141,164	$17,670

Taxes paid	$959,313	$272,721

NON-CASH TRANSACTION DISCLOSURE: Transfer from construction in progress to intangible assets	$938,136	—

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued for services	$58,219	$—

The accompanying notes are an integral part of the financial statements.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2007

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

The Group is principally engaged in the vertically integrated business of aquaculture through co–operative supply agreements, ocean product harvesting, and processing and sale of farm–bred and ocean harvested aquatic products. The principal products of HQOF are cross–bred hybrid of tilapia and white–legged shrimp exporting, directly and indirectly, to the United States, Canada, Japan and European countries. The major market is for export.

The Group has also engaged in the production and sale of marine bio–products and healthcare products in the PRC. The principal products of Hainan Jiahua Marine Bio–Product Company Limited (100% hold subsidiary of Sealink) is Shark Cartilage Capsule, Shark Liver Oil and Shark Liver (Soft gel). The major market is domestic in the PRC.

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

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses and debt, approximates their fair value at September 30, 2007 and December 31, 2006 due to the relatively short-term nature of these instruments.

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

HQ SUSTAINABLE MARITIME INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2007 (continued)

The inventories at September 30, 2007 and December 31, 2006 are summarized as follows:

	September 30, 2007	December 31, 2006
Raw materials	$193,710	$62,560
Work-in-progress	137,413	109,859
Finished goods	1,322,094	536,439

	$1,653,217	$708,858

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

	2007	2006
Quarter end RMB : US$ exchange rate	7.5060	7.9925
Average quarterly RMB : US$ exchange rate	7.5607	7.9925

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

The Company’s subsidiaries registered in the PRC are subject to state and local income taxes within the PRC at the applicable tax rates on the taxable income as reported in their PRC statutory financial statements in accordance with the relevant income tax laws applicable to foreign enterprises. Both HQOF and Jiahua Marine were subject to a tax rate of 15% during this quarter. HQOF and Jiahua Marine were entitled to a two–year tax exemption and three–year half tax rate holiday from 2001 and 2002 commencing with the first profit–making year, respectively.

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

HQ SUSTAINABLE MARITIME INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2007 (continued)

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

NOTE 11 - SEGMENTS

No geographical segment analysis is provided for the three months and nine months ended September 30, 2007 and 2006, respectively, as less than 10% of consolidated revenues and less than 10% of consolidated income from operations is attributable to the segment other than the Mainland China.

Business segment for the three months ended September 30, 2007

	Aquaculture Product	Health and Bio-product	Unallocated Items	Consolidation
Sales	$10,268,845	$5,510,540	$—	$15,779,385

General and administrative expenses	238,904	59,142	758,178	1,056,224
Depreciation and amortization	175,444	102,813	55,043	333,300
Selling and distribution expenses	98,782	123,620	—	222,402
Marketing and advertising	—	1,307,498	—	1,307,498
Finance costs	(17,658)	15,019	900,091	897,452

(Recovery of) Doubtful accounts	13,379	(427,523)	—	(414,144)
Income/(loss) before taxes	2,604,216	3,426,471	(1,718,926)	4,311,761
Income taxes	405,776	452,179	—	857,955
Net Income/(loss) for the period	2,198,440	2,974,292	(1,717,160)	3,453,806

Segment assets	$31,479,120	$22,277,560	$1,875,538	$55,632,218

Segment liabilities	$3,989,163	$2,810,330	$7,736,193	$14,535,686

Business segment for the three months ended September 30, 2006

	Aquaculture Product	Health and Bio-product	Unallocated Items	Consolidation
Sales	$6,428,092	$4,100,904	$—	$10,528,996

General and administrative expenses	146,283	32,401	703,024	881,708
Depreciation and amortization	159,142	68,141	35,599	262,882
Selling and distribution expenses	59,436	123,568	—	183,004
Marketing and advertising	—	1,190,813	—	1,190,813
Finance costs	(4,172)	12,905	1,328,662	1,337,395
(Recovery of) Doubtful accounts	5,345	(160,214)	—	(154,869)
Income/(loss) before taxes	733,150	2,254,417	(2,068,726)	918,841
Income taxes	168,564	157,921	—	326,485
Net income (loss) for the period	563,136	2,096,496	(2,067,276)	592,356

Segment assets	$23,598,891	$14,209,022	$(4,145,022)	$33,662,891

Segment liabilities	$2,794,959	$2,322,726	$2,682,621	$7,800,306

HQ SUSTAINABLE MARITIME INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2007 (continued)

Business segment for the nine months ended September 30, 2007

	Aquaculture Product	Health and Bio-product	Unallocated Items	Consolidation
Sales	$24,736,746	$12,553,067	$—	$37,289,813

General and administrative expenses	515,259	183,784	2,674,111	3,373,154
Depreciation and amortization	509,027	271,086	161,269	941,382
Selling and distribution expenses	256,309	311,072	—	567,381
Marketing and advertising	—	3,815,475	—	3,815,475
Finance costs	(24,614)	41,000	3,694,668	3,711,054
Doubtful accounts	18,464	73,633	—	92,097
Income/(loss) before taxes	5,118,306	5,845,919	(6,620,449)	4,343,776
Income taxes	747,186	891,070	(13,872)	1,624,384
Net Income/(loss) for the period	4,371,120	4,954,849	(6,606,577)	2,719,392

Segment assets	$31,479,120	$22,277,560	$1,875,538	$55,632,218

Segment liabilities	$3,989,163	$2,810,330	$7,736,193	$14,535,686

Business segment for the nine months ended September 30, 2006

	Aquaculture Product	Health and Bio-product	Unallocated Items	Consolidation
Sales	$16,731,652	$10,256,765	$—	$26,988,417

General and administrative expenses	512,568	250,207	2,026,170	2,788,945
Depreciation and amortization	469,735	224,611	41,932	736,278
Selling and distribution expenses	162,522	229,310	—	391,832
Marketing and advertising	—	3,371,238	—	3,371,238
Finance costs	(3,356)	60,888	3,887,164	3,944,696
(Recovery of) Doubtful accounts	167,198	(404,042)	—	(236,844)
Income/(loss) before taxes	1,658,024	5,071,875	(5,972,827)	757,072
Income taxes	403,873	352,778	10,000	766,651
Net income (loss) for the period	1,236,559	4,719,097	(5,965,235)	(9,579)

Segment assets	$23,598,891	$14,209,022	$(4,145,022)	$33,662,891

Segment liabilities	$2,794,959	$2,322,726	$2,682,621	$7,800,306

NOTE 12 - CAPITAL COMMITMENT

As of September 30, 2007, there were capital commitments amounting to $980,475 which were mainly related to the construction work of the feedmill.

NOTE 13 - RECENT PRONOUNCEMENTS

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 is effective for an employer with publicly traded equity securities as of the end of the first fiscal year ending after December 15, 2006. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year–end statement of financial position, effective for fiscal years ending after December 15, 2008. As such, the Company is required to recognize the funded status of its defined benefit postretirement plan and to provide the required disclosures at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 158 on its financial statements.

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

SEPTEMBER 30, 2007 (continued)

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

On June 1, 2006, a complaint was filed by Bank of China in the Superior Court (Commercial Division) in Quebec, Canada, against certain affiliates of our company in which we were named as a co-defendant. This complaint has been dismissed by an “Agreement of receipt, mutual release and discharge” signed on May 14, 2007, which was filed with the Superior Court (Commercial Division) in Quebec, Canada. This lawsuit was settled and dismissed for a monetary amount that the Directors of the Company believe has no material impact on the Company.

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

The company is also in an arbitration proceeding with an advisor of one of its subsidiaries for a dispute over certain expenses reimbursements, and fees.

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ deficit in conformity with generally accepted accounting principles in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2007 are not necessarily indicative of the results that can be expected for the year ended December 31, 2007.

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

At that time, we owned 84.4% of Hainan Quebec Ocean Fishing Co. Ltd., a company organized in PRC (“HQOF”), currently our principal operating subsidiary that processes our seafood products; in August 2004 we acquired the remaining ownership interest in HQOF. The fiscal year–end of Process Equipment prior to the reverse merger was April 30, which was changed to December 31 following the reverse merger. In August 2004, we acquired 100% interest in our current subsidiary Jiahua Marine which operates a marine bio and healthcare plant, including nutraceuticals, in Hainan Province, China.

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

On February 12, 2007, HQSM announced that it will begin and actually began direct sales of its “TiLoveYa”(TM) toxin–free brand through the internet. “Ultimate Entrée” is a leader in direct marketing through the internet of superior seafood and meat products. The success as “an event food Headquarters,” as seen through their recent “Super Bowl Special,” works well with the sale of ‘tailgate party’ marketed products such as HQ’s “TailGate TiLoveYa,”(TM) a skin–on boneless TiLoveYa toxin–free product sold by HQSM, ideally suited for barbecue. Regular 1 pound and 1.5 pound bags of HQSM’s boneless skinless fillet will also be marketed on the site and available directly online to Ultimate Entrée’s and HQSM’s clients.

On February 13, 2007, HQSM agreed to work with the Beijing division of Newly Weds® Foods, Inc. to introduce an exclusive, innovative line of battered and breaded flavored TiLoveYa(TM) fillet products to Chinese consumers. The new product line will use the vast international taste technology of Newly Weds ® Foods, Inc., as developed in its China operations, to manufacture value–added breaded TiLoveYa(TM) toxin–free fillet products to consumers in China. Most breaded value–added fish products currently marketed in China and the West suffer in quality from multiple rounds of freezing, deteriorating the taste, juiciness, texture and quality of the product.

On April 2, 2007 HQSM signed an agreement with Grocery Outlet to commence sales of its branded “TiLoveYa”(TM) products to its nearly 150 stores on the West Coast. The Grocery Outlet chain (See http://www.groceryoutlets.com/home.aspx) is headquartered in Berkeley, California, and has annual revenues exceeding $600 million. The agreement allows The Grocery Outlet to sell HQ’s brand of frozen fillets within its chain of stores in the states of California, Washington, Oregon, Nevada, Idaho and Hawaii.

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

Results of Operations – Three Months Ended September 30, 2007 as Compared to Three Months Ended September 30, 2006

Total sales for the three months ended September 30, 2007 increased by 50% to $15,779,385, when compared to the same period of 2006, generating an increase of gross profit of 68%. That increase in volume originates mostly from the aquaculture segment, showing higher demand for our products. Income from operations for the three months ended September 30, 2007 increased by 132% to $5,234,644 from $2,254,974 for the corresponding period of 2006; the current three months period was favorably affected by an improvement of 5% in the gross profit margin , from 44% to 49%. In addition to improved gross profit margin from the aquaculture segment in the current three months period, income from operations improved due to a bad debt recovery of $414,144, mostly attributed to the health and bio-product segment. Finance costs have reduced by 33% to $897,452 as compared to $1,337,395 for the comparative period of 2006. The finance costs were mainly attributable to a non-recurring provision for liquidated damages on late filing of the registration statement covering the underlying shares related to the convertible secured promissory notes issued in November 2006. The warrants amortization costs (non–cash) related to the promissory notes and the amortization of the related embedded conversion option (also non–cash), make-up the major part of the balance of financial costs and are recognized as such in accordance with FAS 123R and EITF 00–27. Net income increased substantially to $3,453,806 in the current period, corresponding to more than five times the net income recorded in the corresponding period of 2006.

By Segments

Manufacturing and Selling of Marine Bio and Healthcare products

Jiahua Marine is engaged in the manufacturing and selling of Marine Bio and Health-care products. During the three months ended September 30, 2007 and 2006, Jiahua Marine realized sales of $5,510,540 and $ 4,100,904 respectively, an increase of 34%. The gross profit ratio for this segment was 84% and 86% for the three months ended September 30, 2007 and 2006, respectively. Furthermore, the major expense of this segment remains to be advertising, corresponding to 24% and 29% of revenues for the three months ended September 30, 2007 and 2006, respectively. The net income contributed by this segment was $2,974,292 and $2,096,496 for the three months ended September 30, 2007 and 2006 respectively. The net income improved mostly because of increased activities and related gross profit in the current period coupled to the recovery of doubtful accounts of $427,523, compared to the same period of 2006.

Manufacturing and Selling of aquatic products

Our other subsidiary, HQOF, is engaged in the manufacturing and selling of aquatic products. The revenue contributed by this segment increased to $10,268,845 for the three months ended September 30, 2007 compared to $6,428,092 for the corresponding period of 2006, an improvement of 60%. The related gross profit ratio of this segment improved significantly from 17% to 31% in the current period. due to the combination of unit selling price increase of our tilapia products of 6% to 9% and the sales volume increasing by about 60%. This segment contributed $2,198,440 to net income in the three months period ended September 30, 2007, as compared to a net income of $563,136 for the corresponding period of 2006. The sharp increase in activity of this segment in 2007, together with increased margin led to a substantial improvement in the profitability in the third quarter of 2007 compared to the same period of 2006.

By Operations

Sales. For the three months ended September 30, 2007, sales increased by $5,250,389 or 50% to $15,779,385. This improvement in sales resulted from a better performance of both segments in 2007, mostly the aquatic product segment which experienced an increase of $3,840,753 or 60% compared to the same period of 2006. The health and bio–product segment also improved its sales by $1,409,636 or 34% in the third quarter of 2007 compared to the same period of 2006.

Cost of Sales. Cost of sales increased by $2,128,977 or 36% to $8,039,461 from $5,910,484 for the three months ended September 30, 2007, as compared to the corresponding period of the prior year. The increase was mainly due to the increase in sales especially in the aquatic segment during the three months ended September 30, 2007. The overall gross profit ratio was 49% in the current 2007 period compared to 44% for the same period of 2006,, mostly originating from the aquaculture segment in relation with sales price increases and higher sales volumes during the current 2007 period.

Selling and Distribution Expenses. Selling and distribution expenses increased by $39,398 or 22% to $222,402 from $183,004 for the three months ended September 30, 2007, as compared to the corresponding period of the previous year. The increase originated mostly from higher volume of sales realized in the current period from the aquaculture product segment.

Marketing and Advertising Expenses. Marketing and advertising expenses increased by $116,685 or 10% from $1,190,813 to $1,307,498 as compared to the corresponding period of prior year. The primary factor contributing to that increase in the current quarter of 2007 was that Jiahua Marine maintained this level of advertising in order to sustain its market share in its highly competitive and developed market. Furthermore, heavy advertising expenditures for the promotion of our bio–products to achieve customer recognition are consistent with industry practices.

General and Administrative Expenses. General and administrative expenses increased by $174,516 or 20% to $1,056,224 from $881,708 as compared to the corresponding period of the previous year. Most of the increase is the result of branding–related expenses, investors’ relations and U.S. headquarters expenses while the rest of the increase originates from additional general and administrative expenses in the subsidiaries where additional activity was created in 2007 compared to 2006.

Depreciation and Amortization. Depreciation and amortization increased by $70,418 to $333,300 in the current quarter when compared to the same quarter of 2006. Acquisition of fixed assets in the second quarter of 2007 was the major reason for the additional depreciation.

Doubtful Accounts (Recovery). Recovery of doubtful accounts amounted to $414,144 for the three months ended September 30, 2007 compared to $154,869 for the corresponding period of 2006. The recovery originates mainly from a reversal of collection credit risks provided in previous quarters in the health and bio–product segment for the amount of $427,523.

Income from Operations. Income from operations increased to $5,234,644 in the third quarter of 2007 from $2,254,974 in the corresponding quarter of the prior year, an increase of $2,979,670 or 132%. That significant improvement was the result of increased sales and gross profit from both segments in the current period of 2007 as described above, coupled with a bad debt recovery originating from the health and bio-product segment in the same period.

Finance Costs. Finance costs decreased to $897,452 from $1,337,395 for the three months ended September 30, 2007 as compared to the corresponding period of the previous year, a decrease of $439,943 or 33%. Included in the 2007 finance costs were the carrying interests on the notes added to the continued combination of amortization of the future conversion of warrants (non–cash) attributed to investors on the convertible promissory notes of $5,225,000 issued during the first quarter of 2006 and of $5,000,000 issued in the last quarter of 2006, added to the amortization of the embedded conversion option (also non–cash) related to the same notes. The reduction in finance costs in the current period is the result of the above non-cash financing costs on the convertible notes being amortized to a lesser value in the current quarter, offset by a non-recurring $200,000 provision for liquidated damages on late filing of the registration of the underlying shares related to the promissory notes issued in November 2006.

Other (Income)/Expenses. For the three months ended September 30, 2007, $25,431 was reported as other expenses while other income of $1,262 was recorded for the three months ended September 30, 2006.

Income before Income Taxes. Income before income taxes increased by $3,392,920 or 368% to $4,311,761 in the third quarter of 2007, compared to $918,841 for the corresponding period of 2006. That significant increase was the result of increased volume and gross profit from both segments experienced during the current quarter of 2007, added to bad debt recovery and the reduction in finance costs as described above.

Current Income Taxes. Current income taxes increased by $567,243 to $857,955 from $290,712 in the current three months of 2007. The increase was mainly due to higher taxable income experienced in the current period, as described above, and to the termination of the tax rate holiday period in the health and bio-product segment as of December 31, 2006. The actual tax rate for that segment is 15% in 2007 and was 7.5% for the corresponding period of 2006.

Deferred Income Taxes. Deferred income tax decreased from $35,773 to zero in the current period ended September 30, 2007 when compared with the same period of prior year. There was no material timing differences during the period to justify recognition of deferred tax expenses.

The Net Income Attributable to Shareholders. The net income attributable to shareholders increased from $592,356 in the third quarter of 2006 to $3,453,806 in the corresponding period of 2007. The increased activity and gross profit from both segments in the third quarter of 2007 compared to 2006, added to bad debt recovery in the health and bio-product segment and the finance cost reduction in the current period contributed for such significant growth in 2007.

Results of Operations – Nine Months Ended September 30, 2007 as Compared to Nine Months Ended September 30, 2006

Total sales for the nine months ended September 30, 2007 increased by $10,301,396 or 38% from $26,988,417 to $37,289,813, when compared to the same period of 2006. That increase in sales originates mainly from the aquaculture segment, showing higher demand for our products. Income from operations improved by $3,322,819 or 70% from $4,743,395 to $8,066,214 for the current nine months period when compared to the corresponding period of 2006; that improvement was the result of higher gross profit from both of our segments. The finance costs decreased slightly from $3,944,696 to $3,711,054 or a decrease of 6% for the nine months ended September 30,2007. That reduction in finance costs was mostly attributable to the reduction of non-cash financing costs related to the promissory notes issued in 2006 offset by non-recurring provision for liquidated damages on late filing of the registration statement covering the underlying shares related to the convertible secured promissory notes issued in November 2006. The warrants amortization costs (non–cash) related to the convertible secured promissory notes issued in 2006, added to amortization of the embedded conversion option related to the same notes (also non–cash), and related interests on those notes make up the major part of the balance of financial fees, and are recognized as such in accordance with FAS 123R and EITF 00–27. Net income increased substantially to $2,719,392 in the current nine months period, mostly as a result of increased activity and gross profit in the current 2007 period.

Segments

Manufacturing and Selling of Marine Bio and Healthcare products

One of our subsidiaries, Jiahua Marine, is engaged in the manufacturing and selling of marine bio and health-care products. During the nine months ended September 30, 2007 and 2006, Jiahua Marine realized sales of $12,553,067 and $10,256,765 respectively, an increase of $2,296,302 or 22%. The gross profit ratio from this segment was 84% and 86% for the nine months ended September 30, 2007 and 2006, respectively, and the major expense was advertising, corresponding to 30% and 33% of revenue for the nine months ended September 30, 2007 and 2006, respectively. For the nine months period ended in September 2007, that segment suffered a bad debt provision of $73,633 while it recovered bad debts in the corresponding period of 2006 for $404,042. The net income contributed by this segment was $4,954,849 and $4,719,097 for the nine months ended September 30, 2007 and 2006, respectively. That improvement was the result of higher activity and gross profit, offset partially by increased marketing and advertising and increased income tax rate in 2007 related to the termination of the tax holiday period in December 2006.

Manufacturing and Selling of aquatic products

Our other subsidiary, HQOF, is engaged in the manufacturing and selling of aquatic products. The revenue contributed by this segment increased by $8,005,094 or 48% to $24,736,746 for the nine months ended September 30, 2007 compared to $16,731,652 for the corresponding period of 2006. The related gross profit ratio of this segment was 26% and 18% for the nine months ended September 30, 2007 and 2006, respectively. The significant increase of gross profit ratio is due to a combination of overall unit selling price increases of our tilapia products in 2007 added to sales volume increase generating average costs reductions. This segment contributed $4,371,120 to net income in the first nine months of 2007, as compared to net income of $1,236,559 for the corresponding period of 2006. The increased activity of this segment in 2007, together with the increased margin resulted in the improved profitability in the period of 2007 compared to the same period of 2006.

Operations

Sales. For the nine months ended September 30, 2007 revenue increased by $10,301396 or 38% to $37,289,813. This improvement in sales resulted from increased activities of both segments in 2007. The sales from the health and bio product segment increased by $2,296,302 or 22% in the first nine months of 2007 compared to 2006, while the sales from the aquatic segment improved by $8,005,094 or 48% in the same comparative period.

Cost of Sales. Cost of sales increased by $5,240,537 or 34% to $20,434,110 from $15,193,573 for the nine months ended September 30, 2007, as compared to the corresponding period of the prior year. The gross profit margin slightly increased by about 1% to 45% for the nine months ended September 30, 2007, mainly due to improvement in the aquaculture product segment.

Selling and Distribution Expenses. Selling and distribution expenses increased by $175,549 or 45% from $391,832 to $567,381 for the nine months ended September 30, 2007, as compared to the corresponding period of the prior year. The increase was the result of higher sales volumes realized in the current period.

Marketing and Advertising Expenses. Marketing and advertising expenses increased by $444,237 or 13% to $3,815,475 from $3,371,238 as compared to the corresponding period of prior year. The primary factor responsible for the increase in the first nine months of 2007 was that the health and bio-product segment posted more advertisements to attract more customers for higher sales. Sales in this segment increased by 22% during the current period, compared to corresponding 2006 period.

General and Administrative Expenses. General and administrative expenses increased by $584,209 or 21% to $3,373,154 from $2,788,945 as compared to the corresponding period of the previous year. Most of the increase results from additional branding-related expenses, investors’ relations and U.S. headquarters expenses while the rest of the increase originates from additional general and administrative expenses in the subsidiaries where additional activity was created in 2007 compared to 2006.

Depreciation and Amortization. Depreciation and amortization increased by $205,104 or 28% to $941,382 as compared to the corresponding period of prior year, mainly as a result of the amortization of intangible assets related to the purchase of a U.S. distribution network in the third quarter of 2006. Furthermore, acquisition of fixed assets during the current period of 2007 triggered additional depreciation.

Doubtful Accounts (Recovery). Doubtful accounts amounted to $92,097 for the nine months ended September 30, 2007 as compared to a recovery of doubtful accounts for $236,844 for the corresponding period of 2006. The recovery of 2006 was experienced in the health and bio–product segment.

Income from Operations. Income from operations increased to $8,066,214 for the nine months ended September 30, 2007 from $4,743,395 for the corresponding period of prior year, a 70% improvement. The improvement in the current period was the result of increased sales and gross profit from both segments, mainly the aquaculture product segment, partially offset by increased advertising and administrative expenses.

Finance Costs. Finance costs decreased to $3,711,054 from $3,944,696 for the nine months period ended September 30, 2007 as compared to the corresponding period of the prior year, a decrease of $233,642 or 6%. Included in the 2007 financing costs are the carrying interests on the promissory notes issued in 2006 added to the continued combination of amortization of the future conversion of warrants (non–cash) attributed to investors on those convertible promissory notes, and the amortization of the embedded conversion option (also non–cash) related to the same notes. Those non–cash related financial costs were recognized in accordance with FAS 123R and EITF 00–27. Such amortization will be repeated quarterly, on a pro–rata basis, until maturity of the underlying notes. The effect of those non-cash finance costs was diminishing when compared with the same period of prior year. Furthermore, in the 2007 period, the Company provided for a non-recurring $600,000 provision for liquidated damages on late filing of the registration of the underlying shares related to the promissory notes issued in November 2006. That amount will continue to grow until approval by the authorities of that registration statement.

Other Expenses. For the nine months ended September 30, 2007, $11,384 was reported as other expenses and $41,627 was in the corresponding period of 2006, resulting in a decrease of $30,243.

Income Before Income Taxes. Income before income taxes reached $4,343,776 in the first nine months of 2007 compared to $757,072 in the corresponding period of 2006. This significant improvement was due to the increase in sales and gross profit from both segments in 2007, as explained above.

Current Income Taxes. Current income taxes increased by $963,789 to $1,624,384 from $660,595 in the first nine months of 2007. During the current period, both the aquatic product segment and health bio-product segment were more profitable and taxable at a rate of 15%, while the tax rate for both segments was 15% and 7.5%, respectively, in the corresponding period of 2006.

Deferred Income Taxes. Deferred income tax which was solely incurred in the aquaculture product segment decreased from $106,056 to zero in the current period ended September 30, 2007. There was no material timing differences during the period to justify recognition of deferred tax expenses.

Net (Loss)/Income Attributable To Shareholders. Net income attributable to shareholders reached $2,719,392 for the nine months ended September 30, 2007 compared to a net loss of $9,579 for the same corresponding period of 2006. The Company realized higher sales and gross profit from both segments in the current period which were partially offset by additional administrative expenses, advertising costs and income taxes in the same period.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents increased by $7,603,927 or 67%, to $18,993,302 at September 30, 2007, from $11,389,375 at December 31, 2006. As at September 30, 2007, working capital was $33,314,722 compared to $22,063,084 at December 31, 2006. The funds generated by the operating and financing activities during 2007 were used mainly to support the increase in our business volume, more specifically our receivables and inventories levels.

Total assets increased by $13,779,738, or 33%, to $55,632,218 at September 30, 2007, from $41,852,480 as of December 31, 2006. During the current period, an amount of $938,000 was reclassified from construction in progress to intangible assets to recognize the land use right acquired. Shareholders equity increased by $11,490,797, or 39%, to $41,096,532 at September 30, 2007, from $29,605,735 as of December 31, 2006.

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

We also completed a financing in January 2006, in which we issued to a group of twenty one investors, in a private placement, (1) convertible secured promissory notes bearing interest at 8% per year and maturing on January 25, 2008, in the aggregate principal amount of $5,225,000; (2) Class A warrants, with each warrant giving the right to the holder to purchase one share of our common stock at the exercise price of $0.35 until January 2009 (repriced @ $0.30); and (3) Class B warrants, with each warrant giving the right to the holder to purchase one share of our common stock at the exercise price of $0.40 until January 2011 (repriced @ $0.30). The net proceeds of this financing to us were $4,702,500, after deducting commissions and other costs of this transaction equal to $522,500. At September 30, 2007, the balance due to those investors amounted to $50,022. Under the terms of the convertible secured promissory notes, we must repay these notes on a monthly basis until January 25, 2008. We have the option of repaying the notes in cash or in shares of our common stock. As of September 30, 2007, the monthly repayments have been made, along with note conversions repaying 99% of the originally issued convertible secured promissory notes.

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

We are currently in the process of examining various financing opportunities to obtain additional liquidities to help finance our operations, as well as support our additional cash requirements related to volume increases that we anticipate might occur in the future, specifically in the inventory and receivables build–up. As of September 30, 2007, we had a loan from a bank in the outstanding principal amount of $1,172,395 bearing an interest rate of 6.4% per annum. We extended the maturity of the outstanding loan balance to April 18, 2008. The loan is secured by a pledge of certain fixed assets held by us and our subsidiaries and is used to support working capital items related to production in China. No assurances can be given that additional debt or equity financing we may require will be available to us or, even if available, that such financing will be on terms favorable to us.

At present, over 38% of our consolidated sales are derived from our five largest clients, and our results of operations therefore depend on a small number of clients. As part of our short and medium–term business plan, including our current efforts to raise funds to support the anticipated expansion of our operations, we intend to invest in our infrastructure to construct a new processing plant and our own organic feed mill. We expect that this will allow us to meet forecasted incremental demand for our products in the United States and Europe. As a result, we plan to develop and serve new clients, which should reduce our dependence on individual clients to more acceptable levels.

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

The current ratio improved to 4.1 times ($44,014,759/$10,700,037) at September 30, 2007, from and 3.6 times ($30,440,447/$8,377,363) at December 31, 2006.

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

(b) Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

With the exception of the proceedings described below, we are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

On February 22, 2007, Stag Management Canada Ltd. served an action for recovery of “consulting fees” against HQ Sustainable Maritime Industries, Inc., based upon a service agreement. The action was filed in the Quebec Superior Court. The claim as stated by the plaintiff is for the sum of US $4.75 Million. We will vigorously defend this action as being without merit, as no compensation was earned by Stag Management Canada Ltd. We consider this lawsuit to be without merit.

On February 7, 2006, Westminster Securities Corp. (“Westminster”) and John O’Shea (“O’Shea”) filed a claim against us with the American Arbitration Association. Westminster claims we violated an exclusivity provision of the letter agreement between Westminster and us which purportedly required us to use Westminster as our investment banking firm for all transactions for a period of three years. Westminster seeks an award of damages in the amount of approximately $1.75 million and 4.6 million warrants, plus nominal damages of $1 and unspecified punitive damages. Westminster also seeks reimbursement of expenses of $45,754.41. Mr. O’Shea, the President and Chief Executive Officer of Westminster, alleged damages for a claimed breach of an April 2004 stock purchase agreement by our issuance of S-8 shares to certain other people. We have vigorously defended the arbitration and asserted several defenses. The arbitration panel has not yet rendered a decision and we cannot predict the outcome of any matter submitted to an arbitrator for determination.

On July 30, 2007, First Cosmos Investments Limited, Sunny Future Group Limited and Newluck International Limited filed suit against HQ Sustainable Maritime Industries, Inc., Jade Profit Investment Limited, Red Coral Group Limited, Harry Wang, Lillian Wang and Norbert Sporns in the Court of Chancery of the State of Delaware. The suit asserts claims against all of the defendants for alleged breaches of certain Subscription Agreements and Stamped Agreements entered into by the defendants, and accuses Harry Wang, Lillian Wang and Norbert Sporns of various alleged breaches of fiduciary duty. The plaintiffs are seeking compensable, general and consequential damages in an unspecified sum. We have reviewed the complaint and believed that there is neither procedural nor substantive merit to the lawsuit. We believe that the lawsuit is subject to dismissal for lack of personal and subject matter jurisdiction, for failure to state a claim upon which relief may be granted, and for failure to assert the claims in a timely manner.

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

There can be no assurance that the intended investment in our aquaculture product segment will result in a significant increase in our profitability or significantly increase our net income for that segment when compared to the marine bio and healthcare product segment.

To date, the marine bio and healthcare product segment has generated significantly greater yearly net income than the aquaculture product segment on a smaller amount of sales to external customers. In the financial years ended December 31, 2006 and 2005, the marine bio and healthcare product segment had sales of $15,302,713 and $9,772,762, respectively, compared to sales for the aquaculture product segment of $23,792,690 and $17,780,268, respectively. On those sales, however, for the financial years ended December 31, 2006 and 2005, the marine bio and healthcare product segment had net income of $7,339,374 and $4,116,398, respectively, compared to net income for the aquaculture product segment of $1,273,290 and $1,003,857, respectively, excluding unallocated items. Therefore, the marine bio and healthcare product segment contributed approximately 85% of the yearly net income in 2006 and 80% in 2005, before unallocated items, in both periods. For the nine months period ended September 30, 2007, the marine bio and healthcare segment and the aquaculture product segment had sales of $12,553,067 and $24,736,746, respectively, and net income of $4,954,849 and $4,371,120, respectively, excluding unallocated items. We expect the yearly sales and contribution to net income from the marine bio and healthcare segment to continue during 2007 in a similar ratio as 2006 and 2005. The greater part of the proceeds of this offering, however, are intended to further develop the aquaculture product segment through increasing processing capacity, construction of a large scale organic feed mill and marketing our tilapia products. Over the longer term, the company plans to focus much of its economic and other resources on the aquaculture product segment under the belief that it will generate greater amounts of sales and result in higher profit margins. It is not anticipated that a change in the contribution to net income will be apparent between the segments until the 2008 fiscal year when the new processing plant and other aspects of the aquaculture expansion will be competed and operational. There can be no assurance given to investors that the investment in plant and equipment and the marketing expansion efforts for the aquaculture product segment will increase the sales to external customers, the profit margin and net income of this segment as anticipated.

We may be required to pay a significant amount of liquidated damages to the investors in the note financing effected during November 2006.

We are obligated to pay liquidated damages in an amount equal to 2% of the sum of the aggregate principal amount then outstanding under the 6.5% convertible notes issued in November 2006 for each month (or portion thereof) starting from April 2007 until a registration statement covering the sale to the public of the shares of our common stock issuable upon conversion of the 6.5% senior convertible notes and upon exercise of the warrants we issued in November 2006 becomes effective. Such liquidated damages are accruing at the rate of $100,000 per month, payable half in cash and half in shares of our common stock valued at average market price during the period we are obligated to pay liquidated damages. As of November 2, 2007, we are obligated to pay to the investors in the 2006 November Financing approximately $700,000, payable half in cash and half in shares of our common stock, as liquidated damages since the registration statement was not timely filed and has not been declared effective, and we will be liable to pay additional liquidated damages until an appropriate registration statement is declared effective.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 16, 2007, we issued 813 shares to each of our three independent non-executive directors, Jacques Vallee, Fred Bild and Daniel Too, to satisfy our obligations to pay each such director an annual bonus in shares of our common stock pursuant to our independent non-executive director agreements with them. All of these shares were issued pursuant to the exemption provided by Section 4 (2) under the Securities Act for a transaction not involving a public offering.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2007.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the quarter ended September 30, 2007.

ITEM 5 - OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

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

Dated : November 14, 2007

HQ SUSTAINABLE MARITIME INDUSTRIES, INC.

By:	/s/ Norbert Sporns
Name:	Norbert Sporns
Title:	Chief Executive Officer and President

By:	/s/ Jean-Pierre Dallaire
Name:	Jean-Pierre Dallaire,
Title:	Principal Financial and Accounting Officer

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.