Form 10-K
period 2007-12-31
HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
filed 2008-03-31
CIK 857073

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission file number: 0-18980

HQ SUSTAINABLE MARITIME INDUSTRIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	62-1407522
(State of incorporation)	(I.R.S. Employer Identification No.)

1511 Third Avenue, Suite 788,

Seattle, Washington 98101

(Address of principal executive offices)

(206) 621-9888

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001 Per Share (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒   No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on December 31, 2007 was approximately $78,210,000

State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: As at December 31, 2007, there were 11,511,317 shares of Common Stock, $0.001 par value per share issued and outstanding and 100,000 Series A preferred stock, $0.001 par value per share, issued outstanding.

PART I

ITEM 1.	BUSINESS

As used in this annual report, “we”, “us”, “our”, “HQSM”, the “Group”, “Company” or “our company” refers to HQ Sustainable Maritime Industries, Inc. and all of its subsidiaries and affiliated companies including Hainan Quebec Ocean Fishing Co. Ltd., or “HQOF” and Jiahua Marine Bio-Product Company Limited or “Jiahua Marine”.

History

Our Company was initially incorporated as Sharon Capital Corporation, or Sharon, on September 21, 1989 under the laws of the State of Nevada. Sharon was a “blind pool/blank check” corporation organized for the purpose of purchasing, merging with or acquiring a business or assets from another company. In July 1990, Sharon’s name was changed to PEI, Inc., which was subsequently changed to Process Equipment, Inc. in November 1990. On March 17, 2004, Process Equipment, Inc., Process Equipment Acquisition Corporation, a Nevada corporation and wholly-owned subsidiary of Process Equipment, Inc., or PEAC, and Jade Profit Investment Limited, or Jade, a British Virgin Islands limited liability corporation, entered into an agreement and plan of merger. Pursuant to that agreement, Process Equipment, Inc., through PEAC, acquired Jade, and 84.42% ownership in Jade’s subsidiary Hainan Quebec Ocean Fishing Co. Ltd, a People’s Republic of China, limited liability corporation, which we refer to as HQOF. As a result of that transaction, HQOF became our main operating subsidiaryn April of 2004, pursuant to the above agreement and plan of merger, the board of directors of Process Equipment, Inc. and a majority of the stockholders approved a name change and change of domicile of that company to Delaware via a merger with the newly formed wholly-owned Delaware subsidiary, HQSM. The name change, change of domicile and merger became effective on May 19, 2004, with HQSM being the surviving entity in the merger and acquiring all the assets and liabilities of Process Equipment, Inc. On August 17, 2004, we entered into a Purchase Agreement with Sino-Sult Canada (S.S.C.) Limited, a Canadian limited liability corporation (“SSC”), whereby we acquired Sealink Wealth Limited (“Sealink”), SSC’s wholly owned subsidiary incorporated in the British Virgin Islands. Sealink is the sole owner of Hainan Jiahua Marine Bio-Products Co.Ltd., a limited liability company existing in China (“Jiahua Marine”) which is primarily engaged in the production and sales of marine bio-products and healthcare products in the PRC, as described in more detail in the above current report.

On April 16, 2004, HQ Sustainable Maritime Marketing Inc. (“HQSM Marketing”) was formed and registered in USA, as a wholly-owned subsidiary of HQSM. That subsidiary develops and markets our products in the United States.

On June 15, 2004, HQ Sustainable Maritime Marketing (Canada) Inc (“HQSM Canada”) was formed in Canada and is wholly owned by HQSM. HQSM Canada commenced operations in June 2004, and performs business development, sales, and marketing in the Canadian market.

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

On November 29, 2007, Kingly Sun International Ltd (“Kingly Sun”) as newly formed in British Virgin Islands and is a wholly owned company by HQSM. Kingly Sun was established as an investment holding company. It has been dormant during the year since its incorporation.

On November 29, 2007, Liberal Sky Holdings Ltd (“Liberal Sky”) as newly formed in British Virgin Islands and is a wholly owned company by HQSM. Liberal Sky was established as an investment holding company. It has been dormant during the year since its incorporation.

On November 29, 2007, Unique Solutions Holdings Ltd (“Unique Solutions”) as newly formed in British Virgin Islands and is a wholly owned company by HQSM. Unique Solutions was established as an investment holding company. It has been dormant during the year since its incorporation.

Our principal executive office is located at 1511 Third Avenue, Suite 788, Seattle, Washington, and our telephone number is (206) 621–9888. The URL for our website is http://www.hqfish.com.

Business

General Overview

We are an integrated aquatic product producer and processor in the PRC of toxin free tilapia, other aquatic products, and marine bio and healthcare products. We use state-of-the-art and environment-friendly technologies in our production and processing operations. Our facilities are certified according to the HACCP standards, have been assigned an EU code required for exporting aquatic products to the EU, and are certified in accordance with the ACC standards. Our products are sold principally to customers in North America, Europe and Asia.

Established in 1999, our aquatic farming and processing operations are in Hainan Province, an island in the South China Sea which is situated within the most desirable latitude for raising tilapia. Hainan Province in southern China is designated by the Chinese government as a green province, where environmentally friendly agri-food related industry is encouraged. We purchase and process farm-bred and ocean caught aquatic products through cooperative supply arrangements with local fishermen and cooperatives. Our supply cooperatives, under our guidance, use feed formulated by us to optimize natural toxin-free growth, thus raising toxin free tilapia. Our tilapia products have achieved such a high level of purity that we have successfully begun marketing these products as toxin free and natural.

In August 2004, the company acquired Jiahua Marine, which develops, produces and sells marine bio and healthcare products in China. The principal products of Jiahua Marine are shark cartilage capsules and shark liver oil products which are distributed exclusively in China. The products undergo substantial independent laboratory testing in China administered by the Ministry of Health in China and have resulted in a PRC National Certification for these products. These products have various perceived medicinal and health benefits.

We have commenced the branding and marketing of our high quality, differentiated tilapia products under the name TILOVEYA® from our new United States headquarters based in Seattle, Washington.

Our subsidiary, Jiahua Marine, has been designated by both the Wenchang Municipality and the Hainan Province as a “Dragonhead Enterprise” in our field of production of aquaculture tilapia, shrimp and our fish processing methods. Such distinctions are typically given to the leading enterprises in each field and each locality based on a comprehensive evaluation of their strength, potential and contribution to the local economies according to an evaluation system used by all levels of government. We believe that this distinction also signifies that the government awarding the designation may be interested in assisting the recipient’s continued development of their specific field of operation.

Industry Overview

Aquaculture Industry

Aquaculture, which is the farming of aquatic animals and plants, has been the world’s fastest growing segment in the food production system for the past two decades. The contribution of aquaculture to the world aquatic production in 2004 was about 59.4 million tonnes of fish. According to the FAO’s projections, it is estimated that in order to maintain the current level of per capita consumption, global aquaculture production will need to reach 80 million tonnes of fish by 2050. The FAO also reports that most of the new demand for fish will have to be met by aquaculture, which could account for approximately 39.0% of all fish production by 2015.

As the availability of sites for aquaculture is becoming increasingly limited and the ability to develop non-agricultural land is restricted, the competition to develop additional aquaculture production systems is intensifying. As the intensification for aquaculture production systems increases, the demand for institutional support, services and skilled persons is anticipated to increase, along with the demand for more knowledge-based aquaculture education and training as aquaculture becomes more important worldwide. China remains the largest producer of aquaculture products throughout the world with reported fisheries producing approximately 41.3 million tonnes in 2004. Within the global aquaculture industry, China accounted for 71.0% of the world’s supply of fish for direct human consumption and 29.9% of the total production by live weight in 2002.

In addition, according to a recent article entitled “Impacts of Biodiversity Loss on Ocean Ecosystem Services” in the November 2006 issue of Science, an international team of scientists concluded that by 2048 the world’s oceans will be emptied of fish. The scientists concluded that “Human-dominated marine ecosystems are experiencing accelerating loss of populations and species, …Overall, rates of resource collapse increased and recovery potential, stability, and water quality decreased exponentially with declining diversity. …marine biodiversity loss is increasingly impairing the ocean’s capacity to provide food, maintain water quality, and recover from perturbations. Yet available data suggest that at this point, these trends are still reversible.” This evidences that aquaculture can alleviate pressure on the oceans and provide a quality source of protein for consumers.

Tilapia Industry

In 2005, according to the American Tilapia Association, tilapia production was second in volume to carp, and it is projected that tilapia will become the most important aquaculture crop in this century, potentially reaching $5.0 billion in global sales. Commercial production of tilapia has become popular in many countries around the world. Touted as the “new white fish” to replace the depleted ocean stocks of cod and hake, world tilapia production continues to rise and at least 100 countries currently raise tilapia, with the PRC being the largest producer. The American Tilapia Association further reports that world production of tilapia products reached approximately 2.0 million metric tonnes in 2004, of which China produced the dominant share of 45.0%.

One of the major outlets for Chinese-produced tilapia has been, and should continue to be, the United States. The following chart reflects the increase in per-capita consumption of tilapia in pounds in the United States in relation to other traditional types of seafood.

2002(1)		2003(1)		2004(1)		2005(1)		2006(2)
Shrimp	3.7	Shrimp	4.0	Shrimp	4.2	Shrimp	4.1	Shrimp	4.4
Tuna	3.1	Tuna	3.4	Tuna	3.3	Tuna	3.1	Tuna	2.9
Salmon	2.0	Salmon	2.2	Salmon	2.2	Salmon	2.4	Salmon	2.0
Pollock	1.6	Pollock	1.7	Pollock	1.3	Pollock	1.5	Pollock	1.6
Catfish	1.1	Catfish	1.1	Catfish	1.1	Catfish	1.0	Tilapia	1.0
Cod	0.7	Cod	0.6	Tilapia	0.7	Tilapia	0.9	Catfish	1.0
Clams	0.6	Crabs	0.6	Crabs	0.6	Crab	0.6	Crab	0.7
Crabs	0.5	Clams	0.5	Cod	0.6	Cod	0.6	Cod	0.5
Flatfish	0.4	Tilapia	0.5	Clams	0.5	Clams	0.4	Clams	0.4
Tilapia	0.3	Scallops	0.3	Flatfish	0.3	Flatfish	0.4	Scallops	0.3

(1)	Source: http://www.aboutseafood.com/media/top_10.cfm
(2)	Source: http://www.aboutseafood.com/media/top_10.cfm

The following chart reflects the increase in imported tilapia to the United States during the periods indicated.

Separately, according to the International Trade Report produced in 2005 by the United States Department of Agriculture, or the USDA, “… U.S. per-capita seafood consumption has remained around 15 billion pounds through the late 1980s and 1990s, it is expected to increase as farm-raised products become cheaper. Currently, the United States consumes nearly 12 billion pounds of fish a year. By 2025, demand for seafood is projected to grow by another 4.4 billion pounds (2 million metric tonnes) above what is consumed today. In addition, it is estimated that by 2020, 50 percent of the U.S. seafood supply will come from aquaculture. Presently, more than 70 percent of the seafood consumed in the United States is imported, and at least 40 percent of that is farm-raised. Major changes in U.S. population, along with shifting demographics and economic growth, will alter the U.S. seafood market over the next decade, affecting the selection of products consumed. It is expected that fresh and frozen fish products will account for a growing share of overall seafood consumption, with shrimp remaining at the top. By 2020, shrimp, salmon, tilapia, and catfish will be the top four seafood products consumed…”

According to Globefish.org, during the past ten years, tilapia captured by fisheries have stabilized at 0.6 million metric tonnes, while their aquaculture production has grown from 0.55 million metric tonnes to 1.67 million metric tonnes. Tilapia is one of the top five seafood imports in the world. In 2005, more than $390 million of tilapia was sold worldwide. The United States is the world’s largest consumer of tilapia. Imported tilapia accounts for around 90% of total consumption of tilapia in the United States, and in 2005, tilapia moved up to the fourth-ranked most popular seafood after farm-raised shrimp, tuna and Atlantic salmon in terms of aquaculture products imported into the United States. In terms of volume, frozen whole round fish ranks first, followed by frozen fillets and, lastly, fresh fillets.

Health Benefits as the Driving Force for Growth in Tilapia Industry

The growing consumer demand for seafood is largely evolving from a new public awareness regarding its health and nutritional benefits. The USDA “pyramid” guidelines continue to support frequent fish consumption, and the USDA has recently completed a highly technical nutritional analysis and report on tilapia for the general public. The USDA’s Agriculture Research Service Lab reports that tilapia is moderate in polyunsaturated fatty acid (0.387 g/100g raw, 0.600 g/100g cooked), moderate in omega 3 fatty acids (0.141g/100g raw, 0.220g/100g cooked) and low in mercury (0.010 parts per million, which we refer to as PPM), which is considered to be non-detectable. With the increased awareness of the health concerns surrounding mercury, tilapia’s low mercury levels (0.010 PPM) distinguish tilapia favorably from other types of fish with higher mercury levels, such as swordfish (0.976 PPM), mackerel (0.730 PPM) and yellow fin tuna (0.325 PPM).

Over-the-Counter Marine Bio and Healthcare Products

The marine bio and healthcare products industry in China is also sizable, with approximately $6 billion in sales, which still constitutes only 3% of the world market. We believe that China, with 25% of the world’s population and its affinity for natural remedies and health products, has substantial potential for growth. Currently, overall sales of these products in China have fallen slightly as compared to the previous year, as consumers gravitate toward branded products meeting international standards of excellence and proven benefit for consumers, and away from the less known brands and traditional remedies.

In general, sales of marine bio and healthcare products are made through retail and direct sales channels. Direct sales in China are relatively new, and restrictions on direct sales imposed on large foreign companies have been implemented in China, which has allowed for a growth in sales for domestic direct sales companies. These restrictions require foreign direct sellers to manufacture their products and to capitalize their businesses in China. Several companies have met these requirements, and growth in this sector is expected to be strong in the next few years.

We believe that nutraceutical supplements in the feed industry is a sector with strong growth potential, as the importance of aquaculture and aquaculture feeds increases. We manufacture actualized feeds, which involves choosing additives to be included in the feed, such as vitamin E, that promote health in fish, thus reducing the need for curative measures such as antibiotics. Once embedded in the flesh of the fish, vitamin E increases the shelf life of the fish and also introduces an additional source of vitamin E to its consumers. Other similar nutraceutical supplements can also be used.

Our Products

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

In response to increasing demand for tilapia, we export varying quantities of tilapia in different forms to the United States, Europe, Asia and other regions. In addition, we are launching a new marketing and distribution initiative in the United States and Europe with our TILOVEYA® brand tilapia. We are currently in discussions with several distributors in Europe interested in further promotion of the TILOVEYA® brand, and we have had initial conversations with leading distributors, retail and food service chains in the United States, but there is no assurance that these discussions will materialize into sales for us. While these discussions are still preliminary, we believe that some of them will likely result in either an acquisition or the establishment of a limited partnership or joint venture with such distributors. The tilapia products sold by us are mainly in the following forms: whole round frozen, gutted and scaled, boneless-skinless tilapia fillets and, more recently, we began selling boneless-skin-on tilapia fillets.

On February 13, 2007, we agreed to work with the Beijing division of Newly Weds® Foods, Inc. to introduce an exclusive, innovative line of battered and breaded flavored TILOVEYA® fillet products to Chinese consumers. The new product line will use the widely used international taste technology of Newly Weds® Foods, Inc., as developed in its China operations, to manufacture value-added breaded TILOVEYA® toxin-free fillet products to consumers in China. Most breaded value-added fish products currently marketed in China and the West suffer in quality from multiple rounds of freezing, deteriorating the taste, juiciness, texture and quality of the product. In May 2007, after having co-developed a process and natural flavoring giving tilapia the taste, texture and aroma of fresh ocean-caught fish, we and Newly Weds entered into an agreement pursuant to which we will process the products supplied by Newly Weds to imitate “sea flavor” fish without the drawbacks of ocean-caught product.

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

The principal products of Jiahua Marine are shark cartilage capsule, shark liver oil and shark liver (soft gel capsules), which are currently exclusively marketed and sold in China, harvested from non-endangered shark species which are a by-catch in Hainan Province. These products have proven medicinal and health benefits, such as increasing the efficacy of the immune system, correcting blood acidity, reducing fatigue, improving absorption of oxygen into the blood, activating the anti-cancer cells (a major component of the innate immune system), strengthening of bones and increasing subcutaneous moisture which has anti-wrinkle qualities. All of our healthcare products have undergone stringent independent laboratory testing in China. These tests are administered by the Ministry of Health in China. As part of this process, several laboratories are selected at random from a pool of top university laboratories to conduct tests which must confirm the results and claims of the applicant company. The applicant company can make claims about the health benefits of its products only after such stringent, independent validation of its claims by selected laboratories have been verified. Our claims in respect of our healthcare products have been rigorously tested and proven in China through the above process. Clinical trials and laboratory testing in China by selected university laboratories have resulted in a PRC National Certification of various of Jiahua Marine’s healthcare products. These products are currently sold throughout China, are naturally derived from ocean-harvested by-products and are winners of Science and Technology Progress Awards in China. Jiahua Marine also has established a long-term relationship with the Qingdao University of Oceanography for research and training relating to the production of our marine bio and healthcare products.

Shark cartilage–This product is highly alkalescent, it contains chondroitin sulfate and calcium and impacts the human body positively in the following ways:

•	increases efficiency of immune system and activates NK cells associated with combating cancer, as sharks are cancer free; and

•	reduces blood acidity, thus improving:

•	blood pressure;

•	apoplexy;

•	heart disease;

•	fertility; and

•	osteoporosis.

Shark liver oil–This product is rich in squalene and other nutrients, to which we add vitamins D and E, and impacts the human body positively in the following ways:

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

Our Principal Competitive Strengths

We believe we have the following principal competitive strengths:

•

Quality Toxin Free Tilapia Products. We produce toxin free tilapia products and have developed a farming system that avoids the use of antibiotics, hormones and other potentially toxic chemicals. Our tilapia are raised in ponds of pure rain water collected for aquaculture. Two other species of fish are introduced into the ponds to maintain the pond’s health naturally. We formulate feed without fishmeal and produce feed supplements in our healthcare products processing plant to enrich this feed. It is our policy to raise toxin free tilapia to distinguish our company from other tilapia producers. The latitude and the pristine environment of Hainan have provided us with the optimal conditions for toxin free aquaculture production.

•

Vertically Integrated Operations. Vertical integration of our operations allows us to control and monitor quality, as well as reduce costs. Through our cooperative arrangements with local farmers, we train them to our production methods, while monitoring constantly the quality of production until harvest.

•

Environmental and Quality Assurances. We have adopted and implemented stringent quality control measures and procedures throughout the production process, in order to comply with the various environmental and quality standards, such as the HACCP and the EU import standards. We are also certified in accordance with the ACC standards and positioning ourselves for completely organic production certification of our tilapia products. We use state-of-the-art technologies in our farming, feed formulation and processing operations. We have adopted modern and environmentally friendly and responsible technology in our production and processing of tilapia, shrimp, and marine bio and healthcare products, which we believe have been recognized through the certifications our plants possess.

•

Strategic Location in Hainan Province, China. Our processing facilities are geographically well-positioned in Hainan Province to leverage favorable climatic conditions, abundant water supply and pristine environment, and a readily available source of labor for our processing plant. Additionally, our processing facilities are conveniently located near the farmers from whom we obtain our supply of tilapia and shrimp. In addition, our intended new processing plant and feed mill will be in close proximity to our new cooperative fish farms.

•

International and Domestic Sales and Marketing Efforts. The recent establishment of our Seattle office will advance our new branding and marketing initiative around our TILOVEYA® brand of our toxin free tilapia products. Sales from this office complement our China based sales efforts and other international sales initiatives.

•

An Established Track Record and Brand Name in the Industry. We have an established track record and recognized brand name in the industry and have received numerous awards and certifications confirming the success of the company in distinguishing itself from its competition.

•

Unique Health Products. We produce health products that we believe meet the highest quality standards, which we currently market exclusively in China through direct marketing and through retail channels. These products are certified to

China’s national health product standards. Our marine bio and healthcare products processing plant also produces nutraceutical products for the inclusion into our tilapia feed additives.

•	Competitive Cost Structure. We benefit from competitive cost structures due to the lower labor costs in China as compared to U.S. based companies of similar products.

Our Growth Strategies

Our objective is to continue building a diversified array of seafood and marine bio and healthcare products, with a primary focus on increasing our own seafood products. To achieve this goal, we intend to implement the following strategies:

•

We started building a new large scale organic feed mill, to supply our existing and anticipated new cooperative fish farmers with our fish food formula, and a processing plant to increase our profit margin and to guarantee our product quality and further vertically integrate our operations;

•	We intend to achieve completely organic production of our tilapia products and to pursue organic certification of our farms;

•	We plan to expand direct and retail sales of our health products in China and internationally and to add other products we currently have in the development pipeline;

•	We plan to expand our cooperative farming arrangements to increase the availability of tilapia to meet anticipated growth in demand;

•	We plan to continue to expand our production and processing facilities in China to satisfy the anticipated growing demand for our products;

•

The new sales office in Seattle allows us to increase awareness of the importance of our toxin free product and to benefit from more direct sales. The new Seattle office also allows us to expand our distribution options in North America and Europe by broadening the variety of products we offer to cater to the demands of our customers; and

•

We plan to expand our branding and marketing initiatives in North America and Europe to introduce our products to major retail and food service chains. Our marketing and branding of tilapia and other seafood products is headed by Trond Ringstad, a pioneer in marketing tilapia in the United States. Our new branding focuses on the TILOVEYA® brand and our toxin-free approach.

Manufacturing and Production

Marine Bio and Healthcare Products

Our plant for processing marine bio and healthcare products consists of two production lines: a powder-product line and an oil-product line. The production lines are equipped with a complete set of imported and domestic made devices, including a vacuum frozen dryer for bio-products, a molecular distillation device, a micro-disintegrator, a packing machine and test instruments. We have raw material treatment workshops, such as an extraction workshop, a freezing and drying workshop, a powder distillation workshop and a finished product workshop for our powder line. We also have pre-treatment workshops, such as a cooling and filtration workshop, a molecular distillation workshop, a supplemental items workshop and a capsule workshop for our oil line.

This plant is equipped with a molecular distillation device, which produces vitamin E used for human consumption and as a supplement to tilapia and other feeds. These vitamins are processed from natural products, such as palm oil. This plant has been certified in accordance with the China National Health Inspection program as a “Chinese Good Manufacturing Practice” (GMP) by the Hainan Provincial Health Bureau. We believe that our nutraceutical business is closely connected to our expansion plan, including the construction of our own feed mill described below. Actualized feed additives provide health benefits to the fish, such as increasing health and avoiding the use of curative measures involving antibiotics. The consumers of these fish products in turn benefit from increased shelf life of the fish products, and from the additional sources of vitamin E resulting from the consumption of such products.

Aquaculture Products

Our plant for processing aquatic products is a Canadian designed facility located in Hainan, China. We operate six processing lines, which consist of two filleting lines, two whole round fish processing lines (principally tilapia which is gutted, scaled and gilled), and two shrimp processing lines, that can be transformed to two additional tilapia fillet production lines according to our needs. This processing plant is capable of processing an average of approximately 10,000 tonnes per year of whole round fish (principally, tilapia), 3,000 tonnes per year of fillet tilapia and 3,000 tonnes per year of all forms of shrimp. Such capacity may become inadequate to meet our projected demand from our existing customers and the national retail food service chains targeted by us. Based on our projected need for expansion, we started a large scale organic feed mill, to supply our existing and anticipated new cooperative fish farmers with our fish food formula and processing plant. See “—Construction of Feed Mill and Processing Plant.” We are in the process of negotiating with several national retail food service chains, and, if we are successful in such negotiations, we expect to phase in deliveries to coincide with the implementation of our plans to expand production which we anticipate will be in the second half of 2007 at the earliest. The scale of production is a critical factor for such chains, and we expect that such expanded production will enable us to enter into definitive arrangements with up to six such chains, although no orders have yet materialized from such negotiations.

Construction of Feed Mill and Processing Plant

In order to maintain the high quality of our products and to position ourselves for attaining completely organic production certification, we decided to construct our own organic feed mill and processing plant for the production of organic, floating feed formulations. This type of feed is the most efficient feed for our farming operations. We plan to produce the feed using grains grown without chemical fertilizers, free of antibiotics and fishmeal, and use feed additives manufactured in our nutraceutical plant. We expect that the feed formulations will be prepared with the benefit of the latest technologies to assure a minimum of toxicity. The feed will be enriched using omega 3 rich algae and vitamin E, as well as naturally sourced amino acids, which provide actualized benefits to the fish and the consumers thereof. The new floating feed formulations will reduce waste in the aquaculture reservoirs, thus reducing the requirement for chemicals to stabilize reservoir health. The feed mill will allow us to complete our vertically integrated production strategy, ensuring quality control throughout the entire production and processing cycle. We plan to partner with other parties, as appropriate, to produce the optimum formulation of feed. Presently, there is no floating or organic feed production in Hainan. We plan for this expanded production to satisfy our own demand through the 20,000 mu (or 3,294 acres) of production in Wenchang and Qionghai, as well as to manufacture feed for other farmed operations in Hainan such as shrimp and other farmed species. We expect that the plant will manufacture some 100,000 tonnes annually of feed and will source organic non-genetically modified organisms such as corn and soya to China and abroad.

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

We expect that the local government involved in these arrangements will provide the needed infrastructure and interim financing to the fish farmers for the construction of fish ponds built to our quality standards specifications. The ponds will be owned by the local farmers and are anticipated to be linked to our feed mill and processing plant through feed supply and fish purchase agreements. In addition, the farmers work within our cooperative operating framework, thus allowing us to train the farmers according to our quality standards and monitor their production on an ongoing basis. The total investment by the farmers to construct the fish ponds and by the local government to make available the related infrastructure (excluding our investment in the feed mill and processing plant) is in excess of $15 million. Combined with our investment in the feed mill of $7 million and in the processing plant of $13 million, this will result in a total capital investment for such production zone in excess of $35 million.

Distribution Channels

At the present time, we distribute our seafood products principally in the United States and Europe, and we sell all of our marine bio and healthcare products exclusively in the PRC. Through our new Seattle-based distribution and marketing facilities, we are able to work more directly with wholesale and retail buyers. The programs established with retail distributors are rather different than with wholesalers. Retailers require product introduction and marketing support and pay differently than wholesalers. The latter generally take delivery of product ex-plant and pay through a letter of credit, while the former take delivery in the United States and pay on negotiated terms.

One of the purposes of our new Seattle office is to introduce our toxin free tilapia products to a target market of retail and food service industry purchasers. We are currently selling our toxin free tilapia products to the European market through distributors and retailers that we met at the Seafood Shows in Boston and Brussels. We are actively seeking a distributor in Northern Europe for our new tilapia brand TILOVEYA®.

Currently, all of our marine bio and healthcare products are sold in the PRC. Through our subsidiary Jiahua Marine, we currently sell four healthcare products under the brand name “Jiahua” in the PRC. Two of these products are produced from refined shark cartilage, and two other products are produced from shark liver oil, both harvested from non-endangered shark species. Please see “Marine Bio and Healthcare Products” for more detailed descriptions of these products.

Our China sales are principally marketed through our offices in Haikou, Beijing and Shanghai to customers that include domestic supermarkets, airlines, hotels and local distributors. Direct sales of healthcare products target tourists in various popular destinations in China, such as Sanya, Beihai and the Three Gorges project. Seminars are organized for these tourists that usually result in the purchase of our products. These products are also sold in various chain stores and through mail order sales throughout China.

Commencing in 2003, our subsidiary Jiahua Marine has been pursuing a sales strategy which we believe will lead to strong growth in the current and future years. As part of this strategy, a unique direct marketing campaign has been introduced in conjunction with large scale tours organized throughout China in prime tourist destinations—Sanya, Beihai (China’s premiere tropical leisure vacation centers) and the Three Gorges project. These tours are captive audiences learning about the health advantages of the products during an outing associated with their leisure activities. In addition, since 2003, sales have begun in Hualian Supermarket Co. Ltd. (one of the largest specialty chains in China with over 1,200 outlets, the first publicly listed supermarket retailer in China), as well as in health product and pharmaceutical outlets throughout China. Pursuant to a five year agreement with Hualian Supermarket Co. Ltd., Jiahua Marine provides products to Hualian Supermarket Co. Ltd.

Our five largest customers accounted for 39.2% of our consolidated sales for the year ended December 31, 2007. They account individually for approximately 9.3%, 8,3%, 8.0%, 6.9% and 6.7% of consolidated sales. In the future, we may continue to have several significant customers, the loss of any of which could have an adverse material effect on us. See also “Risk Factors—A Few Customers Account for a Significant Portion of our Business.”

On February 12, 2007, we announced that we will begin direct sales of our TILOVEYA® toxin-free brand through the internet. “Ultimate Entrée” is a leader in direct marketing through the internet of superior seafood and meat products. The success as “an event food Headquarters,” as seen through their recent “Super Bowl Special,” works well with the sale of ‘tailgate party’ marketed products such as our “TailGate TiLoveYa™,” a skin-on boneless TILOVEYA® toxin-free product sold by us, ideally suited for barbecue. Regular 1 pound and 1.5 pound bags of our boneless skinless fillets will also be marketed on the site and available directly online to Ultimate Entrée’s and our clients.

On April 2, 2007, we commenced sales of our branded “TiLoveYa”(®) products through nearly 150 stores of the Grocery Outlet on the West Coast. The Grocery Outlet chain (See http://www.groceryoutlets.com/home.aspx) is headquartered in Berkeley, California, and has annual revenues exceeding $600 million. The Grocery Outlet expects to sell our brand of frozen fillets within its chain of stores in the states of California, Washington, Oregon, Nevada, Idaho and Hawaii.

On April 23, 2007, we commenced online sales of various finished products of our branded “TiLoveYa(®)” tilapia products on the Sam’s Club website. Sam’s Club is a division of Wal-Mart Stores, Inc. and ranks as one of the nation’s largest warehouse clubs with more than 47 million U.S. members. Sam’s Club offers exceptional values on merchandise and services for business owners and consumers. Online merchandise and Club information is available at www.samsclub.com.

In May 2007, we commenced sales of our “TiLoveYa(®)” brand of frozen fillets through the QFC chain of the Kroger Company within its chain of stores in the states of Washington and Oregon. Headquartered in Cincinnati, Ohio, Kroger is one of the nation’s largest grocery retailers.

Advertising and Marketing

Our sales and marketing team consists of nine members and is under the overall supervision of Mr. Harry Wang Hua, our Chief Operating Officer. Our sales and marketing team is responsible for establishing our sales and distribution networks both domestically and internationally, promoting our image and product awareness and maintaining our customer relationships. As part of his duties, Mr. Wang Hua leads our plant management teams for both marine bio and healthcare products and aquaculture products. Mr. Ringstad, our Executive Vice President of Sales and Distribution, heads our China and Seattle based sales teams. The Seattle personnel are responsible for increasing awareness and focus of our new branding and marketing initiative and the rollout of our toxin free TILOVEYA® brand.

We believe that our principal operating subsidiary, HQOF, is the only vertically integrated PRC based producer present at the international seafood shows (e.g., Brussels Seafood Show and Boston Seafood Expo). Participation in these industry events enables us to establish high level and immediate contacts with potential buyers. Buyer preferences and our response to these preferences, as well as prices and response to quality and quantity concerns, can be promptly addressed without the usual screening and middleman costs. We plan to aggressively market our products throughout North America, Europe and Asia through such shows.

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

Sustainable Farming

The concept of sustainable development has been popularized by the 1987 World Commission on Environment and Development. It defined “sustainable development” as meeting the needs of the present generation, without compromising the needs of future generations. The idea of sustainability has caught up with aquaculture partly because of pressure from environmental groups. In 1998, the Holmenkollen Guidelines for Sustainable Aquaculture were formulated. These guidelines recommended, among other things, that new technologies and management procedures should be utilized so that the quality and quantity of aquaculture products is improved and the risk of adverse effects on the environment and on the livelihood of other people, including future generations, is reduced. The guidelines also recommended (1) strict compliance with the internationally agreed food safety, environmental safety and ethical criteria if genetically modified organisms or hormones are utilized in the production, as well as (2) giving priority to the development of integrated fish farming and of sources for animal feed other than fish protein and fish lipid. We fully endorse the idea of sustainable farming and implement it in our operations through our cooperative supply arrangements.

Organic Farming

We believe that organic farming may be considered to be the next step after sustainable farming. Organic farming is a trend towards simple and moderate farming methods that are inherently sustainable. Organic farming advocates against the use of hormones and certain drugs, genetically modified organisms, very intensive culture systems, use of fish meal from the fish meal industry and oils from animals. As the market demand for sustainable and environmentally sustainable practices increases, the aquaculture industry is in the process of adjusting to such demand by starting to offer organic products. Further, we believe that many companies are finding that the use of waste streams from aquaculture can be used as a nutrient source for the culture of other aquatic flora and fauna, as well as land based agriculture.

We believe that operating costs for organic culture should be lower than intensive farming, with the feed remaining the key operating cost. We have determined that organic production of tilapia is technically possible in Hainan Province. Further, our preliminary evaluation of farm production economics (such as feed costs, feed conversion ratios, growth rates and yields) as they relate to expected market demand indicates that we could engage in organic farming profitably. Therefore, we have started to construct a large scale organic feed mill so as to pursue organic certification of our farms and commence organic tilapia production.

We anticipate that, following our construction of a large scale organic feed mill and processing plant, our tilapia products will meet organic standards as defined by Naturland, which are the standards currently adopted by the FDA. See “—Manufacturing and Production—Construction of Feed Mill and Processing Plant.”

Our Cooperative Supply Arrangements

We purchase and process farm-bred and ocean caught aquatic products through cooperative supply arrangements with local fishermen and cooperatives. Our farmed tilapia products come from approximately 1,647 pond acres of farms situated in the Wenchang area of Hainan. These farms are grouped through cooperatives to supply us with the highest quality tilapia in accordance with the sustainable farming standards described above.

We strive to implement the principles underlying sustainable farming and elements of organic farming in our cooperative supply arrangements with local fishermen and cooperatives, from which we purchase and process farm-bred and ocean caught aquatic products. Under our related cooperatives, or collaboration agreements, the farmers or holders of the concession retain their proprietary status, while agreeing to operate under planned and scheduled practices put forward by our company as cooperative partner of the concessions. The farmers are trained to our standards for deploying appropriate feeds and using poly-culture techniques, while we monitor compliance with these standards on an on-going basis. The farmers are also required to agree to treat waste water responsibly as a nutrient rich fertilizer for the vegetable fields maintained by neighboring farmers.

We typically have between five and ten cooperative supply agreements, which number may vary from time to time. We believe that these cooperative supply arrangements provide mutual benefits to the parties involved, as they help increase revenues of the local farmers, while ensuring a stable supply of raw tilapia to us.

Trademarks and Patents

We have the following patents on our products: Chinese Patent Number 460000X340-2001—Shark Cartilage; Chinese Patent Number 460000X131-2001—Shark Cartilage; Chinese Patent Number 460000X338-2001—Shark Liver Oil; and Patent Number 460000X342-2001—Shark Liver Oil. These patents are for a 20 year period and will expire in 2021. Two products are produced from refined shark cartilage and two from shark liver, both harvested from non-endangered shark species.

We consider our service marks, trademarks, trade secrets, patents and similar intellectual property to be critical to our success. We rely on trademark, patent and trade secret law, as well as confidentiality and license agreements with our employees, customers, partners and others to protect our proprietary rights. We have received patent protection and applied for trademark protection for our products in the PRC. We have also applied for trademark protection in the U.S., as described below, in connection with our branding of toxin free tilapia. Effective trademark, service mark, patent and trade secret protection may not be available in every country in which we sell or may in the future sell our products, and our competitors may independently develop formulations and processes that are substantially equivalent or superior to our own.

TILOVEYA®

In May 2006, we introduced our new toxin free tilapia brand TILOVEYA® at the European Seafood Exposition in Brussels, the largest seafood show in the world. This brand is designed to celebrate the health benefits of our tilapia produced in Hainan Province, China. Our freshwater tilapia products are made without hormones, antibiotics and free of levels of heavy metals and other toxins associated with ocean sourced products. We have filed with the United States Patent and Trademark Office the following applications for trademark registrations in connection with our branding of toxin free tilapia:

•	Registration Number 3313536 for the TILOVEYA® mark;

•	Registration Number 3304756 for the TILOVEYA® Logo; and

•	Application Serial Number 78/932,173 for the registration of the TAILGATE TILOVEYA™ mark.

Competition

In general, the aquaculture industry is intensely competitive and highly fragmented. The PRC aquaculture industry is further open to competition from local and overseas operators engaged in aquaculture and from other captured fish producers. We compete with various companies, many of which are developing or can be expected to develop products similar to ours. For example, 8th Sea—The Organic Seafood Company currently produces and processes tilapia fillets in Brazil’s Parana state. Our main aquaculture products, tilapia and shrimp, are also facing competition from some other domestic aquaculture producers. Some of the domestic aquaculture processing companies in Hainan Province have obtained certifications similar to those we possess. However, we believe that the competition from such producers is minimal because, to the best of our knowledge, there are no competitors in Hainan Province that have a similar operating scale and production capacity, or that have developed the vertically integrated business model under which we operate.

Many of our competitors are more established than we are, and have significantly greater financial, technical, marketing and other resources than we presently possess. Some of our competitors have greater name recognition and a larger customer base. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements, and may be able to undertake more extensive promotional activities, offer more attractive terms to customers, and adopt more aggressive pricing policies. We intend to create greater brand awareness for our brand name so that we can successfully compete with our competitors. We cannot assure you that we will be able to compete effectively or successfully with current or future competitors, or that the competitive pressures we face will not harm our business.

With respect to potential new competitors, although there are no formal barriers to entry for engaging in similar aquaculture processing production and activities in the PRC, we believe that the high infrastructure costs associated with developing and constructing processing plants and facilities does pose a barrier to potential competitors. Fish farms are tied to a processing plant and a new processing plant must either enlist new farms or build its own. Furthermore, measures addressing environmental considerations, such as water quality and waste water processing requirements, are costly to deploy on a greenfield site and are not readily available to all new companies. Accordingly, potential competitors have to mobilize extensive resources in order to maintain a presence similar to ours.

Government Regulation

Our company complies with various national, provincial and local environmental protection laws and regulations, as well as certifications and inspections relating to the quality control of our production and the environmental and social impact of our operations. In addition to statutory and regulatory compliance, we actively ensure the environmental sustainability of our operations. Also, all of our healthcare products have met stringent independent testing by selected university laboratories in China. Our costs of compliance with applicable environmental laws are minimal. Penalties would be levied upon us if we fail to adhere to and maintain our compliance with the applicable environmental regulations in the PRC. Such failure has not occurred in the past, and we generally do not anticipate that it may occur in the future, although no assurance can be given in this regard.

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

ACC Standards

We have recently completed the process of certification of our processing plant in China in relation to shrimp and Tilapia processing in accordance with the Aquaculture Certification Counsel, Inc., or the ACC standards. The ACC standards are considered “super HACCP” standards, as they also take into account various environmental and social issues. ACC certification is required by many large retailers in the United States.

The ACC is a U.S.-based, non-governmental body established to certify social, environmental and food safety standards at aquaculture facilities throughout the world. The ACC uses a certification system that combines site inspections and effluent sampling with sanitary controls, therapeutic controls and traceability. Part of the ACC’s mission is to help educate the aquaculture public regarding the benefits of applying best aquaculture practices and the advancing scientific technology that directs them. The ACC believes that, by implementing such standards, seafood producers can better meet the demands of the growing global market for safe, wholesome seafood produced in an environmentally and socially responsible manner. The ACC offers a primarily “process,” rather than “product”, certification, with an orientation toward seafood buyers. Successful participation in the ACC program is visually represented by limited use of a “Best Aquaculture Practices” certification mark. The ACC currently certifies only shrimp hatcheries, farms and processing plants. New ACC guidelines with respect to the certification of tilapia are expected to be released by the ACC later this year.

Assignment of EU Code

Our facilities have been assigned a European Economic Community, or the EEC, approval registration, referred to as an EU Code, required for exporting aquatic products to the European Union, or the EU. This requirement applies to production both inside and outside of the EU, and defines the applicable standards of the EEC for handling, processing, storing and transporting fish. Our aquatic products processing plant in China must meet or exceed these standards every year, in order to maintain the assigned EU Code. The assignment of the EU Code to us, and our ability to maintain it on an annual basis, evidence the fact that our products meet the EU importable food standards set by the relevant inspection agencies.

Product Liability Insurance

We have purchased general commercial liability insurance effective from December 2007, which provides an aggregate product liability insurance of $5,000,000. However, there is a possibility that our customers, or the ultimate buyers of our products, may have adverse reactions to the tilapia and other aquatic products or marine bio and healthcare products that we process and sell. Any such adverse reaction may result in actual or potential product liability claims against us, which may not be covered by our insurance or, if covered, may be significantly higher than the insurance amount. Such actual or potential product liability claims may have an adverse effect on our reputation and profitability.

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

Our Work with the Hainan Province

We have enjoyed close collaboration with the local government as we conduct our operations in the Hainan Province. We plan to further expand our operations in that area and to foster close ties with the local government through our construction of a large scale organic feed mill and processing plant there. See “Business—Manufacturing and Production—Construction of Feed Mill and Processing Plant.” The success of our operations in the PRC depends in part on the continued investment by Hainan Province in the development of the local aquaculture industry. While there can be no assurances that such investment will continue, we believe that it should continue for the following reasons. The central government of China has limited Hainan Province to two areas of economic activity, agri-food and tourism. The resulting focus of the Hainan Province on the agri-food and tourism sectors creates a strong potential synergy with private sector companies intent on further development of these sectors. Part of the attraction for investors is the low tax rate in Hainan. In addition, foreign companies setting up new ventures in Hainan do not pay any tax for the two first years of profitable operations, then pays 7.5% for the following three years and 15% thereafter. For this reason, we plan to continue to structure and conduct our operations in China through the use of separate subsidiaries, held by foreign holding companies which are separate and distinct from holding companies already incorporated. In turn, these holding companies are held by HQSM. Under these arrangements, we are not considered involved in joint ventures, but rather in wholly owned foreign enterprises, under the local law. Government support for such ventures meeting local needs is positive, and we believe our operations have already demonstrated our ability to channel this support in the manner favorable to our business and Hainan. We believe that not having a joint venture with the local government is the best way to minimize the potential for government interference and to maximize government support, and we plan to continue to conduct our business in China accordingly.

Futhermore, on March 17, 2007, a new PRC Enterprise Income Tax Law (EIT) was promulgated and introduced a new uniform tax regime in the PRC. The EIT became effective on January 1, 2008. That new Law provides, amongst other issues, that income derived from processing of fishery products and processing of agricultural products will be exempt from the EIT tax rate. Starting in 2008, our existing fish processing unit and our new feed mill plant which is under construction will both benefit from a “0”% tax rate. As we forecast starting the construction of a new processing plant in 2008 to be in operation in 2009, that new plant will also benefit from a “0” tax rate in 2009. With regards to our neutraceutical unit, the income tax rate, under the new law, wiil increase progressively by 2% yearly until it reaches a maximum of 25% in 2012.

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

Properties

We own two processing plants located in Wenchang, Hainan Province, the PRC, and the related manufacturing equipment, office equipment and motor vehicles. We use one plant to process the seafood products we produce, and the other plant to process our marine bio and healthcare products. We have also purchased the piece of land for the construction of our new large organic feed mill.

In addition, we currently lease corporate premises for our new United States headquarters located in Seattle, Washington, consisting of approximately 4,170 square feet, from Doncaster Investments NV, Inc. The term of the related lease is sixty months, which term commenced on December 1, 2005. Our monthly payment under the lease is $3,500 per month.

Our properties are in good condition and are sufficient to meet our needs at this time. We do not plan to obtain additional space in the foreseeable future for the above cited plants but we intend to build additional processing facilities in the near future.

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

On February 22, 2007, Stag Management Canada Ltd. served an action for recovery of “consulting fees” against HQ Sustainable Maritime Industries, Inc., based upon a service agreement. The action was filed in the Quebec Superior Court. The claim as stated by the plaintiff is for the sum of US $4.75 Million. On November 29, 2007, the proceedings were settled outside the court in the sum payment of Canadian $106,000 by us without admission of any liability or of any state of fact or law.

On February 7, 2006, Westminster Securities Corp. (“Westminster”) and John O’Shea (“O’Shea”) filed a claim against us with the American Arbitration Association (“AAA”). Westminster claimed we violated an exclusivity provision of the letter agreement between Westminster and us which purportedly required us to use Westminster as our investment banking firm for all transactions for a period of three years. Westminster, alleged damages for a claimed breach of an April 2004 stock purchase agreement by our issuance of S-8 shares to certain other people. In January 2008, the AAA rendered a decision finding in favor of Westminster on certain claims and denying others. Our Company is in the process of appealing the decision. Accordingly, at December 31, 2007, we have provided in the accounts the amount attributed to the claimant. However, should our Company be successful in the appeal process, we will reverse this provision to bring it to the actual amount of the final judgment.

On July 30, 2007, First Cosmos Investments Limited, Sunny Future Group Limited and Newluck International Limited filed suit against HQ Sustainable Maritime Industries, Inc., Jade Profit Investment Limited, Red Coral Group Limited, Harry Wang, Lillian Wang and Norbert Sporns in the Court of Chancery of the State of Delaware. The suit asserts claims against all of the defendants for alleged breaches of certain Subscription Agreements and Stamped Agreements entered into by the defendants, and accuses Harry Wang, Lillian Wang and Norbert Sporns of various alleged breaches of fiduciary duty. The plaintiffs are seeking compensable, general and consequential damages in an unspecified sum. We have reviewed the complaint and believe that there is neither procedural nor substantive merit to the lawsuit. We believe that the lawsuit is subject to dismissal for lack of personal and subject matter jurisdiction, for failure to state a claim upon which relief may be granted, and for failure to assert the claims in a timely manner.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Annual Report on Form 10-K, before investing in our common stock. If any of the events anticipated by the risks described below occur, our results of operations and financial condition could be adversely affected which could result in a decline in the market price of our common stock, causing you to lose all or part of your investment.

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

Our future capital requirements will depend on many factors, including industry and market conditions, our ability to successfully implement our new branding and marketing initiative and expansion of our production capabilities. We anticipate that we may need to raise additional funds in order to grow our business and implement our business strategy. We anticipate that any such additional funds would be raised through equity or debt financings. In addition, we may enter into a revolving credit facility or a term loan facility with one or more syndicates of lenders. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. Even if we are able to raise capital through equity or debt financings, as to which there can be no assurance, the interest of existing shareholders in our company may be diluted, and the securities we issue may have rights, preferences and privileges that are senior to those of our common stock or may otherwise materially and adversely effect the holdings or rights of our existing shareholders. If we cannot obtain adequate capital, we may not be able to fully implement our business strategy, and our business, results of operations and financial condition would be adversely affected. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In addition, we have and will continue to raise additional capital through private placements or registered offerings, in which broker-dealers will be engaged. The activities of such broker-dealers are highly regulated and we cannot assure that the activities of such broker-dealers will not violate relevant regulations and generate liabilities despite our expectation otherwise.

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

Our operations are dependent upon the experience and expertise of a small number of key management personnel, which includes Lillian Wang Li, our Chairman of the Board, Norbert Sporns, our Chief Executive Officer and President, and Harry Wang Hua, our Chief Operating Officer. Lillian Wang Li and Harry Wang Hua are brother and sister, and Ms. Wang Li is married to Norbert Sporns. Although we have begun the process of obtaining the life insurance on Ms. Wang Li and Mr. Sporns, of which we are the beneficiary, the loss of the services of any of them for any reason would have a material adverse effect on our business, and the results of our operations and financial condition, or could delay or prevent us from fully implementing our business strategy.

A few of our customers account for a significant portion of our business.

We have derived, and over the near term we expect to continue to derive, a significant portion of our sales from a limited number of customers. For example, our five largest customers accounted for a total of 39.2% of our consolidated sales for the year ended December 31, 2007, and they are all related to the aquaculture product segment. At December 31, 2007, approximately 35.44% of our trade receivables were from transactions with these five largest customers. The loss of any of these customers or non-payment of outstanding amounts due to the company could materially and adversely affect our business in terms of results of operations, financial position and liquidity.

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

In general, the aquaculture industry is intensely competitive and highly fragmented. We compete with various companies, many of which are developing or can be expected to develop products similar to ours. For example, 8th Sea—The Organic Seafood Company currently produces and processes tilapia fillets in Brazil’s Parana state. Many of our competitors are more established than we are and have significantly greater financial, technical, marketing and other resources than we presently possess. Some of our competitors have greater name recognition and a larger customer base. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers, and adopt more aggressive pricing policies. We intend to create greater awareness for our brand name so that we can successfully compete with our competitors. We cannot assure you that we will be able to compete effectively or successfully with current or future competitors or that the competitive pressures we face will not harm our business.

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

The governments of countries into which we sell our products, including the United States, Canada and the European Union, from time to time, consider regulatory proposals relating to raw materials, food safety and markets, and environmental regulations, which, if adopted, could lead to disruptions in distribution of our products and increase our operational costs, which, in turn, could affect our profitability. To the extent that we increase our product prices as a result of such changes, our sales volume and revenues may be adversely affected.

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

Our business could be adversely affected by the recent negative public reports on seafood imported from China.

In June 2007, the U.S. Food and Drug Administration issued an alert report on the sale of five types of farm-raised seafood from China in the United States because of unapproved chemical residues. The five types of farm-raised seafood are shrimp, catfish, eel, bass and dace. As a result, the seafood can be sold in the United States providing importers provide independent testing that shows the seafood does not contain the unapproved residues. Although tilapia is not included in the list and we believe our main seafood product, which is tilapia, does not contain any of the unapproved residues, it is possible that our business may be adversely impacted as a result of the recent negative public reports on seafood imported from China.

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

Separately, our business and operating results also could be adversely affected by changes in policies of the Chinese government such as: changes in laws, regulations or the interpretation thereof; confiscatory taxation; restrictions on currency conversion, imports on sources of supplies; or the expropriation or nationalization of private enterprises. Although the Chinese government has been pursuing economic reform policies for approximately two decades to liberalize the economy and introduce free market aspects, there is no assurance that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting China’s political, economic and social life.

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

In addition, there can be no assurance that we will be able to obtain sufficient foreign exchange to pay dividends or satisfy other foreign exchange requirements in the future and we currently do not intend to pay dividends.

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

As of December 31, 2007, we had 11,511,317 shares of common stock issued and outstanding. As of the same date, there were approximately 573 shares of our common stock issuable upon conversion of the outstanding secured convertible promissory notes we issued in January 2006. Further, there were approximately 1,000,000 shares of our common stock issuable upon conversion of the convertible notes we issued in November 2006. In addition, we currently have outstanding Class A warrants to purchase up to 43,750 shares of our common stock, Class B warrants to purchase up to 114,583 shares of our common stock, Class C warrants to purchase up to 105,825 shares of our common stock, Class D warrants to purchase up to 167,200 shares of our common stock, and stock purchase warrants to purchase up to 200,000 shares of our common stock issued in connection with the November 2006 financing. In

March 2008, we were also required to issue 300,000 shares of common stock to the investors in the November 2006 financing as part of the liquidated damages due to failure to timely file a registration statement for and to effect timely registration under the Securities Act of the underlying shares of common stock for the securities issued in the November 2006 financing, and interests and penalties payable on that same financing up to that date. These shares, including all of the shares issuable upon conversion of the secured convertible notes and upon exercise of the warrants, may be sold into the market place currently or in the next two years following their registration under the Securities Act. The sale of these shares may adversely affect the market price of our common stock.

ITEM 2.	PROPERTIES

We own two processing plants located in Wenchang, Hainan Province, the PRC, and the related manufacturing equipment, office equipment and motor vehicles. We use one plant to process the seafood products we produce, and the other plant to process our marine bio and healthcare products. We are currently in the process of building a new feed plant that is planned to be in operation in the third quarter of 2008.

In addition, we currently lease corporate premises for our United States headquarters located in Seattle, Washington, consisting of approximately 4,170 square feet from Doncaster Investments NV, Inc. The term of the related lease is sixty months, which term commenced on December 1, 2005. Our monthly payment under the lease is $3,500 per month.

Our properties are in good condition and are sufficient to meet our needs at this time. We do not plan to obtain additional space in the foreseeable future for the above-cited plants but we intend to build additional processing facilities in the near future.

ITEM 3.	LEGAL PROCEEDINGS

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

On February 22, 2007, Stag Management Canada Ltd. served an action for recovery of “consulting fees” against HQ Sustainable Maritime Industries, Inc., based upon a service agreement. The action was filed in the Quebec Superior Court. The claim as stated by the plaintiff is for the sum of US $4.75 Million. On November 29, 2007, the proceedings were settled outside the court in the sum payment of Canadian $106,000 by us without admission of any liability or of any state of fact or law.

On February 7, 2006, Westminster Securities Corp. (“Westminster”) and John O’Shea (“O’Shea”) filed a claim against us with the American Arbitration Association (“AAA”). Westminster claimed we violated an exclusivity provision of the letter agreement between Westminster and us which purportedly required us to use Westminster as our investment banking firm for all transactions for a period of three years. Westminster, alleged damages for a claimed breach of an April 2004 stock purchase agreement by our issuance of S-8 shares to certain other people. In January 2008, the AAA rendered a decision finding in favor of Westminster on certain claims and denying others. Our Company is in the process of appealing the decision. Accordingly, at December 31, 2007, we have provided in the accounts the amount attributed to the claimant. However, should our Company be successful in the appeal process, we will reverse this provision to bring it to the actual amount of the final judgment.

On July 30, 2007, First Cosmos Investments Limited, Sunny Future Group Limited and Newluck International Limited filed suit against HQ Sustainable Maritime Industries, Inc., Jade Profit Investment Limited, Red Coral Group Limited, Harry Wang, Lillian Wang and Norbert Sporns in the Court of Chancery of the State of Delaware. The suit asserts claims against all of the defendants for alleged breaches of certain Subscription Agreements and Stamped Agreements entered into by the defendants, and accuses Harry Wang, Lillian Wang and Norbert Sporns of various alleged breaches of fiduciary duty. The plaintiffs are seeking compensable, general and consequential damages in an unspecified sum. We have reviewed the complaint and believe that there is neither procedural nor substantive merit to the lawsuit. We believe that the lawsuit is subject to dismissal for lack of personal and subject matter jurisdiction, for failure to state a claim upon which relief may be granted, and for failure to assert the claims in a timely manner.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our common stock commenced trading on May 17, 2007, on the American Stock Exchange (AMEX) under the symbol “HQS.”

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock, as reported by the OTC Bulletin Board until May 16, 2007, and the close price of our common stock since May 17, 2007 when our common stock commenced trading on Amex. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions. The prices set forth below have been adjusted for the reverse stock split of our common stock.

Fiscal Year Ended December 31 (*)	High	Low
2006 First Quarter (January 2006—March 2006)	$9.00	$5.20
Second Quarter (April 2006—June 2006)	$8.20	$5.00
Third Quarter (July 2006—September 2006)	$7.60	$5.20
Fourth Quarter (October 2006—December 2006)	$6.00	$3.80

2007 First Quarter (January 2007—March 2007)	$7.74	$4.00
Second Quarter (April 2007—June 2007)	$13.00	$6.30
Third Quarter (July 2007—September 2007)	$10.45	$8.25
Fourth Quarter (October 2007—December 2007)	$10.55	$7.40

Period following December 31, 2007
January 1 to January 31, 2008	$11.08	$9.04
February 1 to February 29, 2008	$13.30	$10.55

On December 31, 2007, the closing bid price of our common stock was $9.75

Holders of Record

As of December 31, 2007, we had 1,138 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Recent sales of unregistered securities

On May 16, 2007, we issued 813 shares to each of our three independent non-executive directors, Jacques Vallee, Fred Bild, and Daniel Too, to satisfy our obligations to pay each such director an annual bonus in shares of our common stock pursuant to our independent non-executive director agreements with them. All of these shares were issued pursuant to the exemption provided by Section 4 (2) under the Securities Act for a transaction not involving a public offering.

On October 15, 2007, we issued a total of 1,371 shares to our three independent non-executive directors, Jacques Vallee, Fred Bild and Daniel Too, to satisfy our obligations to pay each such director an annual bonus in shares of our common stock pursuant to our independent non-executive director agreements with them. All of these shares were issued pursuant to the exemption provided by Section 4 (2) under the Securities Act for a transaction not involving a public offering.

Transfer agent

Our transfer agent is American Stock Transfer and Trust Company. Its address is 59 Maiden Lane, Plaza Level, New York, New York 10038.

Dividends

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended December 31, 2007. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

ITEM 6.	SELECTED FINANCIAL DATA

The following information has been summarized from financial information included elsewhere and should be read in conjunction with such financial statements and notes thereto.

Summary of Statements of Operations of HQSM

Year Ended December 31, 2007 and 2006

	December 31, 2007	December 31, 2006
Sales	$54,970,211	$39,095,403
Gross Profit	$25,543,293	$17,178,058
Net Income	$4,486,562	$873,964
Net Income Per Share, diluted (After reverse split)	$0.543	$0.145

Summary of Balance Sheets of HQSM as at December 31, 2007 and 2006

	December 31, 2007	December 31, 2006
Working Capital	$61,550,488	$22,063,084
Total Assets	$84,326,866	$41,852,480
Stockholders’ Equity	$68,775,663	$29,605,735

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K.

General overview

We are a leader in toxin free integrated aquaculture and aquatic product processing, with processing facilities located in Hainan, PRC. We market our products in Asia, America and Europe. We have two processing plants in Hainan, one that processes aquatic products providing toxin-free tilapia and other aquatic products, and the other processes marine bio and healthcare products. We seek to expand our operations through providing additional processing facilities in China and marketing efforts throughout North America and Europe.

Recently, we announced that we had entered into a conditional agreement with the government of Tayang Town in the Province of Hainan, PRC, in order to work with the cooperative farms which are capable of producing some 20,000 tonnes of live weight tilapia. We expect this agreement to result in doubling the farming capacity available to us.

In addition, you should consider the following information as you read the below results of operations discussion and our financial statements and related notes included elsewhere in this prospectus. From the first quarter of 2004, following our reverse merger with Process Equipment, Inc., we have been operating under the name of HQSM. At that time, we owned 84.4% of HQOF, currently our principal operating subsidiary that processes our seafood products; in August 2004 we acquired the remaining ownership interest that we did not already own in HQOF. The fiscal year-end of Process Equipment was changed from April 30, to December 31 following the reverse merger. In August 2004, we acquired a 100% interest in our current subsidiary Jiahua Marine which operates a marine bio and healthcare plant, including neutraceuticals, in Hainan Province, China. In the first half of 2005, our aquatic processing plant stopped production in order to add production lines and increase its production capacity to properly meet forecasted incremental demand, which affected some of our operating results during that period.

Our business operations consist of two segments, the marine bio and healthcare product segment and the aquaculture product segment. Since the acquisition of Jiahua Marine, which represents the marine bio and healthcare product segment, those product sales have represented a significant contribution to the net income of the company and currently are higher profit margin products than our aquaculture products. The company expects the sales and contribution to net income to continue during the next year in similar proportions. However, as the marketing efforts increase in connection with the aquaculture product segment and the investment in plant and equipment for additional processing capacity is completed next year, the company expects that the aquaculture product segment will begin to contribute a greater portion of income and a higher profit margin in 2008 and beyond.

The following Management’s Discussion and Analysis (“MD&A”) is intended to provide the readers with an insight of the Group. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes (“Notes”).

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

Income taxes

Taxes are calculated in accordance with taxation principles currently effective in the PRC. The Company accounts for income taxes under the provision of Statements of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. We account for income taxes using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

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

Concentration of credit risk

Financial instruments that potentially subject our company to significant concentrations of credit risk consist primarily of trade accounts receivable. We perform ongoing credit evaluations with respect to the financial condition of our creditors, but do not require collateral. In order to determine the value of our accounts receivable, we record a provision for doubtful accounts to cover probable credit losses. Our management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable.

Recent developments

On January 31, 2007, we completed a 1–for–20 reverse stock split. Furthermore, since May 2007, the Company is listed on the American Stock Exchange.

On February 12, 2007, HQSM announced that it will begin, and actually began, direct sales of its “TiLoveYa”(TM) toxin–free brand through the internet. “Ultimate Entre” is a leader in direct marketing of superior seafood and meat products through the internet. The success as “an event food Headquarters,” as seen through their recent “Super Bowl Special,” works well with the sale of ‘tailgate party’ marketed products such as HQ’s “TailGate TiLoveYa,”(TM) a skin–on boneless TiLoveYa toxin–free product sold by HQSM, ideally suited for barbecue. Regular 1 pound and 1.5 pound bags of HQSM’s boneless skinless fillet will also be marketed on the site and available directly online to Ultimate Entre’s and HQSM’s clients.

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

On April 23, HQSM signed an agreement with Sam’s Club to commence online sales of various formats of its branded “TiLoveYa(TM)” tilapia products on the Sam’s Club website. Sam’s Club is a division of Wal-Mart Stores, Inc. and ranks as one of the nation’s largest warehouse clubs with more than 47 million U.S. members. The first Sam’s Club opened its doors in Midwest City, Oklahoma in 1983. Sam’s Club offers exceptional values on merchandise and services for business owners and consumers. Online merchandise and Club information is available at www.samsclub.com.

In May 2007, we commenced sales of our “TiLoveYa”(TM) brand of frozen fillets through the QFC chain of the Kroger Company within its chain of stores in the states of Washington and Oregon. Headquartered in Cincinnati, Ohio, Kroger is one of the nation’s largest grocery retailers.

On May 17, 2007, our common stock commenced trading on AMEX.

On June 1st, 2007, Andrew Intrater was appointed to the Board of Directors and will serve as an independent member of the Board of Directors and Head of the Audit Committee.

On December 21, 2007, we received the Aquaculture Certification Council, Inc. (ACC) certification for our China-based processing plant operations for tilapia and shrimp. We are the first major tilapia producer in the world to receive this certification.

In December 2007, we completed a follow-on offering by issuing 3,450,000 new shares of Common Stock to two underwriters (including the over-allotment of 450,000 shares) for a total gross consideration of $26,910,000 (net of approximately $23,800,000). The Company intends to use this financing for the purpose of completing its new feed plant expected to be in operation in the second half of 2008, to build a new processing plant expected to be in operation in the second half of 2009 and to use the balance for general working capital purpose.

On March 17, 2007, a new PRC Enterprise Income Tax Law (EIT) was promulgated and introduced a new uniform tax regime in the PRC. The EIT became effective on January 1, 2008. This new Law provides, amongst other issues, that income derived from processing of fishery products and processing of agricultural products will be exempt from the EIT tax rate. Starting in 2008, our existing fish processing unit and our new feed mill plant which is under construction will both benefit from a “0”% tax rate. As we forecast commencing the construction of a new processing plant in 2008 to be in operation in 2009, that new plant will also benefit from a “0” tax rate in 2009. With regards to our neutraceutical unit, the income tax rate, will increase progressively by 2% yearly under the new law until it reaches a maximum of 25% in 2012.

Results of Operations—Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Total sales for the year ended December 31, 2007 increased by $15,874,808, or 41% compared to the same period of 2006. While both of our segments contributed to that increase, the aquaculture segment contributed more significantly as higher demand for our products materialized during 2007. Income from operations for the year ended December 31, 2007 increased by 82% when compared to 2006; that major improvement was due mostly to the higher sales and gross profit of 2007 originating from our aquaculture product segment . A net income of $4,486,562 was generated in 2007, increasing from $873,964 in 2006; that increase in 2007 is mostly attributed to the aquaculture segment. Financing costs have increased by $673,550 or 13% to $5,857,117 as compared to $5,183,567 for 2006. In 2007, we incurred approximately $900,000 of penalties for late filing of the registration statement in regards to the November 2006 financing and $670,000 of penalties for late payment of interests on the same financing. Those penalties were recognized as financing costs in 2007 and they were paid in common shares issued by the Company in March 2008. Furthermore, the amount of the claim attributed to Westminster Securities Corp. by the American Arbitration Association (“AAA”)

was accounted for, as determined by the AAA, in the financing costs. The warrants amortization costs (non–cash) related to the promissory notes and the amortization of the related embedded conversion option (non–cash), make-up the major part of the financial costs and are recognized as such in accordance with FAS 123R and EITF 00–27.

Segments

Manufacturing and selling of health and bio-product

Jiahua Marine is engaged in the manufacturing and selling of marine bio and healthcare products. During the years ended December 31, 2007 and 2006, Jiahua Marine realized sales of $18,721,774 and $15,302,713 respectively, an increase of 22%. The gross profit ratio from this segment was 84% and 86% for the years ended December 31, 2007 and 2006 respectively. The major expense of this segment was advertising, representing 28% and 30% of revenue for the year ended December 31, 2007 and 2006 respectively. The net income contributed by this segment was $7,984,935 and $7,339,374 for the years ended December 31, 2007 and 2006 respectively, an increase of 9% in the year in 2007. A recovery of bad debt of $900,410 improved the 2006 net income as such recovery did not occur in 2007. Notwithstanding such 2006 debt recovery, the growth in net income would have shown more than 21% improvement in 2007 compared to 2006. The improvement in the net income was mostly contributed by the increase in sales in the current year compared to 2006.

Manufacturing and selling of aquatic products

Our other subsidiary, HQOF, is engaged in the processing and selling of aquaculture products. The revenue contributed by this segment was $36,248,437 and $23,792,690 for the year ended December 31, 2007 and 2006, respectively, an improvement of 52%. The related gross profit ratio of this segment was 27% and 17% for the year ended December 31, 2007 and 2006 respectively. Such improvement in the gross profit ratio was due to the combination of overall selling price increases of our tilapia products in 2007 combined to increased volumes which generated average costs reductions. This segment contributed $6,299,304 and $1,273,290 to net income for the year ended December 31, 2007 and 2006 respectively. The sharp increase in sales of this segment in 2007, together with the increase in gross profit margin led to such favorable improvement in the profitability in 2007 compared to 2006.

Operations

Sales. For the year ended December 31, 2007, sales increased by $15,874,808 or 41% to $54,970,211 from $39,095,403. That significant increase in sales was the result of better performances of both segments in 2007. The sales from the marine bio and healthcare product segment increased by $3,419,061, or 22% in 2007 compared to 2006, while the sales from the aquaculture segment improved by $12,455,747 or 52% in the same comparative period.

Cost of Sales. Cost of sales increased by $7,509,573 or 34% to $29,426,918 from $21,917,345 for the year ended December 31, 2007, as compared to the year ended December 31, 2006. The overall gross profit margin increased from 44% for the year ended December 31, 2006 to 46% for the year ended 2007, mostly originating from increased selling prices and sales volumes in the aquaculture segment during 2007.

Selling and distribution expenses. Selling and distribution expenses increased by $249,887 or 42% from $591,376 to $841,263 for the year ended December 31, 2007, as compared to 2006. The increase was the result of higher sales volumes realized in the current year from our two segments, leading to higher transportation costs in 2007, as compared to those of 2006.

Marketing and advertising expenses. Marketing and advertising expenses increased by $614,684 from $4,547,615 to $5,162,299 for the year ended December 31, 2007, as compared to 2006. The primary factor responsible for that increase in 2007 was that the health and bio-products segment maintained a proportionate level of advertising in order to sustain its market share in its highly competitive and developed market. Furthermore, heavy advertising expenditures for the promotion of our bio–products to achieve better customer recognition are consistent with industry practices.

General and administrative expenses. For the year ended December 31, 2007, general and administrative expenses increased by $126,682 or 3% to $4,800,361, as compared to the corresponding period of 2006. Most of the increase was the result of additional branding-related expenses, traveling, investors’ relations and other U.S. head office expenses.

Depreciation and amortization. Depreciation and amortization increased by $187,612 to $1,217,284 for the year ended December 31, 2007, mainly as a result of the amortization of intangible assets related to the purchase of a U.S. distribution network in the third quarter of 2006. Furthermore, acquisition of fixed assets in 2007 triggered additional depreciation.

Provision for/(Recovery of) doubtful accounts. Doubtful accounts amounted to $672,086 for the year ended December 31, 2007 compared to a recovery of $706,514 for the year ended 2006. The 2006 recovery originated from the health and bio-product segment while the 2007 provision originated from the aquaculture segment. The 2007 provision is the result of an estimate of unfavorable settlements that might occur with clients being late in their payments.

Income from operations. Income from operations increased to $12,850,000 in financial year 2007, compared to $7,042,230 in 2006, an 82% improvement. That improvement in the current year is the result of increased sales and related gross profit from both our segments in 2007, mostly the aquaculture segment, offset by increased bad debt estimated during the current year.

Finance costs. Finance costs increased to $5,857,117 from $5,183,567 for the year ended December 31, 2007 as compared to the previous year, an increase of $673,550 or 13%. Included in the 2007 finance costs are the carrying interests on the promissory notes issued in 2006 added to the continued combination of amortization of the future conversion of warrants (non–cash) attributed to investors on those notes of $10,225,000 issued in 2006, and to the amortization of the embedded conversion option (non–cash) related to the same notes. Those non-cash financing costs were recognized in accordance with FAS 123R and EITF 00-27. Such amortization will be repeated, on a pro-rata basis, until maturity of the underlying notes. Furthermore, in 2007, we incurred approximately $900,000 of penalties for late filing of the registration statement in regards to the November 2006 financing and $670,000 of penalties for late payment of interests on the same financing. Those penalties were recognized as financing costs in 2007 and they were paid in common shares issued by the Company in March 2008. Finally, the effect of the decision rendered in January 2008 (but appealed) in the arbitration proceeding in regards to claims of an investment banker were included as finance costs, for the amount attributed to the claimant.

Other (income)/ expenses. For 2007, $42,491 was reported as other income while other expenses of $16,731 was recorded for 2006.

Income before income taxes. Income before income taxes increased by $5,193,442 to $7,035,374 for the year ended December 31, 2007, from $1,841,932 in 2006. That significant increase was mostly the result of increased volume and gross profits from both segments experienced during 2007, offset mostly by the penalties and arbitration decision described above in the finance costs and also to the provision for bad debts.

Current income tax. Current income taxes increased by $1,723,394 to $2,548,812 from $825,418 for the year ended December 31, 2007. The increase was mainly due to higher taxable income experienced in 2007 from both segments, as described above, and to the termination of the tax rate holiday period in the health and bio-product segment as of December 31, 2006. The actual tax rate for both segments was 15% in 2007. On March 17, 2007, a new PRC Enterprise Income Tax Law (EIT) was promulgated and introduced a new uniform tax regime in the PRC. The EIT became effective on January 1, 2008. That new Law provides, amongst other issues, that income derived from processing of fishery products and processing of agricultural products will be exempt from the EIT tax rate. Starting in 2008, our existing fish processing unit and our new feed mill plant which is under construction will both benefit from a “0”% tax rate. As we forecast commencement of the construction of a new processing plant in 2008 to be in operation in 2009, that new plant will also benefit from a “0” tax rate in 2009. With regards to our neutraceutical unit, the income tax rate, will increase progressively by 2% yearly under the new law until it reaches a maximum of 25% in 2012.

Deferred income tax. The change in deferred income tax decreased from $142,550 to nil for the year ended December 31, 2007. There were no material timing differences during the period to justify recognition of deferred tax expenses.

Net income attributable to shareholders. Net income attributable to shareholders increased from $873,964 for the year ended December 31, 2006, to $4,486,562 for the year ended December 31, 2007. Higher sales and gross profit from both segments in 2007, mainly the aquaculture segment, offset by the penalties in financing costs and increased bad debts are the main components of increased profitability experienced in 2007.

Liquidity and capital resources

Our cash and cash equivalents increased by $35,570,533 during the financial year of 2007, to $46,959,908. As at December 31, 2007, working capital was $61,550,488 compared to $22,063,084 at December 31, 2006. The funds generated by the operating and financing activities during 2007 were used mainly to support the increase in our business volume, more specifically our receivables and inventory levels.

Total assets increased by $42,474,386 to $84,326,866 at December 31, 2007, from $41,852,480 as of December 31, 2006. During 2007, an amount of $964,000 was reclassified from construction in progress to intangible assets to recognize the land use right acquired. Shareholders’ equity increased by $39,169,928, or 134%, to $68,775,663 at December 31, 2007, from $29,605,735 as of December 31, 2006.

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

We also completed a financing in January 2006, in which we issued to a group of twenty one investors, in a private placement, (1) convertible secured promissory notes bearing interest at 8% per year and maturing on January 25, 2008, in the aggregate principal amount of $5,225,000; (2) Class A warrants, with each warrant giving the right to the holder to purchase one share of our common stock at the exercise price of $6.00 until January 2009; and (3) Class B warrants, with each warrant giving the right to the holder to purchase one share of our common stock at the exercise price of $6.00 until January 2011. The net proceeds of this financing to us were $4,702,500, after deducting commissions and other costs of this transaction equal to $522,500. At December 31, 2007, the balance due to those investors amounted to $3,416. Under the terms of the convertible secured promissory notes, we must repay these notes on a monthly basis until January 25, 2008. We have the option of repaying the notes in cash or in shares of our common stock. As of December 31, 2007, the monthly repayments have been made, along with note conversions repaying more than 99% of the originally issued convertible secured promissory notes.

In addition, we also completed a financing in November 2006, in which we issued to two investors, in a private placement, (1) convertible promissory notes bearing interest at 6.5% and maturing in November 1, 2009, in the principal aggregate amount of $5,000,000 with the conversion price of $5.00 per share and (2) warrants registered in the name of each investor to purchase an aggregate of up to 200,000 of our common stock, with each warrant giving the right to the holder to purchase one share of our common stock at the exercise price of $5.00 until the fifth anniversary of the effective date of the reverse stock split effectuated in January 2007. The net proceeds of this financing to us were $4,932,500, after deducting commissions and other costs of this transaction equal to $67,500. The notes are due on November 1, 2009.

In December 2007, we completed a follow-on offering by issuing 3,450,000 new shares of Common Stock to two underwriters (including the over-allotment of 450,000 shares) for a total gross consideration of $26,910,000 (corresponding to a net proceed of approximately $23,800,000). The Company intends to use this financing for the purpose of completing its new feed plant expected to be in operation in the second half of 2008, to build a new processing plant expected to be in operation in the second half of 2009 and to use the balance for general working capital purpose.

We are currently in the process of examining various financing opportunities to obtain additional liquidities to help finance our operations, as well as support our additional cash requirements related to volume increases that we anticipate might occur in the future, specifically in the inventory and receivables build–up. As of December 31, 2007, we had reimbursed our bank loan entirely. No assurances can be given that additional debt or equity financing we may require will be available to us or, even if available, that such financing will be on terms favorable to us.

At present, about 39% of our consolidated sales are derived from our five largest clients, and our results of operations therefore depend on a small number of clients (53% in 2006). As part of our short and medium–term business plan, including our recent efforts to raise funds to support the anticipated expansion of our operations, we intend to invest in our infrastructure to construct a new processing plant and our own organic feed mill. We expect that this will allow us to meet forecasted incremental demand for our products in the United States and Europe. As a result, we plan to develop and serve new clients, which should reduce our dependence on individual clients to more acceptable levels.

In order to ensure sufficient funds to meet our future needs for capital, management believes that we will continue to evaluate opportunities to raise financing through some combination of commercial bank borrowings, the private or public sale of equity, or issuance of debt securities from time to time. However, future equity or debt financing may not be available to us at all, or if available, may not be on terms acceptable to us. If we are unable to obtain financing in the future, we will continue to develop our business on a reduced scale based on our existing capital resources.

The ratio of current assets to current liabilities increased to 6.2 times ($73,448,339/$11,897,851) at December 31, 2007, from 3.63 times ($30,440,447/$8,377,363) at December 31, 2006.

Off-Balance Sheet Transactions

We have no off-balance sheet arrangements or transactions with unconsolidated, special purpose entities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Stockholders

HQ Sustainable Maritime Industries, Inc. and Subsidiaries

Delaware

We have audited the accompanying consolidated balance sheets of HQ Sustainable Maritime, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. HQ Sustainable Maritime, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HQ Sustainable Maritime, Inc. and Subsidiaries as of December 31 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP

Rochester, New York

March 27, 2008

HQ SUSTAINABLE MARITIME INDUSTRIES, INC

(INCORPORATED IN THE STATE OF DELAWARE

WITH LIMITED LIABILITY)

CONSOLIDATED BALANCE SHEETS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,959,908	$11,389,375
Trade receivables	25,234,502	17,957,521
Inventories	877,716	708,858
Prepayments	350,116	384,693
Future income taxes	26,097	—

TOTAL CURRENT ASSETS	73,448,339	30,440,447

PROPERTY, PLANT AND EQUIPMENT, NET	7,716,615	7,619,606
CONSTRUCTION IN PROGRESS	949,728	1,196,453
INTANGIBLE ASSETS	1,254,002	473,200

	9,920,345	9,289,259
OTHER ASSETS
Deferred taxes	873,865	817,577
Deferred expenses	84,317	1,305,197

	958,182	2,122,774

TOTAL ASSETS	$84,326,866	$41,852,480

The accompanying notes are an integral part of the consolidated financial statements

HQ SUSTAINABLE MARITIME INDUSTRIES, INC

(INCORPORATED IN THE STATE OF DELAWARE

WITH LIMITED LIABILITY)

CONSOLIDATED BALANCE SHEETS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$8,935,928	$3,822,510
Bank loans	—	1,255,203
Taxes payable	956,289	175,160
Due to related parties	—	198,553
Due to directors	1,544,350	1,698,265
Current portion of promissory notes	461,284	1,227,672

TOTAL CURRENT LIABILITIES	11,897,851	8,377,363

OTHER LIABILITIES
Convertible promissory notes, net of discount	3,653,352	3,869,382

TOTAL LIABILITIES	15,551,203	12,246,745
SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 100,000 shares issued and outstanding	100	100
Common stock, $0.001 par value, 200,000,000 shares authorized, 11,511,317 and 6,416,856 shares issued and outstanding as of December 31, 2007 and December 31, 2006 respectively	11,511	6,417
Additional paid-in capital	57,142,204	25,441,626
Accumulated other comprehensive income	4,590,060	1,612,366
Retained earnings/(deficit)	2,373,825	(683,846)
Appropriation of retained earnings (reserves)	4,657,963	3,229,072

TOTAL SHAREHOLDERS’ EQUITY	68,775,663	29,605,735

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$84,326,866	$41,852,480

The accompanying notes are an integral part of the consolidated financial statements

HQ SUSTAINABLE MARITIME INDUSTRIES, INC

(INCORPORATED IN THE STATE OF DELAWARE

WITH LIMITED LIABILITY)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Sales	$54,970,211	$39,095,403
Cost of sales	29,426,918	21,917,345

Gross profit	25,543,293	17,178,058
Selling and distribution expenses	841,263	591,376
Marketing and advertising	5,162,299	4,547,615
General and administrative expenses	4,800,361	4,673,679
Depreciation and amortization	1,217,284	1,029,672
Provision for/(Recovery of) doubtful accounts	672,086	(706,514)

Income from operations	12,850,000	7,042,230
Finance costs	5,857,117	5,183,567
Other (income)/expense	(42,491)	16,731

Income before income taxes	7,035,374	1,841,932
Income taxes
Current	2,548,812	825,418
Deferred	—	142,550

Net income attributable to shareholders	4,486,562	873,964

OTHER COMPREHENSIVE INCOME
Foreign currency translation income	2,977,694	1,113115

COMPREHENSIVE INCOME	$7,464,256	$1,987,079

NET INCOME PER SHARE
Basic (After reverse split)	$0.587	$0.145

Diluted (After reverse split)	$0.543	$0.145

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic (After reverse split)	7,635,124	6,028,935

Diluted (After reserve split)	8,989,469	6,037,325

The accompanying notes are an integral part of the consolidated financial statements

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE

WITH LIMITED LIABILITY)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Common Stock (after reverse split)		Preferred Stock		Additional paid in Capital
	Share (after reverse split)	Par Value	Share	Par Value
Balance at January 1, 2006	116,105,225	$116,105	100,000	$100	$15,574,752

Adjustment for reverse split	(110,299,964)	(110,300)			110,300
Issuance of common stock and warrants	611,595	612	—	—	9,756,574
Net income for the year	—	—	—	—	—
Transfer to reserve	—	—	—	—	—

Balance at December 31, 2006	6,416,856	$6,417	100,000	$100	$25,441,626

Issuance of common stock and warrants	5,094,461	5,094	—	—	31,700,578
Net income for the year	—	—	—	—	—
Transfer to reserve	—	—	—	—	—

Balance at December 31, 2007	11,511,317	$11,511	100,000	$100	$57,142,204

	Appropriation of retained earnings (reserves)	Accumulated other comprehensive income	Retained earnings (deficit)	Total
Balance at January 1, 2006	$1,985,845	$499,251	$(314,583)	$17,861,470

Issuance of common stock and warrants	—	—	—	9,757,186
Net income for the year	—	—	873,964	873,964
Transfer to reserve	1,243,227	—	(1,243,227)	—
Foreign currency translation adjustment	—	1,113,115	—	1,113,115

Balance at December 31, 2006	$3,229,072	$1,612,366	$(683,846)	$29,605,735

Issuance of common stock and warrants	—	—	—	31,705,672
Net income for the year	—	—	4,486,562	4,486,562
Transfer to reserve	1,428,891	—	(1,428,891)	—
Foreign currency translation adjustment	—	2,977,694	—	2,977,694

Balance at December 31, 2007	$4,657,963	$4,590,060	$2,373,825	$68,775,663

The accompanying notes are an integral part of the consolidated financial statement

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE

WITH LIMITED LIABILITY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
OPERATING ACTIVITIES
Net income	$4,486,562	$873,964
Non-cash items:
Depreciation and amortization	1,217,284	1,029,672
Loss on disposal of fixed assets	53,603
Write off of fixed assets	41,637	—
Financial and other non cash services	5,164,795	5,919,549
Deferred income taxes		109,046
Change in non-cash working capital items:
Inventories	(168,858)	(151,394)
Trade receivables, net of provisions	(7,276,981)	(9,407,163)
Prepayments	34,577	(252,829)
Tax recoverable	—	185,429
Accounts payable and accrued expenses	5,113,418	1,205,064
Taxes payable	624,860	—

Cash flow generated from / (used in) operating activities	9,290,897	(488,662)

INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(902,981)	(65,337)
Sales proceeds of disposal of fixed assets	157,435	—
Construction in progress	(634,905)	(1,196,453)
Acquisition of intangible assets		(550,000)
Acquisition of deferred expenses		(983,060)

Cash flow used in investing activities	(1,380,451)	(2,794,850)

FINANCING ACTIVITIES
Cash proceeds from issuance of common stock	28,570,475
Convertible promissory notes issued, net of cash repayments		9,112,554
Due (to)/from directors	(153,915)	347,726
Repayment to related parties	(198,553)	(62,968)
Bank loan payments	(1,255,203)	(471,061)

Cash flow generated from financing activities	26,962,804	8,926,251

NET CHANGE IN CASH AND CASH EQUIVALENTS	34,873,250	5,642,739

Due (to)/from directors	(153,915)	347,726
Repayment to related parties	(198,553)	(62,968)
Bank loan payments	(1,255,203)	(471,061)

Cash flow generated from financing activities	26,962,804	8,926,251
NET CHANGE IN CASH AND CASH EQUIVALENTS	34,873,250	5,642,739
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	697,283	606,477
Cash and cash equivalents, beginning of year	11,389,375	5,140,159

Cash and cash equivalents, end of year	$46,959,908	$11,389,375

SUPPLEMENTARY CASH FLOWS DISCLOSURES
Interest paid	$—	$17,478

Taxes paid	$1,155,429	$430,643

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued for services	$173,000	$195,000

Reclassification of Construction in Progress to Land Use Rights	$964,002	$—

HQ SUSTAINABLE MARITIME INDUSTRIES, INC

NOTES FOR THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

HQ Sustainable Maritime Industries, Inc. (“HQSM”) was initially incorporated as Sharon Capital Corporation, or Sharon, on September 21, 1989 under the laws of the State of Nevada. Sharon was a “blind pool/blank check” corporation organized for the purpose of purchasing, merging with or acquiring a business or assets from another company. In July 1990, Sharon was changed to PEI, Inc., which was subsequently changed to Process Equipment, Inc. in November 1990. On March 17, 2004, Process Equipment, Inc., Process Equipment Acquisition Corporation, a Nevada corporation and wholly-owned subsidiary of Process Equipment, Inc., or PEAC, and Jade Profit Investment Limited, or Jade, a British Virgin Islands limited liability corporation, entered into an agreement and plan of merger. Pursuant to that agreement, Process Equipment, Inc., through PEAC, acquired Jade, and 84.42% ownership in Jade’s subsidiary Hainan Quebec Ocean Fishing Co. Ltd, a People’s Republic of China limited liability corporation, which we refer to as HQOF. As a result of that transaction, HQOF became our main operating subsidiary. In April of 2004, pursuant to the above agreement and plan of merger, the board of directors of Process Equipment, Inc. and a majority of the stockholders approved a name change and change of domicile of that company to Delaware via a merger with the newly formed wholly-owned Delaware subsidiary, HQSM. The name change, change of domicile and merger became effective on May 19, 2004, with HQSM being the surviving entity in the merger and acquiring all the assets and liabilities of Process Equipment, Inc. On August 17, 2004, we entered into a Purchase Agreement with Sino-Sult Canada (S.S.C.) Limited, a Canadian limited liability corporation (“SSC”), whereby we acquired Sealink Wealth Limited (“Sealink”), SSC’s wholly owned subsidiary incorporated in the British Virgin Islands. That purchase agreement has been filed as an exhibit to our current report on Form 8K filed with the Commission on August 18, 2004. Sealink is the sole owner of Jiahua Marine Bio-Products Co. Ltd., a limited liability company existing in China (“Jiahua Marine”) which is primarily engaged in the production and sales of marine bio-products and healthcare products in the PRC, as described in more detail in the above current report. Also as previously disclosed, in the same current report, SSC is owned by three of our current directors and executive officers who are also, together, indirect beneficial owners of the majority of our capital stock.

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

The Group is principally engaged in the vertically integrated business of aquaculture through cooperative supply agreements, ocean product harvesting, and processing and sales of farm-bred and ocean harvested aquatic products. The principal products of HQOF are cross-bred hybrid of tilapia and white-legged shrimp, which are exported, directly and indirectly, to the United States, Canada, Japan and European countries. The major market is for export.

The Group is also engaged in the production and sales of marine bio-products and healthcare products in the PRC. The principal products of Jiahua Marine Bio-Product Company Limited (100% held subsidiary of Sealink) are Shark Cartilage Capsule, Shark Liver Oil and Shark Liver (Soft gel). The major market is domestic in the PRC.

NOTE 2 – BASIS OF PRESENTATION

The consolidated financial statements include the accounts of HQSM and all its subsidiaries (“The Group”). All material inter-company accounts and transactions have been eliminated. The consolidated financial statements are prepared in accordance with generally accepted accounting principles used in the United States of America.

NOTE 3 – ACCOUNTING POLICIES

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

Buildings and leasehold improvement	10 – 40 years
Plant and machinery	5 – 10 years
Motor vehicles	5 – years
Office equipment and furnishings	5 – years

D. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including cash, receivables, accounts payable and accrued expenses and debt, approximates their fair value at December 31, 2007 and 2006 due to the relatively short-term nature of these instruments.

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

The Group maintains its books and accounting records in Renminbi (“RMB”), the PRC’s currency, being the functional currency. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date. Any translation gains (losses) are recorded in exchange reserve as a component of shareholders’ equity. Income and expenditures are translated at the average exchange rate of the year

	2007	2006
Year end RMB : US$ exchange rate	7.3046	7.8075
Average RMB : US$ exchange rate	7.5603	7.9388

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

I. USE OF ESTIMATE

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

Business Segment for the year ended December 31, 2007

	Aquaculture Product	Health and Bio-product	Unallocated Items	Consolidation
Sales to external customers	$36,248,437	$18,721,774	$—	$54,970,211

General and administrative expenses	856,068	237,655	3,706,638	4,800,361
Depreciation and amortization	645,152	355,667	216,465	1,217,284
Selling and distribution expenses	371,939	469,324	—	841,263
Marketing and advertising	—	5,162,299	—	5,162,299
Finance costs	1,717	112,937	5,742,463	5,857,117
Provision for doubtful accounts	664,873	5,644	1,569	672,086
Income/(loss) before taxation	7,478,613	9,380,535	(9,823,774)	7,035,374
Income taxes	1,179,309	1,395,600	(26,097)	2,548,812
Net Income/(loss) for the period	6,299,304	7,984,935	(9,797,677)	4,486,562

Segment assets	$34,238,892	$25,076,495	$25,011,479	$84,326,866

Segment liabilities	$4,208,988	$1,965,657	$9,376,558	$15,551,203

Business Segment for the year ended December 31, 2006

	Aquaculture Product	Health and Bio-product	Unallocated Items	Consolidation
Sales to external customers	$23,792,690	$15,302,713	$—	$39,095,403

General and administrative expenses	1,264,378	883,197	2,526,104	4,673,679
Depreciation and amortization	632,525	301,191	95,956	1,029,672
Selling and distribution expenses	233,641	357,735	—	591,376
Marketing and advertising	—	4,547,615	—	4,547,615
Finance costs	(10,201)	73,153	5,120,615	5,183,567
Provision for/(Recovery of) doubtful accounts	193,896	(900,410)	—	(706,514)
Income/(loss) before taxation	1,733,928	7,846,704	(7,738,700)	1,841,932
Income taxes	460,638	507,330	—	967,968
Net Income/(loss) for the period	1,273,290	7,339,374	(7,738,700)	873,964

Segment assets	$24,019,621	$16,270,332	$1,562,527	$41,852,480

Segment liabilities	$1,810,912	$2,388,875	$8,046,958	$12,246,745

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

R. DEFERRED EXPENSES

Deferred expenses represent the unamortized portion of finders’ fees related to the convertible promissory notes issued in January and November 2006.

S. INTANGIBLE ASSETS

Intangible assets are recognized if it is probable that the future economic benefits attributable to the assets will flow to the Company, and if the cost of the assets can be measured reliably. After initial recognition, intangible assets are measured at cost less any impairment losses. Intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives.

T. RECENT PRONOUNCEMENTS

Prior to January 1, 2005, we accounted for stock-based compensation to non-employees (directors, investors, consultants) in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost for all stock-based awards was measured at the grant date based on the value of the award and was recognized as expense over the service period for awards that were expected to vest.

Effective January 1, 2005, we adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective application transition method. Because the fair value recognition provisions of SFAS No. 123 and SFAS No. 123(R) were materially consistent under our equity plans, the adoption of SFAS No. 123(R) did not have a significant impact on our financial position or our results of operations. Prior to our adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123(R) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

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

In November 2005, the FASB issued Staff Position (“FSP”) FAS115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” This FSP is effective for reporting periods beginning after December 15, 2005. We do not believe the adoption of this FSP will have a material impact on our financial statements.

In November 2005, the FASB issued FSP FAS123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), “Share-Based Payment,” or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. We do not believe the adoption of this FSP will have a material impact on our financial statements.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (“FIN 48”), which clarifies the relevant criteria and approach for the recognition, de-recognition and measurement of uncertain tax positions. FIN 48 will be effective for the Company beginning January 1, 2007. We do not believe that the adoption of FIN 48 has had a material impact on our Consolidated Financial Statements.

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

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), “Business Combinations”. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, an any non controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements but does not expect it to have a material effect.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements but does not expect it to have a material effect.

NOTE 4 – TRADE RECEIVABLES

The Group’s trade receivables at December 31, 2007 and 2006 are summarized as follows:

	2007	2006
Trade receivable	$25,907,060	$18,017,387
Less: Provision for doubtful accounts	672,558	59,866

	$25,234,502	$17,957,521

The activity in the Group’s provision for doubtful accounts during the year ended December 31, 2007 and 2006 is summarized as follows:

	2007	2006
Balance at beginning of year	$59,866	$737,002
Add/(less): Provision / (recovery) during the year	672,086	(706,514)
Exchange difference transfer to exchange reserve	(59,394)	29,378

Balance at end of year	$672,558	$59,866

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

	2007	2006
Cost:
Buildings and leasehold improvement	$3,465,219	$3,103,514
Plant and machinery	9,583,421	8,784,507
Motor vehicles	130,212	83,642
Office equipment and furnishings	254,120	157,021

	13,432,972	12,128,684
Less: Accumulated depreciation:

Buildings and leasehold improvement	560,107	444,143
Plant and machinery	4,968,053	3,916,222
Motor vehicles	55,914	40,780
Office equipment and furnishings	132,283	107,933

	5,716,357	4,509,078

Property, plant and equipment, net	$7,716,615	$7,619,606

Depreciation expenses relating to property, plant and equipment was $1,034,084 and $952,872 for the year ended December 31, 2007 and 2006, respectively.

NOTE 6 – INVENTORIES

The inventories at December 31, 2007 and December 31, 2006 are summarized as follows:

	December 31, 2007	December 31, 2006
Raw materials	$288,656	$62,560
Work-in-progress	106,756	109,859
Finished goods	482,304	536,439

	$877,716	$708,858

NOTE 7 – PREPAYMENTS

The Group’s prepayment at December 31, 2007 and 2006 are summarized as follows:

	2007	2006
Advances to suppliers	$301,180	$281,780
Prepaid expenses	48,936	102,913

	$350,116	$384,693

NOTE 8 – INTANGIBLE ASSETS

At December 31, 2007 and 2006, the Group’s intangible assets are comprised of the following:

	2007	2006
Land use rights, at cost	$964,002	$—
Sales network, at cost	550,000	550,000

Intangible assets, at cost	1,514,002	550,000
Less: Accumulated amortization, land use rights	—
Less: Accumulated amortization, sales network	260,000	76,800

Intangible assets, net	$1,254,002	$473,200

LAND USE RIGHTS:

According to the Law in China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 48 years. Since the related building will be completed in 2008 and operations will start in 2008, amortization will commence only in that year. The estimated amortization for each of the next five years will be approximately $20,100.

SALES NETWORK:

In 2006, the Company entered into an agreement with an unrelated third party by which it was agreed to purchase a sales network in order for us to develop the American market for our branded seafood products. The cost of the network, established at $550,000, is amortized on a 36 months period, starting in August 2006. The amortization of 2006 amounted to $76,800 and the amortization of 2007 amounted to $183,200. The amortization for 2008 and 2009 will amount to $183,200 and $106,800 respectively.

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2007 and 2006 are summarized as follows:

	2007	2006
Accounts payable	$1,226,797	$414,652
Accrued liabilities	7,709,131	3,407,858

	$8,935,928	$3,822,510

NOTE 10 – RELATED PARTY TRANSACTIONS

The net amounts due to related parties at December 31, 2007 and December 31, 2006 are non-interest bearing and are without terms of maturity. They consist mainly of net advances from shareholders of the Company and are shown in the current liabilities as management expects those advances to be repaid during the next year.

NOTE 11 – CONVERTIBLE PROMISSORY NOTES AND WARRANTS

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

Furthermore, effective November 8, 2006, the Company completed another financing transaction with a group of private investors for an amount of $5,000,000, bearing interest at 6.5% per annum. The financing consisted of two components: (a) promissory notes of the Company, in the principal aggregate amount of $5,000,000 due November 1, 2009 and (b) warrants registered in the name of each Investor to purchase an aggregate of up to 200,000 shares of our Common Stock. The Notes are convertible into shares of the Company’s $0.001 par value Common Stock at a conversion price of $5.00 per share. The Warrants expire on the fifth (5th ) anniversary of the effective date of the reverse stock split. The exercise price to acquire a share of Common Stock is equal to the Conversion Price under the Notes, currently at the rate of $5.00 per share of Common Stock.

NOTE 12 – INCOME TAXES

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

The Company’s subsidiaries registered in the PRC are subject to state and local income taxes within the PRC at the applicable tax rates on the taxable income as reported in their PRC statutory financial statements in accordance with the relevant income tax laws applicable to foreign enterprises. Both HQOF and Jiahua Marine were subject to a tax rate of 15% during 2007. HQOF and Jiahua Marine were entitled to a two–year tax exemption and three–year half tax rate holiday from 2001 and 2002 commencing with the first profit–making year, respectively.

The reconciliation of the effective income tax rate of the Company to the statutory income tax rate in the PRC for 2007 is as follows:

	HQOF	Jiahua Marine
Statutory tax rate	15%	15%
Tax holidays and concessions	—	—

Effective tax rate	15%	15%

Income taxes are calculated on a separate entity basis. Currently there is no tax benefit or burden recorded for the United States.

NOTE 13 – DEFERRED TAX

Deferred tax assets as at December 31, 2007 and 2006 comprise the following:

	2007	2006
Balance at January 1	$817,577	$926,623
Deferred tax written off for the year	—	(142,550)
Exchange difference transfer to exchange reserve	56,288	33,504

Balance at December 31	$873,865	$817,577

Deferred taxation is calculated under the liability method in respect of taxation effect arising from all timing differences, which are expected with reasonable probability to crystallize in the foreseeable future.

NOTE 14 – APPROPRIATION OF RETAINED EARNINGS (RESERVES)

The reserves are comprised of the following:

	2007	2006
Statutory surplus reserve	$3,556,975	$2,128,084
Public welfare reserve	1,064,042	1,064,042
Capital reserve	36,946	36,946

	$4,657,963	$3,229,072

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

As stipulated by the relevant laws and regulations for enterprises operating in the PRC, HQOF and Jiahua Marine (both wholly-owned foreign enterprises) are required to make annual appropriations to two reserves, consisting of the statutory surplus reserve and public welfare reserve. In accordance with the relevant PRC regulations and the articles of association of the respective companies, the companies are required to allocate a certain percentage of their net income, as determined in accordance with the PRC accounting standards applicable to the companies, to the statutory surplus reserve until such reserve reaches 50% of the registered capital of the companies.

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

NOTE 15 – EMPLOYEE STOCK OPTION PLAN

In December 2004, our board of directors ratified grants of non-qualified stock options to purchase shares of our common stock under our Stock Option Plan to some of our executive officers and directors, who qualify as employees for valuation purposes, as well as to several of our employees. The following number of share options and related values are shown after giving effect to the reverse stock split that occurred in January 2007. Each of these new stock options have up to a ten-year term, are subject to the terms and conditions of the Plan, and have an exercise price of $5.60. Specifically, Norbert Sporns, our Chief Executive Officer, President and director, received 25,000 stock options; Lillian Wang, the Chairman of our board of directors, received 25,000 stock options; Harry Wang, our Chief Operating Officer, director and brother of Ms. Wang, received 25,000 stock options; and Fusheng Wang, director (who resigned in 2006) and Honorary Chairman and father of Ms. Wang, received 50,000 stock options. Together, Norbert Sporns, Harry Wang and Lillian Wang also indirectly control the majority of capital stock of HQSM. The stock options granted to each of them, as well as to Fusheng Wang, were fully vested when granted. In addition, our Chief Financial Officer, Jean-Pierre Dallaire, received 10,000 stock options. Mr. Dallaire’s options were vested in 2004 as to 50% of the grant, with the remaining 50% vesting as follows: 1/3 on June 16, 2005, 1/3 on June 16, 2006, and the remaining 1/3 on June 16, 2007. Further, at the same date, our board of directors ratified grants of stock options to thirteen other employees of HQSM. These stock options were vested then as to 50% of each individual grant, with the remaining 50% vesting as follows: 1/3 on June 16, 2005, 1/3 on June 16, 2006, and the remaining 1/3 on June 16, 2007. In the case of one of the employees, the stock options were fully vested when granted.

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

Information concerning the plan incentive and non-qualified stock options is as follows:

	Options	Exercise Price Per Share
December 31, 2004 (Vested)	200,000	$5.60
Options vested	16,667	$5.60
Options cancelled/forfeited	—
Options exercised	10,000	$5.60
December 31, 2005 (Vested)	206,667	$5.60
Options vested	16,667	$5.60
Options canceled/forfeited	—
Options exercised	25,000	$5.60
December 31, 2006 (Vested)	198,334	$5.60
Options vested	16,666	$5.60
Options canceled/forfeited
Options exercised	151,250	$5.60
December 31, 2007 (Vested)	63,750	$5.60

The table below summarizes information with respect to stock options outstanding as of December 31, 2007:

Exercise Price	Options Outstanding Outstanding	Remaining Contractual Life	Options Exercisable	Exercise Price of Exercisable Options
$ 5.60	63,750	Up to June 2014	63,750	$5.60

The aggregate intrinsic value of the options outstanding as at December 31, 2007 is $264,563. Since no options were granted in 2006 and 2007, the weighted average fair value of options granted under the plan during fiscal years 2007 and 2006 was $NIL and $NIL, respectively.

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

Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company’s net income and net income per share would have been increased to the following pro forma amounts:

	For the years ended December 31,
	2007	2006
Net income
As reported	$4,486,562	$873,964
Pro forma	$4,486,562	$873,964
Earnings per share, basic (after reverse split)
As reported	$0.587	$0.145
Pro forma	$0.587	$0.145

NOTE 16 – SIGNIFICANT CONCENTRATION

The Group grants credit to its customers, generally on an open account basis. The Group’s five largest customers accounted for 39% of the consolidated sales for the year ended December 31, 2007 and they are all related to the aquaculture product segment. At December 31, 2007, approximately 35.44% of trade receivables were from trade transactions with the aforementioned five largest customers.

For the year ended December 31, 2006, the Group’s five largest customers accounted for 53.3% of the consolidated sales for the year. Of those five customers, three were in excess of 10% of consolidated sales, with 13.8%, 12.2% and 11.7% of the consolidated sales, or an aggregate of 37.7%. At December 31, 2006, approximately 46.45% of trade receivables were from trade transactions with the aforementioned five largest customers.

NOTE 17 – WARRANTIES

The Group did not incur any warranty costs for both years ended December 31, 2007 and 2006.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

A. CAPITAL COMMITMENTS

As of December 31, 2007, there were capital commitments amounting to $756,494, which was mainly related to the construction work of the feed mill.

B. LEASE COMMITMENTS

The Company has entered into operating leases, for rental of office space and other services, which expire on different dates. The minimum future payments under these commitments for the next five years are as follows:

2008	$64,448
2009	64,448
2010	64,448
2011	64,448
2012	24,977

Total	$282,769

C. LEGAL PROCEEDINGS

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

On February 7, 2006, Westminster Securities Corp. (“Westminster”) and John O’Shea (“O’Shea”) filed a claim against us with the American Arbitration Association (“AAA”). Westminster claimed we violated an exclusivity provision of the letter agreement between Westminster and us which purportedly required us to use Westminster as our investment banking firm for all transactions for a period of three years. Westminster, alleged damages for a claimed breach of an April 2004 stock purchase agreement by our issuance of S-8 shares to certain other people. In January 2008, the AAA has rendered a decision in favor of Westminster on certain claims and denying others. Our Company is in the process of appealing the decision. Accordingly, at December 31, 2007, we have provided in the accounts the amount attributed to the claimant of approximately $625,000. However, should our Company be successful in the appeal process, we will reverse this provision to bring it to the actual amount of the final judgment.

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

NOTE 19 – CAPITAL STRUCTURE

Common stock consists of authorized shares of 200,000,000 with a par value of $0.001 per share. Common stock issued and outstanding as of December 31, 2007 and 2006 was 11,511,317 and 6,416,856, respectively.

Preferred stock consists of authorized shares of 10,000,000 with a par value of $0.001 per share. Preferred shares amounting to 100,000 have been designated as Series A preferred stock. The Series A preferred stock is entitled to superior voting rights and is also convertible into common shares.

During the years ended December 31, 2007 and 2006, the Company issued 5,094,461 and 611,595 common shares for net proceeds of $32,866,506 and $2,755,992, respectively. The amounts recorded in the accompanying financial statements are net of costs incurred in raising capital.

NOTE 20 – EARNINGS PER SHARE

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed by adjusting the weighted average common shares outstanding assuming conversion of all potentially dilutive convertible securities

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share (EPS) computation at December 31, 2007.

	2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income available to common shareholders	4,486,562	7,635,124	0.587
Effect of dilutive securities stock options issued to employees and investors	394,446	1,354,345	—

Diluted EPS
Net income available to common stockholders plus assumed conversions	4,881,008	8,989,469	0.543

NOTE 21 – CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

NOTE 22 – SUBSEQUENT EVENT

On March 07, 2008, the Company signed a waiver and amendment agreement with the investors on the November 2006 financing, whereby the Company will issue to those investors an aggregate of 300,000 common shares in payment of penalties incurred in relation to the late filing and approval by the SEC of the registration statement under form S-3 in addition to all the interests and penalties incurred on that financing from its inception, up to March 31, 2008. The corresponding shares were issued in March, 2008.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the

COSO Report. Our Management has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K.

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers, Directors and Key Employees

Our executive officers and directors, and their ages and positions as of December 31, 2007 are as follows:

Name	Age	Position
Lillian Wang Li	51	Chairman of the Board of Directors and Secretary Secretary and Director

Norbert Sporns	54	Chief Executive Officer, President and Director Director

Harry Wang Hua	45	Chief Operating Officer and Director

Jean-Pierre Dallaire	56	Chief Financial Officer and Financial Controller

Trond Ringstad	40	Executive Vice-President Sales and Distribution

Andrew Intrater	44	Independent non-executive Director

Fred Bild	71	Independent non-executive Director

Joseph I. Emas	53	Independent non-executive Director

Daniel Too	54	Independent non-executive Director

Our other key employees and their ages and positions as of December 31, 2007 are as follows:

Name	Age	Position
William Sujian	37	International Sales and Compliance Officer

He Jian Bo	39	Manager Finance Department

Wang Fu Hai	61	Chief Production Controller

Biographies

Lillian Wang Li—Chairman of Board of Directors and Secretary—Ms. Wang Li is one of our founders, and has served as our Secretary and Chairman of our board of directors since March 2004, when we effected the reverse merger with Process Equipment, Inc. Prior to joining HQSM, between June 1994 and March 2004, she worked for SSC where her responsibilities included project development and financing, particularly in relation to China projects using Western technologies. She is responsible for the general administration, strategic planning and financial management of HQSM. She has over twenty five years of experience in management of China and Canadian businesses, particularly with respect to financial matters.

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

Fred Bild—Independent non-executive Director—Mr. Bild has been our director since June 2004. He is currently a Visiting Professor at the University of Montreal where he has taught since January 1995. For over thirty-six years, Mr. Bild has served as a Canadian diplomat in Ottawa and in various functions at embassies abroad including Cultural Attache (Tokyo), Economic Counsellor and Deputy Chief of Mission (Paris) and Canadian Ambassador to Thailand, China and Mongolia.

Daniel Too—Independent non-executive Director—Mr. Too has been our director since September 2004. He has extensive business experience in Asia and possesses a deep understanding of the business difficulties associated with working in China. He had been the Managing Director of Delta Elevator Far East and until recently Mr. Too also serves as Director of Voker Chemical Paint Limited.

Joseph I. Emas—Independent non-executive Director—Mr. Emas has been a director since May 18, 2007. Mr. Emas is licensed to practice law in Florida, New Jersey and New York and has served as our general counsel since August 17, 2005. Since 2001, Mr. Emas has been the senior partner of Joseph I. Emas, P.A. Mr. Emas specializes in securities regulation, corporate finance, mergers and acquisitions and corporate law. Mr. Emas received his Honors BA at University of Toronto, Bachelor of Administrative Studies, with distinction, at York University in Toronto, his JD, cum laude from Nova Southeastern Shepard Broad Law School and his L.L.M. in Securities Regulation at Georgetown University Law Center. Mr. Emas was an Adjunct Professor of Law at Nova Southeastern Shepard Broad Law School. Mr. Emas received the William Smith Award, Pro Bono Advocate for Children in 2000 and the 2006 Child Advocacy Award in Florida and is the author of “Update of Juvenile Jurisdiction Florida Practice in Juvenile Law.” Mr. Emas was been a member of the Juvenile Court Rules Committee for the State of Florida from 1999 through 2006, and currently sits on the Florida Child Advocacy Committee.

Andrew Intrater—Independent non-executive Director— Mr. Intrater has been a director since June 1, 2007. Mr. Intrater is the Chairman and CEO of Columbus Acquisition Corp. and the Chief Executive Officer of Columbus Nova, a private investment firm with offices in New York, Los Angeles, Charlotte and Moscow where he has held this position since Columbus Nova’s inception in January 2000. Columbus Nova manages in excess of $2 billion of investor capital and debt in a variety of credit and private equity businesses. Mr. Intrater also serves as the Senior Managing Partner of Columbus Nova’s investment business, including Columbus Nova Capital and Columbus Nova Opportunity Fund, and is a former Director of Renova Group of companies. Columbus Nova is the U.S.-based affiliate of the Renova Group, one of the largest Russian strategic investors in the metallurgical, oil, machine engineering, mining, chemical, construction, housing & utilities and financial sectors, with net assets of over $9 billion. From 1985 to 2000, Mr. Intrater served as President and Chief Operating Officer of Oryx Technology Corp., and its predecessor, ATI, a leading manufacturer of semi-conductor testing equipment, based in Silicon Valley. Mr. Intrater serves as Chairman of the board of directors of Moscow Cablecom Corp., a company listed on the Nasdaq Global Market. Mr. Intrater is also a member of the board of directors of Oryx Technology Corp., Clareos, Inc. and Ethertouch, Ltd. Mr. Intrater received a B.S. from Rutgers University.

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

See “Certain Relationships and Related Transactions—Family Relationships” for a description of family relationships among certain of our executive officers.

Compensation of Directors

Our bylaws provide that, unless otherwise restricted by our certificate of incorporation, our board of directors has the authority to fix the compensation of directors. The directors may be paid their expenses, if any, related to attendance at each meeting of the board of directors and may be paid a fixed sum for attendance at each meeting of the board of directors or a stated salary as our director. Our bylaws further provide that no such payment will preclude any director from serving our company in any other capacity and receiving compensation therefore. Further, members of special or standing committees may be given compensation for attending committee meetings.

In addition, effective in 2004, our non-employee directors, Messrs. Bild and Too, have entered into independent non-executive director agreement with us. The non-executive director agreement between Mr. Bild and us became effective in June 2004 while the agreement with Mr. Too became effective on September 2, 2004. Under these agreements, each non-employee director agreed to serve as our non-executive independent director commencing in 2004, until the next meeting of our shareholders, unless terminated earlier, provided, however, that during such term of service the directors may also hold officer and non-executive director positions at other entities not affiliated with us. In consideration of the directors’ services under these agreements, during their respective terms, we agreed to pay each director pro rata quarterly portions of a total annual cash fee of $15,000. Such base annual fee is increased annually, on January 1 of each calendar year, by not less than ten percent (10%). Our board of directors, in its discretion, may approve an increase of such annual base fee in excess of ten percent (10%). During the respective terms of these agreements, we also agreed to pay each director an annual bonus of not less than $15,000 payable in shares of our common stock. We also agreed to reimburse any reasonable expenses paid or incurred by each non-employee director in connection with the performance of his duties and responsibilities for us.

Board Committees and Independence

All of our directors serve until the next annual meeting of shareholders and until their successors are elected by the holders of our common stock, or until their earlier death, retirement, resignation or removal. Our bylaws set the authorized number of directors at not less than one nor more than nine, with the actual number fixed by our board of directors. Currently, our board of directors consists of seven members. Our bylaws authorized the board of directors to designate from among its members one or more committees and alternate members thereof, as they deem desirable, each consisting of one or more of the directors, with such powers and authority (to the extent permitted by law and these bylaws) as may be provided in such resolution.

Our board of directors has established two committees to date, an audit committee and a compensation committee. The audit committee consists of Messrs. Andrew Intrater, Fred Bild and Daniel Too, and the compensation committee consists of Messrs. Fred Bild and Daniel Too. Our board of directors has determined that each of these directors is “independent” within the meaning of the applicable rules and regulations of the SEC and the American Stock Exchange.

In addition, we believe one of our independent directors, Mr. Andrew Intrater, qualifies as an “audit committee financial expert” as the term is defined by the applicable SEC rules and regulations and American Stock Exchange listing standards, which we believe is consistent with his experience. In the course of his career, Mr. Intrater serves as the Senior Managing Partner at Columbus Nova’s investment business and is the Chief Executive Officer of Columbus Nova, a private investment firm. At the time of the listing of our common stock on the American Stock Exchange, we were required to certify to the American Stock Exchange that our audit committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication.

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

•

monitor our compliance with legal and regulatory requirements, with the authority to initiate any special investigations of conflicts of interest, and compliance with federal, state and local laws and regulations, including the Foreign Corrupt Practices Act.

Mr. Intrater is the chairman of our audit committee, and the other members are Messrs. Bild and Too.

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

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth for the years ended December 31, 2007 and 2006 the compensation awarded to, paid to, or earned by, our Chief Executive Officer and our three other most highly compensated executive officers whose total compensation during the last fiscal year exceeded $100,000. No other officer had compensation of $100,000 or more for the years ended December 31, 2007 and 2006.

2007 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensat- ion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensat- ion ($)	Total ($)
Norbert Sporns Chief Executive Officer	2007 2006 2005	199,650 181,500 165,000	66,550 60,500 55,000					31,800 26,340 26,485	298,000 268,340 246,485

Lillian Wang Li Chairman of the Board of Directors	2007 2006 2005	199,650 181,500 165,000	133,100 121,000 110,000					31,800 26,340 26,485	364,550 328,840 301,485

Harry Wang Hua Chief Operating Officer	2007 2006 2005	133,100 121,000 110,000	133,100 121,000 110,000					— — —	266,200 242,000 220,000

Jean-Pierre Dallaire Principal Financial Officer/Principal Accounting Officer	2007 2006 2005	133,100 121,000 110,000	33,275 30,250 27,500					35,760 27,315 —	202,135 178,565 137,500

Trond Ringstad Vice-President, Sales And Distribution Officer	2007 2006 2005	150,000 62,500 —	— — —					— — —	150,000 62,500

2007 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Exercisable	Unexercisable
Norbert Sporns Chief Executive Officer	25,000	—	—	5.60	06/2014	—	—	—	—

Lillian Wang Li Chairman of the Board of Directors	25,000	—	—	5.60	06/2014	—	—	—	—

Harry Wang Hua Chief Operating Officer	25,000	—	—	5.60	06/2014	—	—	—	—

Jean-Pierre Dallaire Principal Financial Officer/Principal Accounting Officer	10,000	—	—	5.60	06/2014	—	—	—	—

Trond Ringstad Vice-President Sales and Distribution Officer	—	—	—	—	—	—	—	—	—

2007 OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Norbert Sporns Chief Executive Officer	25,000	NIL	—	—

Lillian Wang Li Chairman of the Board of Directors	25,000	NIL	—	—

Harry Wang Hua Chief Operating Officer	25,000	100,838	—	—

Jean-Pierre Dallaire Principal Financial Officer/Principal Accounting Officer	—	—	—	—

Trond Ringstad Vice-President Sales and Distribution Officer	—	—	—	—

2007 PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumul- ated Benefit ($)	Payments During Last Fiscal Year ($)
Norbert Sporns Chief Executive Officer	—	—	—	—

Lillian Wang Li Chairman of the Board of Directors	—	—	—	—

Harry Wang Hua Chief Operating Officer	—	—	—	—

Jean-Pierre Dallaire Principal Financial Officer/Principal Accounting Officer	—	—	—	—

Trond Ringstad Vice-President Sales And Distribution Officer	—	—	—	—

2007 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
Norbert Sporns Chief Executive Officer	—	—	266,200	286,000	593,000

Lillian Wang Li Chairman of the Board of Directors	—	—	332,750	286,000	812,000

Harry Wang Hua Chief Operating Officer	—	—	266,200	37,400	840,000

Jean-Pierre Dallaire Principal Financial Officer/Principal Accounting Officer	—	—	166,375	133,100	99,000

Trond Ringstad Vice-President Sales and Distribution Officer	—	—	150,000	150,000	—

2007 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Norbert Sporns	—	—	—	—	—	31,800	31,800

Lillian Wang Li	—	—	—	—	—	31,800	31,800

Harry Wang Hua	—	—	—	—	—	—	—

Jacques Vallee	18,300	13,750	—	—	—	—	32,050

Fred Bild	19,965	15,000	—	—	—	—	34,965

Daniel Too	19,965	15,000	—	—	—	—	34,965

Andrew Intrater	—	—	—	—	—	—	—

Joseph I Emas	—	—	—	—	—	—	—

2007 ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursements ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)
Norbert Sporns Chief Executive Officer	2007 2006 2005	31,800 26,340 26,485	— — —	— — —	— — —	— — —	— — —	31,800 26,340 26,485

Lillian Wang Li Chairman of the Board of Directors	2007 2006 2005	31,800 26,340 26,485	— — —	— — —	— — —	— — —	— — —	31,800 26,340 26,485

Harry Wang Hua Chief Operating Officer	2007 2006 2005	— — —	— — —	— — —	— — —	— — —	— — —	— — —

Jean-Pierre Dallaire Principal Financial Officer/Principal Accounting Officer	2007 2006 2005	35,760 27,315 —	— — —	6,400 2,500 —	— — —	— — —	— — —	42,160 29,815 —

Trond Ringstad Vice-President Sales and Distribution Officer	2006	—	—	—	—	—	—	—

2007 PERQUISITES TABLE

Name	Year	Personal Use of Company Car/Parking	Financial Planning/ Legal Fees	Club Dues	Executive Relocation	Total Perquisites and Other Personal Benefits
Norbert Sporns Chief Executive Officer	2007 2006 2005	— — —	— — —	— — —	— — —	— — —

Lillian Wang Li Chairman of the Board of Directors	2007 2006 2005	— — —	— — —	— — —	— — —	— — —

Harry Wang Hua Chief Operating Officer	2007 2006 2005	— — —	— — —	— — —	— — —	— — —

Jean-Pierre Dallaire Principal Financial Officer/Principal Accounting Officer	2007 2006 2005	— — —	— — —	— — —	— — —	— — —

Trond Ringstad Vice-President Sales	2007 2006	— —	— —	— —	— —	— —

2007 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason	After Change in Control Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control
Norbert Sporns Chief Executive Officer	Basic salary Bonus	199,650 66,550					300,100 93,300

Lillian Wang Li Chairman of the Board of Directors	Basic salary Bonus	199,650 133,100					300,100 186,700

Harry Wang Hua Chief Operating Officer	Basic salary Bonus	133,100 133,100					186,700 186,700

Jean-Pierre Dallaire Principal Financial Officer/Principal Accounting Officer	Basic salary Bonus	133,100 33,275					186,700 63,400

Trond Ringstad Vice-President Sales And Distribution Officer	Basic salary	150,000					693,000

Director Compensation

Unless otherwise restricted by the certificate of incorporation, the members of board of directors have the authority to fix the compensation of directors. The directors may be paid their expenses, if any, of attendance at each meeting of the board of directors and may be paid a fixed sum for attendance at each meeting of the board of directors or a stated salary as director. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation thereafter. Members of special or standing committees may be allowed, like, for example, compensation for attending committee meetings. The annual salaries of our independent non-executive directors Fred Bild, Daniel Too and Jacques Vallee (who resigned in November 2007) was $15,000 plus an annual bonus to them of not less than $15,000 payable in shares of our common stock.

Audit Committee Financial Expert

As stated above, we appointed four independent non-executive directors to our Board of Directors. We consider one of our independent directors, Mr. Andrew Intrater (who replaced Jacques Vallee in 2007), to be an audit committee financial expert within the meaning of the applicable Securities and Exchange Commission rules and regulations.

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

In connection with our employment of Mr. Ringstad, effective as of April 10, 2006, we entered into an agreement with him for the purchase of goodwill and extensive sales network of (i) Pacific Supreme Seafoods, a seafood trading company previously owned and operated by Mr. Ringstad; and (ii) any other companies Mr. Ringstad owns or with which he associates, which trade in seafood products, including without limitation, tilapia, shrimp, scallops and other products. The purchase price paid by us consisted of $250,000 plus another $300,000 paid in shares of our common stock, valued at 80% of the trading price of such shares on

February 24, 2006. We believe that this goodwill and sales network acquisition will help us implement our long-term business plans to expand distribution of our tilapia, shrimp and other seafood products in the European Union and the United States, and to create brand awareness of our TILOVEYA™ brand.

Stock Incentive Plan

The purpose of our 2004 Stock Incentive Plan is to encourage and enable employees, directors and other persons upon whose judgment, initiative and efforts we largely depend upon, to acquire a proprietary interest in our company. Under the Stock Incentive Plan, our board of directors, or a stock option committee appointed by the board of directors, may grant stock options to purchase up to 250,000 shares of our common stock (subject to adjustment due to certain recapitalizations, reorganizations or other corporate events) to our key employees (including officers), directors and consultants. To date, all of the options available under the 2004 Stock Incentive Plan have been granted, and our ability to grant additional options will be subject to first obtaining board and Shareholder approvals. The per share exercise price of options granted under our 2004 Stock Incentive Plan will be not less than 100% of the fair market value per share of common stock on the date the options are granted. Our board of directors or a committee thereof administering the 2004 Stock Incentive Plan has discretion to determine what portions of any awards shall be granted as incentive stock options or ISO’s, stock appreciation rights, or SAR’s, and non-statutory options, and is generally empowered to interpret the 2004 Stock Incentive Plan; to prescribe rules and regulations relating thereto; to determine the terms of the option agreements; to amend the option agreements with the consent of the optionee; to determine the key employees and directors to whom options are to be granted; and to determine the number of shares subject to each option and the exercise price thereof. If any option expires, terminates or is cancelled without having been exercised, the shares subject to the option will again be available for issuance under the Stock Incentive Plan.

Our board of directors did not approve, and therefore, we did not make, any options/SAR grants during the fiscal year ended December 31, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

The following table sets forth certain information regarding beneficial ownership of common stock as of December 31, 2007, by:

•	each person known to us to own beneficially more than 5%, in the aggregate, of the outstanding shares of our common stock

•	each director;

•	each of our chief executive officer and our other two most highly compensated executive officers; and

•	all executive officers and directors as a group

The number of shares beneficially owned and the percent of shares outstanding are based on 11,511,317 shares outstanding as of December 31, 2007 (after reverse split). Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise noted below, the address of each of the shareholders in the table is c/o HQ Sustainable Maritime Industries, Inc., 1511 Third Avenue, Suite 788, Seattle, Washington.

Beneficial Owner	Shares of Common Stock Number		Beneficially Owned Percent
Norbert Sporns	842,360	(1)	7.3%

Lillian Wang Li	876,418	(1)	7.6%

Harry Wang Hua	1,761,892	(1)	15.3%

Andrew Intrader			Less than 1%

Fred Bild	1,270		Less than 1%

Daniel Too	7,880		Less than 1%

Joseph I. Emas Emas InIntraderAll such	13,000 L		Less than 1%

All such directors and executive officers as a group (7 persons)	3,502,820		30.43%

(1)	Beneficially owns the shares indicated, which are owned of record by Red Coral Group Limited and Sino-Sult Canada (S.S.C.) Limited. Each of Mr. Sporns, Ms. Wang and Mr. Wang own respectively 24%, 25% and 51% of the issued capital of Red Coral Group Limited and Sino-Sult Canada (S.S.C.) Limited and share voting and investment power over the shares held by Red Coral Group Limited and Sino-Sult Canada (S.S.C.) Limited.

Changes in Control

We know of no plans or arrangements that will result in a change of control at our company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECOCTOR INDEPENDENCE

Acquisition of Jiahua Marine

On August 17, 2004, we entered into a purchase agreement, which we refer to as the Nutraceutical Purchase Agreement, with Sino-Sult Canada Limited, a Canadian limited liability company, or SSC, and Sealink Wealth Limited, or Sealink, a British Virgin Islands limited liability company and a wholly-owned subsidiary of SSC, whereby we acquired our subsidiary Jiahua Marine, a Chinese limited liability company then owned by Sealink. SSC is owned by Harry Wang Hua, Lillian Wang Li and Norbert Sporns, who are also our current directors and executive officers, as well as, collectively, the indirect beneficial owners of a majority of our capital stock. Harry Wang owns 51% and Lillian Wang Li owns 25%, with Norbert Sporns holding 24%.

We purchased SSC’s entire interest in Sealink, thereby acquiring Jiahua Marine, at a total purchase price of US$20,000,000. Under the terms of the Nutraceutical Purchase Agreement, we were to pay the purchase price to SSC through the issuance of 634,904 shares of our common stock, up to but not exceeding 19.9% of the outstanding shares of our common stock and valued at the time at US$8,888,655, and a convertible promissory note, valued at US$11,111,345. In accordance with the terms of the note, SSC converted the first US$100,000 of the note into 100,000 shares of our Series A preferred stock, US$0.001 par value per share, and thereafter the remaining principal amount of the note equal to US$11,011,345 into 786,625 shares of our common stock.

Family Relationships

Lillian Wang Li and Harry Wang Hua are brother and sister and Lillian Wang Li is married to Norbert Sporns. In addition, Wang Fu Hai is the uncle of Lillian and Harry.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(a) Audit Fees

Our principal accountant, Rotenberg & Co., LLP, billed us aggregate fees in the amount of approximately $155,000 and $155,000 for the fiscal years ended December 31, 2007 and December 31, 2006, respectively. These amounts were billed for professional services that Rotenberg provided for the audit of our annual financial statements, review of our securities offerings and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

(b) Audit-Related Fees

Rotenberg billed us aggregate fees in the amount of $105,000and $105,000 for the fiscal years ended December 31, 2007 and December 31, 2006, and for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements.

(c) Tax Fees

Rotenberg billed us aggregate fees in the amount of $0 for the fiscal years ended December 31, 2007 and December 31, 2006, and for tax compliance, tax advice, and tax planning.

(d) All Other Fees

Rotenberg billed us aggregate fees in the amount of $0 for the fiscal years ended December 31, 2007 and December 31, 2006, and for all other fees.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
21	Subsidiaries

23.1	Consent of Rotenberg & Co. LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes–Oxley Act.

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes–Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes–Oxley Act.

32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes–Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Norbert Sporns
Name:	Norbert Sporns
Title:	Chief Executive Officer and President

March 31, 2008

By:	/s/ Jean–Pierre Dallaire
Name:	Jean–Pierre Dallaire
Title:	Principal Accounting Officer

March 31, 2008

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Norbert Sporns	Chief Executive Officer, President and Director	March 31, 2008
Norbert Sporns	(Principal Executive Officer)

/s/ Lillian Wang	Secretary, Chairman of the Board of Directors, and	March 31, 2008
Lillian Wang	Director

/s/ Harry Wang	Chief Operating Officer and Director	March 31, 2008
Harry Wang

/s/ Andrew Intrater	Independent Non-Executive Director	March 31, 2008
Andrew Intrater

/s/ Fred Bild	Independent Non-Executive Director	March 31, 2008
Fred Bild

/s/ Daniel Too	Independent Non-Executive Director	March 31, 2008
Daniel Too

/s/ Jean-Pierre Dallaire	Chief Financial Officer and Financial Controller	March 31, 2008
Jean-Pierre Dallaire	(Principal Accounting Officer)

/s/ Joseph I. Emas	Independent Non-Executive Director	March 31, 2008
Joseph I. Emas

EXHIBIT INDEX

Exhibit No.	Description
21	Subsidiaries

23.1	Consent of Rotenberg & Co. LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes–Oxley Act.

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes–Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes–Oxley Act.

32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes–Oxley Act.