Form 10-Q
period 2008-03-31
HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
filed 2008-05-14
CIK 857073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non–Accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2008
Common stock, $0.001 par value	11,843,545

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)
CURRENT ASSETS
Cash and cash equivalents	$44,721,983	$46,959,908
Trade receivables, net of provisions	25,415,374	25,234,502
Inventories	1,468,991	877,716
Prepayments	415,564	350,116
Future income taxes	26,097	26,097

TOTAL CURRENT ASSETS	72,048,009	73,448,339

OTHER ASSETS
Deferred taxes	910,278	873,865
Deferred expenses	35,645	84,317

	945,923	958,182

PROPERTY, PLANT AND EQUIPMENT, NET	7,879,389	7,716,615
CONSTRUCTION IN PROGRESS	2,863,104	949,728
INTANGIBLE ASSETS	1,481,753	1,254,002

TOTAL ASSETS	$85,218,178	$84,326,866

The accompanying notes are an integral part of the consolidated financial statements.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,445,561	$8,935,928
Tax payable	114,691	956,289
Due to directors	1,151,934	1,544,350
Current portion of promissory notes	475,284	461,284

TOTAL CURRENT LIABILITIES	7,187,470	11,897,851
OTHER LIABILITIES
Convertible promissory notes, net of discount	3,772,173	3,653,352

TOTAL LIABILITIES	10,959,643	15,551,203

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 100,000 shares issued and outstanding	100	100
Common stock, $0.001 par value, 200,000,000 shares authorized, 11,843,545 and 11,511,317 shares issued and outstanding as of March 31, 2008 and December 31, 2007 respectively	11,511	11,511
Additional paid-in capital	60,935,343	57,142,204
Accumulated other comprehensive income	7,353,903	4,590,060
Retained earnings	1,167,624	2,373,825
Appropriation of retained earnings (Reserves)	4,790,054	4,657,963

TOTAL SHAREHOLDERS’ EQUITY	74,258,535	68,775,663

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$85,218,178	$84,326,866

The accompanying notes are an integral part of the consolidated financial statements.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended
	March 31, 2008	March 31, 2007
SALES	$9,210,490	$7,849,730
COST OF SALES	5,310,702	5,259,284

GROSS PROFIT	3,899,788	2,590,446
SELLING AND DISTRIBUTION EXPENSES	229,176	98,613
MARKETING AND ADVERTISING	1,164,518	1,244,086
GENERAL AND ADMINISTRATIVE EXPENSES	1,452,800	972,937
DEPRECIATION AND AMORTIZATION	339,755	294,685
(RECOVERY OF) / PROVISION FOR DOUBTFUL ACCOUNTS	(10,538)	221,800

INCOME/(LOSS) FROM OPERATIONS	724,077	(241,675)
FINANCE COSTS	1,639,405	1,268,205
OTHER EXPENSES/(INCOME)	1,765	(9,197)

LOSS BEFORE INCOME TAXES	(917,093)	(1,500,683)
INCOME TAXES
CURRENT	112,350	65,812
DEFERRED	—	—

NET LOSS ATTRIBUTABLE TO SHAREHOLDERS	$(1,029,443)	$(1,566,495)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	2,763,843	275,580

COMPREHENSIVE INCOME	$1,734,400	$(1,290,915)

NET LOSS PER SHARE
BASIC	$(0.089)	$(0.235)

DILUTED (AFTER REVERSE SPLIT)	$(0.089)	$(0.235)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING
BASIC	11,572,458	6,676,826

DILUTED (AFTER REVERSE SPLIT)	11,572,458	6,676,826

The accompanying notes are an integral part of the consolidated financial statements.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	2008	2007
OPERATING ACTIVITIES
Net loss	$(1,029,443)	$(1,566,495)
Non-cash items:
Depreciation and amortization	339,755	294,685
Loss of disposal of fixed assets	1,765	—
Financial and other non-cash services	1,908,580	1,188,505

Change in non–cash working capital items:
Inventories	(591,275)	141,928
Trade receivables, net of provisions	(180,872)	230,541
Prepayments	(65,448)	(197,681)
Accounts payables and accrued expenses	(1,541,200)	(253,468)
Tax payable	(841,598)	(109,036)

Cash flow used in operating activities	(1,999,736)	(271,021)

INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(142,307)	(39,457)
Sales proceeds of disposal of fixed assets	2,375	—
Additions to construction in progress	(1,917,782)	(299,441)
Acquisition of intangible assets	(76,958)	—

Cash flow used in investing activities	(2,134,672)	(338,898)

FINANCING ACTIVITIES
Cash proceeds from issuance of common stock	137,536	120,000
Due to directors	(392,416)	(131,597)
Receipts/(repayment) from related parties	—	67,603
Bank loan repayments	—	(52,750)
Deferred expenses	—	137,270

Cash flow (used in)/generated from financing activities	(254,880)	140,526

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,389,288)	(469,393)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,151,363	252,177
Cash and cash equivalents, beginning of period	46,959,908	11,389,375

Cash and cash equivalents, end of period	$44,721,983	$11,172,159

SUPPLEMENTARY CASH FLOWS DISCLOSURES
Interest paid	$—	$17,593

Taxes paid	$975,806	$176,820

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued for services	$3,673,349	$—

The accompanying notes are an integral part of the financial statements.

HQ SUSTAINABLE MARTIME INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2008

NOTE 1—BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of HQ Sustainable Maritime Industries, Inc., (HQSM), have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Item 310(b) of Regulation S–K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The condensed consolidated balance sheet information as of December 31, 2007 was derived from the audited consolidated financial statements included in the Company’s Annual Report Form 10–K. These interim financial statements should be read in conjunction with that report.

NOTE 2—NATURE OF COMPANY

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

HQSM is principally engaged in the vertically integrated business of aquaculture through co–operative supply agreements, ocean product harvesting, and processing and sales of farm–bred and ocean harvested aquatic products. The principal products of HQOF are cross–bred hybrid of tilapia and white–legged shrimp exporting, directly and indirectly, to the United States, Canada, Japan and European countries. The major market is for export.

HQSM has also engaged in the production and sales of marine bio–products and healthcare products in the PRC. The principal products of Hainan Jiahua Marine Bio–Product Company Limited (100% hold subsidiary of Sealink) is Shark Cartilage Capsule, Shark Liver Oil and Shark Liver (Soft gel). The major market is domestic in the PRC.

NOTE 3—USE OF ESTIMATES

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

NOTE 4—EARNINGS PER SHARE

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

NOTE 5—FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses and debt, approximates their fair value at March 31, 2008 and December 31, 2007 due to the relatively short-term nature of these instruments.

NOTE 6—INVENTORIES

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

The inventories at March 31, 2008 and December 31, 2007 are summarized as follows:

	March 31, 2008	December 31, 2007
Raw materials	$226,033	$288,656
Work-in-progress	93,164	106,756
Finished goods	1,149,794	482,304

	$1,468,991	$877,716

NOTE 7—FOREIGN CURRENCY TRANSLATION

We follow SFAS No. 52, “Foreign Currency Translation”, for both the translation and re-measurement of balance sheet and income statement items into U.S. dollars. Resulting translation adjustments are reported as a separate component of accumulated comprehensive income (loss) in stockholders’ equity.

We maintain our books and accounting records in Renminbi (“RMB”), the PRC’s currency, being the functional currency. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date.

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

NOTE 8—INCOME TAXES

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

The Company’s subsidiaries registered in the PRC are subject to state and local income taxes within the PRC at the applicable tax rates on the taxable income as reported in their PRC statutory financial statements in accordance with the relevant income tax laws applicable to foreign enterprises. HQOF and Jiahua Marine were subject to a tax rate of 0% and 18%, respectively during this quarter, in accordance with new tax laws in the PRC effective January 2008.

Income taxes are calculated on a separate entity basis. Currently there is no tax benefit or burden recorded for the United States.

NOTE 9—CONVERTIBLE PROMISSORY NOTES AND WARRANTS

Effective January 25, 2006, the Company completed a financing transaction with a group of private investors for an amount of $5,225,000. After deducting commissions and other costs of the offering of $522,500, the Company received net proceeds of $4,702,500. The Notes were due and totally repaid on January 25, 2008. The Notes were convertible into shares of the Company’s Common Stock at a per share conversion price at the rate of $6.00 per share of Common Stock. The Company follows EITF 00–27, the issue 98–5 model in recording the convertible notes and warrants in its financial statements. The Notes were accruing interest on the principal amount at a rate per annum of eight percent (8%) from January 25, 2006 payable in arrears, subject to the terms and conditions of the Notes, together with principal amount payments, up to January 25, 2008.

One Class A Warrant and one Class B Warrant were issued for each two shares of Common Stock which would be issued on the Closing Date assuming the complete conversion of the Note issued on the Closing Date at the rate of $6.00 per share of Common Stock. The exercise price to acquire a share of Common Stock upon exercise of a Class A or B Warrant shall be $6.00. The Class A Warrants shall be exercisable until January 25, 2009 (three (3) years after the closing of the financing). The Class B Warrants shall be exercisable until January 25, 2011 (five (5) years after the closing of the financing). The Company also issued certain Finders’ Warrants to purchase 87,083 shares of Common Stock similar to and carrying the same rights as the Class B Warrants issuable to the Investors. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

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

NOTE 10—SEGMENTS

No geographical segment analysis is provided for the three months ended March 31, 2008 and 2007, respectively, as less than 10% of consolidated revenues and less than 10% of consolidated income from operations is attributable to the segment other than the Mainland China.

Business segment for the three months ended March 31, 2008

	Aquaculture Product	Health and Bio-product	Unallocated Items	Consolidation
Sales to external customers	6,527,467	2,683,023	—	9,210,490

Selling and distribution expenses	122,911	106,265	—	229,176
Marketing and advertising	—	1,164,518	—	1,164,518
General and administrative expenses	146,286	142,472	1,164,042	1,452,800
Depreciation and amortization	173,877	103,240	62,638	339,755
(Recovery of)/provision of doubtful accounts	7,076	(17,614)	—	(10,538)
Finance costs	(18,514)	(18,040)	1,675,959	1,639,405
Income/(loss) before income taxes	1,319,393	549,250	(2,785,736)	(917,093)
Income taxes	—	112,350	—	112,350
Net Income/(loss) for the period	1,319,393	436,900	(2,785,736)	(1,029,443)

Segment assets	38,580,333	25,695,929	20,941,916	85,218,178

Segment liabilities	2,206,654	1,152,301	7,600,688	10,959,643

Business segment for the three months ended March 31, 2007

	Aquaculture Product	Health and Bio-product	Unallocated Items	Consolidation
Sales to external customers	5,630,244	2,219,486	—	7,849,730

Selling and distribution expenses	56,337	42,276	—	98,613
Marketing and advertising	—	1,244,086	—	1,244,086
General and administrative expenses	126,643	63,916	782,378	972,937
Depreciation and amortization	165,695	75,877	53,113	294,685
(Recovery of)/Provision of doubtful accounts	(2,234)	224,034	—	221,800
Finance costs	(5,495)	11,460	1,262,240	1,268,205
Income/(loss) before income taxes	439,310	148,220	(2,088,213)	(1,500,683)
Income taxes	33,576	32,236	—	65,812
Net income (loss) for the period	405,734	115,984	(2,088,213)	(1,566,495)

Segment assets	24,970,607	16,176,596	298,343	41,445,546

Segment liabilities	1,917,004	2,047,028	7,187,892	11,151,924

NOTE 11: CAPITAL COMMITMENT

A. CAPITAL COMMITMENTS

As of March 31, 2008, there were capital commitments amounting to $3,034,354, mostly related to the construction work of the feed mill and machinery purchase for the aquaculture product factory.

B. LEASE COMMITMENTS

The Company has entered into operating leases, for rental of office space and other services, which expire on different dates. The minimum future payments under these commitments for the next five years are as follows:

2008	$64,448
2009	64,448
2010	64,448
2011	64,448
2012	24,977

Total	$282,769

NOTE 12—RECENT PRONOUNCEMENTS

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

NOTE 13—LEGAL PROCEEDINGS

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

On February 7, 2006, Westminster Securities Corp. (“Westminster”) and John O’Shea (“O’Shea”) filed a claim against us with the American Arbitration Association (“AAA”). Westminster claimed we violated an exclusivity provision of the letter agreement between Westminster and us which purportedly required us to use Westminster as our investment banking firm for all transactions for a period of three years. Westminster, alleged damages for a claimed breach of an April 2004 stock purchase agreement by our issuance of S-8 shares to certain other people. In January 2008, the AAA rendered a decision finding in favor of Westminster on certain claims and denying others. Consequently, the Company will be required to modify the strike price on the Series C and Series D warrants that were issued to Westminster and O’Shea.

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

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recently, we announced that we had entered into a conditional agreement with the government of Tayang Town in the Province of Hainan, PRC, in order to work with the cooperative farms capable of producing some 20,000 tons of live weight tilapia. We expect this agreement to result in doubling the farming capacity available to us. This agreement is conditional on the completion of a financing for the construction of a new feed mill and processing plant in the immediate vicinity of the farms.

Furthermore, we also announced that we strengthened our sales force in the United States by recruiting Mr. Trond Ringstad as our Executive Vice-President Sales and Distribution. His experience in servicing the fish industry will impact significantly on the demand for our products.

In addition, from the first quarter of 2004, following our reverse merger with Process Equipment, Inc., we have been operating under the name of HQSM. At that time, we owned 84.4% of HQOF, currently our principal operating subsidiary that processes our seafood products; in August 2004 we acquired the remaining ownership interest that we did not already own in HQOF. The fiscal year–end of Process Equipment prior to the reverse merger was April 30, which was changed to December 31 following the reverse merger. In August 2004, we acquired 100% interest in our other current wholly-subsidiary Jiahua Marine which operates a marine bio and healthcare plant, including nutraceuticals, in Hainan Province, China.

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

On January 1, 2008, a new PRC Enterprise Income Tax Law (EIT) became effective. That new Law provides, amongst other issues, that income derived from processing of fishery products and processing of agricultural products will be exempt from EIT taxes. Accordingly, our existing fish processing unit and our new feed mill (which is under construction) will both benefit from a “0%” tax rate in 2008 and after. With regards to our neutraceutical unit, the income tax rate increased from 15% in 2007 to 18% in 2008, and will increase yearly until it reaches 25% in 2012.

In January 2008, the Company received Chinese government “Organic” certification for its tilapia production, processing, labeling, marketing and management system.

In February 2008, the Company participated in the “International Boston Seafood Show,” and the Company’s CEO was a panelist on “Improving the Safety of Farmed Seafood,” part of the conference program.

In April 2008, the Company presented its range of recently certified organic tilapia products at the “All Things Organic & US Food Export Showcase” in Chicago, Illinois.

In April 2008, the Company presented its line of products that meet Aquaculture Certification Council (ACC) Best Aquaculture Practices (BAP) for tilapia aquaculture operations at the European Seafood Exposition.

Results of Operations – Three Months Ended March 31, 2008 as Compared to Three Months Ended March 31, 2007

Total sales for the three months ended March 31, 2008 increased by 17%, when compared to the same period of 2007. That increase originates mostly from the aquaculture segment, showing higher demand for our products. Income from operations for the same three months period increased from a loss of $241,675 in March 2007 to an income from operations of $724,077 in March 2008. Seasonality in the first quarter of each year continues to characterize our yearly results. Finance costs in the first quarter of 2008 for an amount of $1,639,405 were mostly related to the November 2006 convertible notes issued; the increase in finance costs in the amount of $371,200 from 2007 is related mostly to penalties for late filing of the registration statement of the underlying shares related to those convertible notes issued in November 2006. The potential conversion of warrants added to the embedded conversion option of the promissory notes continue to be recognized as non-cash finance charges in accordance with FAS 123R and EITF 00-27, until maturity of the underlying promissory notes.

By Segments

Manufacturing and Selling of aquatic products

HQ Ocean Fishing Co. Ltd (“HQOF”) is engaged in the manufacturing and selling of aquatic products. The sales contributed by this segment increased to $6,527,467 for the three months ended March 31, 2008 compared to $5,630,244 for the corresponding period of 2007, an improvement of 16%. The related gross profit ratio of this segment was 29% and 14% for the three months period ended March 31, 2008 and 2007 respectively. Such improvement in the gross profit ratio was due to the combination of overall selling price increases of our tilapia products in 2008 combined to increased volumes which generated average costs reductions. This segment contributed $1,319,393 and $405,734 to net income for the period ended March 31, 2008 and 2007 respectively. The increase in sales of this segment in 2008, with related gross profit margin led to such favorable improvement in the profitability in the first quarter of 2008, compared to the corresponding period 2007.

Manufacturing and Selling of Marine Bio and Healthcare products

Our other wholly-owned subsidiary, Jiahua Marine is engaged in the manufacturing and selling of Marine Bio and Healthcare products. During the three months ended March 31, 2008 and 2007, Jiahua Marine realized sales of $2,683,023 and $2,219,486 respectively, an increase of 21%. The gross profit ratio from this segment was 76% and 82% for the three months ended March 31, 2008 and 2007 respectively, due to a different mix of sales realized in 2008. Furthermore, the major expense of this segment continues to be advertising, corresponding to 43% and 56% of revenues for the three months ended March 31, 2008 and 2007, respectively. The net income attributed to this segment was $436,900 for the three months period ended in March 2008 compared to a net income of $115,984 for the three months ended March 31 2007. The increase in net income in 2008 was caused by a combination of higher sales, reduction of marketing and advertising and bad debt recovery.

By Operations

Sales. For the three months ended March 31, 2008, sales increased by $1,360,760 or 17% to $9,210,490. This improvement in sales resulted from a better performance of both segments in 2008, mostly the aquatic segment which saw an increase of $897,223. The health and bio–product segment also improved its sales by $463,537 in the first quarter of 2008 compared to the same period of 2007.

Cost of Sales. Cost of sales increased by $51,418 or 1% to $5,310,702 from $5,259,284 for the three months ended March 31, 2008, as compared to the corresponding period of the prior year. The overall gross profit margin increased from 33% for the three month period ended March 31, 2007 to 42% for the corresponding period of 2008, mostly originating from increased selling prices and volumes in the aquaculture segment during 2008.

Selling and Distribution Expenses. Selling and distribution expenses increased by $130,563 to $229,176 for the three months ended March 31, 2008, as compared to the corresponding period of the previous year. The increase originated from higher volume of sales realized in the current period from both of our segments.

Marketing and advertising Expenses. Marketing and advertising expenses decreased by $79,568 or 6% from $1,244,086 to $1,164,518 as compared to the corresponding period for the prior year. The first quarter of each year continues to show the highest percentage of marketing and advertising expenses in relation to bio-products sales. In the first three months of 2008, the 43% proportion of marketing and advertising expenses to bio-products sales is comparable with the same percentage for the first quarter of 2007 (56% in that first quarter) that ultimately resulted in the yearly average of 27% for fiscal 2007. Since bio-products sales in the three month period ended March 31, 2008 increased compared to 2007, the ratio of marketing expenses to sales leaned closer to the yearly average. . Furthermore, significant advertising expenditures for the promotion of our bio-products to achieve customer recognition are consistent with industry practices. Finally, we expect the yearly percentage of marketing and advertising expenses to bio-products sales to remain approximately at the 30% level in 2008 as it did in 2007.

General and administrative expenses. General and administrative expenses increased by $479,863 to $1,452,800 in the current three month period ended March 31, 2008, from $972,937 in the corresponding period of 2007. The increase in the current period is mostly attributable to additional legal fees incurred in 2008 on the registration of the underlying shares related to the November 2006 promissory notes coupled with additional State of Delaware yearly franchise tax increase following the capital reorganization made in 2007.

Depreciation and amortization. Depreciation and amortization increased by $45,070 to $339,755 in the current quarter when compared to the same quarter of 2007, mainly as a result of acquisition of fixed assets in 2007 and 2008, which triggered additional depreciation in the current three month period ended in March 31, 2008.

(Recovery of)/provision for Doubtful Accounts. In the first three months of 2008, we recognized a net recovery of doubtful accounts of $10,538 compared to an estimated loss of $221,800 in the corresponding period of 2007. The 2008 net recovery originated from a recovery of $17,614 in the bio-product segment and an expense of $7,076 in the aquaculture product segment.

Income/(loss) from Operation. Income from operations increased to $724,077 in the first quarter of 2008 from the loss from operations of $241,675 recorded in the corresponding quarter of the prior year, a substantial improvement of $965,752. The increase in the current quarter of 2008 is mostly the result of increased sales and related gross profit from aquaculture product segment.

Finance Costs. Finance costs increased to $1,639,405 from $1,268,205 for the three month period ended March 31, 2008 as compared to the corresponding period of the previous year, an increase of $371,200. Included in the 2007 and 2008 finance costs are the carrying interests on the promissory notes issued in 2006 added to the continued combination of amortization of the future conversion of warrants (non–cash) attributed to investors on those notes of $10,225,000 issued in 2006, and to the amortization of the embedded conversion option (non–cash) related to the same notes. Those non-cash financing costs were recognized in accordance with FAS 123R and EITF 00-27. Such amortization will be repeated, on a pro-rata basis, until maturity of the underlying notes. The increase in finance costs amounting to $371,200 is mostly related to penalties on late filing of the registration statement relating to the underlying shares of the convertible notes issued in November 2006.

Other Expenses/(income). For the three months ended March 31, 2008, $1,765 was reported as other expenses as compared to other income of $9,197 for the three months ended March 31, 2007.

Loss before Income Taxes. Loss before income taxes decreased to $917,093 in the first quarter of 2008, compared to a loss of $1,500,683 for the corresponding period of 2007, an improvement of $583,590. That improvement is essentially the result of increased sales and related gross profit from the aquaculture product segment offset by additional finance costs and general and administrative expenses as described above.

Current Income Taxes. Current income taxes increased by $46,538 to $112,350 in the current three month period ended March 31, 2008, from $65,812 in the corresponding period of 2007. The increase was mainly due to the higher taxable income experienced in 2008 from health and bio-products segment. Beginning in January 2008, our aquaculture segment is income tax free.

Deferred Income Taxes. There was no deferred income tax recognized in both periods as there was no material timing differences to justify recognition of such deferred tax expenses.

Net Loss Attributable to Shareholders. Net loss attributable to shareholders decreased from $1,566,495 in the first quarter of 2007 to $1,029,443 for the three months ended March 31, 2008. Such improvement in the first three months of 2008 was essentially the result of higher sales and gross profit from the aquaculture segment coupled with the recovery of doubtful accounts, offset by additional finance costs and general and administrative expenses incurred in 2008, as described above.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents remain solid at $44,721,983 at March 31, 2008, down from $46,959,908 at December 31, 2007. As of March 31, 2008, working capital was $64,860,539 compared to $61,550,488 at December 31, 2007. The funds generated by the operating and financing activities during 2008 were used mainly to support the increase in our business volume, more specifically our receivables and inventories levels.

Total assets increased by $891,312, or 1%, to $85,218,178 at March 31, 2008, from $84,326,866 as of December 31, 2007. Shareholders equity increased by $5,482,872, or 8%, to $74,258,535 at March 31, 2008, from $68,775,663 as of December 31, 2007.

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

We also completed a financing in January 2006, in which we issued to a group of twenty one investors, in a private placement, (1) convertible secured promissory notes bearing interest at 8% per year and maturing on January 25, 2008, in the aggregate principal amount of $5,225,000; (2) Class A warrants, with each warrant giving the right to the holder to purchase one share of our common stock at the exercise price of $6.00 until January 2009; and (3) Class B warrants, with each warrant giving the right to the holder to purchase one share of our common stock at the exercise price of $6.00 until January 2011. The net proceeds of this financing to us were $4,702,500, after deducting commissions and other costs of this transaction equal to $522,500. As of March 31, 2008, that financing was totally repaid.

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

In December 2007, we completed a follow-on offering by issuing 3,450,000 new shares of Common Stock to two underwriters (including the over-allotment of 450,000 shares) for a total gross consideration of $26,910,000 (corresponding to a net proceeds of approximately $23,800,000). The Company intends to use this financing for the purpose of completing its new feed plant expected to be in operation in the second half of 2008, to build a new processing plant expected to be in operation in the second half of 2009 and to use the balance for general working capital purposes.

We are currently in the process of examining various financing opportunities to obtain additional liquidities to help finance our operations, as well as support our additional cash requirements related to volume increases that we anticipate might occur in the future, specifically in the inventory and receivables build-up.

At present, over 41% of our consolidated sales are derived from our five largest clients, and our results of operations therefore depend on a small number of clients. As part of our short and medium-term business plan, including our current efforts to raise funds to support the anticipated expansion of our operations, we intend to invest in our infrastructure to construct a new processing plant and our own organic feed mill. We expect that this will allow us to meet forecasted incremental demand for our products in the United States and Europe. As a result, we plan to develop and serve new clients, which should reduce our dependence on individual clients to more acceptable levels.

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

The ratio of current assets to current liabilities increased to 10 times ($72,048,009/$7,187,470) at March 31, 2008, from and 6.2 times ($73,448,339/$11,897,851) at December 31, 2007.

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

a) Evaluation of Disclosure Controls and Procedures.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our Management has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2008.

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

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended March 31, 2008, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 22, 2007, Stag Management Canada Ltd. served an action for recovery of “consulting fees” against HQ Sustainable Maritime Industries, Inc., based upon a service agreement. The action was filed in the Quebec Superior Court. The claim as stated by the plaintiff is for the sum of US $4.75 Million. On November 29, 2007, the proceedings were settled outside the court in the sum payment of Canadian $106,000 by us, without admission of any liability or of any state of fact or law.

On February 7, 2006, Westminster Securities Corp. (“Westminster”) and John O’Shea (“O’Shea”) filed a claim against us with the American Arbitration Association. Westminster claims we violated an exclusivity provision of the letter agreement between Westminster and us which purportedly required us to use Westminster as our investment banking firm for all transactions for a period of three years. Westminster alleged damages for a claimed breach of an April 2004 stock purchase agreement by our issuance of S-8 shares to certain other people. In January 2008, the AAA rendered a decision finding in favor of Westminster on certain claims and denying others. Consequently, the Company will be required to modify the strike price on the Series C and Series D warrants that were issued to Westminster and O’Shea.

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

ITEM 1A - Risk Factors

We have updated the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10–K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 31, 2008 (the “Fiscal 2007 10–K”). We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Fiscal 2007 10–K.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 21, 2008, we issued 2,526 shares to our three independent non-executive directors, Jacques Vallee, Fred Bild and Daniel Too, to satisfy our obligations to pay each such director an annual bonus in shares of our common stock pursuant to our independent non-executive director agreements with them. All of these shares were issued pursuant to the exemption provided by Section 4 (2) under the Securities Act for a transaction not involving a public offering.

On March 12, 2008, we issued 6,046 shares of our Common Stock to Lucky Ventures Limited in consideration of financial consulting services rendered to us by that company. All of these shares were issued pursuant to the exemption provided by Section 4 (2) under the Securities Act for a transaction not involving a public offering.

On March 18, 2008, we issued 300,000 shares of our Common Stock to two investors, namely The Tail Wind Fund Ltd and Solomon Strategic Holdings, Inc in relation to a waiver agreement related to payment of penalties and interests on the notes issued to those two investors in November 2006. All of these shares were issued pursuant to the exemption provided by Section 4 (2) under the Securities Act for a transaction not involving a public offering

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

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

Dated: May 14, 2008

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