Form 10-K/A
period 2007-12-31
HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
filed 2008-07-01
CIK 857073

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Amendment No. 1 to the Annual Report on Form 10-K

For the Year Period Ended December 31, 2007

EXPLANATORY NOTE

HQ Sustainable Maritime Industries, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year period ended December 31, 2007, which was originally filed on March 31, 2008 (the “Original Filing”), to amend Part II. Item 9A of the Original Filing.

In Part II. Item 9A, we have added the following paragraph regarding the effectiveness of our internal control:

The Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this annual report on Form 10-K for the Fiscal Year ended December 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report on Form 10-K. There were no changes in internal control over financial reporting (as defined in Rule 13a-15(e) under the Exchange Act) that occurred during the period covered by this annual report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment amends the Original Filing and contains new certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings, if any, made with the United States Securities and Exchange Commission subsequent to the filing of the Original Filing, including the amendments to those filings, if any.

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

The accompanying notes are an integral part of the consolidated financial statements

HQ SUSTAINABLE MARITIME INDUSTRIES, INC

(INCORPORATED IN THE STATE OF DELAWARE

WITH LIMITED LIABILITY)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Sales	$54,970,211	$39,095,403
Cost of sales	29,426,918	21,917,345

Gross profit	25,543,293	17,178,058
Selling and distribution expenses	841,263	591,376
Marketing and advertising	5,162,299	4,547,615
General and administrative expenses	4,800,361	4,673,679
Depreciation and amortization	1,217,284	1,029,672
Provision for/(Recovery of) doubtful accounts	672,086	(706,514)

Income from operations	12,850,000	7,042,230
Finance costs	5,857,117	5,183,567
Other (income)/expense	(42,491)	16,731

Income before income taxes	7,035,374	1,841,932
Income taxes
Current	2,548,812	825,418
Deferred	—	142,550

Net income attributable to shareholders	4,486,562	873,964

OTHER COMPREHENSIVE INCOME
Foreign currency translation income	2,977,694	1,113,115

COMPREHENSIVE INCOME	$7,464,256	$1,987,079

NET INCOME PER SHARE
Basic (After reverse split)	$0.587	$0.145

Diluted (After reverse split)	$0.543	$0.145

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic (After reverse split)	7,635,124	6,028,935

Diluted (After reserve split)	8,989,469	6,037,325

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

Furthermore, effective November 8, 2006, the Company completed another financing transaction with a group of private investors for an amount of $5,000,000, bearing interest at 6.5% per annum. The financing consisted of two components: (a) promissory notes of the Company, in the principal aggregate amount of $5,000,000 due November 1, 2009 and (b) warrants registered in the name of each Investor to purchase an aggregate of up to 200,000 shares of our Common Stock. The Notes are convertible into shares of the Company’s $0.001 par value Common Stock at a conversion price of $5.00 per share. The Warrants expire on the fifth (5 th ) anniversary of the effective date of the reverse stock split. The exercise price to acquire a share of Common Stock is equal to the Conversion Price under the Notes, currently at the rate of $5.00 per share of Common Stock.

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

The Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this annual report on Form 10-K for the Fiscal Year ended December 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report on Form 10-K. There were no changes in internal control over financial reporting (as defined in Rule 13a-15(e) under the Exchange Act) that occurred during the period covered by this annual report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

2007 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Norbert Sporns Chief Executive Officer	2007	199,650	66,550					31,800	298,000
	2006	181,500						26,340	268,340
	2005	165,000	60,500					26,485	246,485
			55,000

Lillian Wang Li Chairman of the Board of Directors	2007	199,650	133,100					31,800	364,550
	2006	181,500						26,340	328,840
	2005	165,000	121,000					26,485	301,485
			110,000

Harry Wang Hua Chief Operating Officer	2007	133,100	133,100					—	266,200
	2006	121,000							242,000
	2005	110,000	121,000					—	220,000
			110,000					—

Jean-Pierre Dallaire Principal Financial Officer/Principal Accounting Officer	2007	133,100	33,275					35,760	202,135
	2006	121,000						27,315	178,565
	2005	110,000	30,250					—	137,500
			27,500

Trond Ringstad Vice-President, Sales And Distribution Officer	2007	150,000	—					—	150,000
	2006	62,500							62,500
	2005	—	—					—
			—					—

2007 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Exercisable	Unexercisable

Norbert Sporns Chief Executive Officer	25,000	—	—	5.60	06/2014	—	—	—	—

Lillian Wang Li Chairman of the Board of Directors	25,000	—	—	5.60	06/2014	—	—	—	—

Harry Wang Hua Chief Operating Officer	25,000	—	—	5.60	06/2014	—	—	—	—

Jean-Pierre Dallaire Principal Financial Officer/Principal Accounting Officer	10,000	—	—	5.60	06/2014	—	—	—	—

Trond Ringstad Vice-President Sales and Distribution Officer	—	—	—	—	—	—	—	—	—

2007 OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Norbert Sporns Chief Executive Officer	25,000	NIL	—	—

Lillian Wang Li Chairman of the Board of Directors	25,000	NIL	—	—

Harry Wang Hua Chief Operating Officer	25,000	100,838	—	—

Jean-Pierre Dallaire Principal Financial Officer/Principal Accounting Officer	—	—	—	—

Trond Ringstad Vice-President Sales and Distribution Officer	—	—	—	—

2007 PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)

Norbert Sporns Chief Executive Officer	—	—	—	—

Lillian Wang Li Chairman of the Board of Directors	—	—	—	—

Harry Wang Hua Chief Operating Officer	—	—	—	—

Jean-Pierre Dallaire Principal Financial Officer/Principal Accounting Officer	—	—	—	—

Trond Ringstad Vice-President Sales And Distribution Officer	—	—	—	—

2007 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)

Norbert Sporns Chief Executive Officer	—	—	266,200	286,000	593,000

Lillian Wang Li Chairman of the Board of Directors	—	—	332,750	286,000	812,000

Harry Wang Hua Chief Operating Officer	—	—	266,200	37,400	840,000

Jean-Pierre Dallaire Principal Financial Officer/Principal Accounting Officer	—	—	166,375	133,100	99,000

Trond Ringstad Vice-President Sales and Distribution Officer	—	—	150,000	150,000	—

2007 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Norbert Sporns	—	—	—	—	—	31,800	31,800

Lillian Wang Li	—	—	—	—	—	31,800	31,800

Harry Wang Hua	—	—	—	—	—	—	—

Jacques Vallee	18,300	13,750	—	—	—	—	32,050

Fred Bild	19,965	15,000	—	—	—	—	34,965

Daniel Too	19,965	15,000	—	—	—	—	34,965

Andrew Intrater	—	—	—	—	—	—	—

Joseph I Emas	—	—	—	—	—	—	—

2007 ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursements ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)

Norbert Sporns Chief Executive Officer	2007	31,800	—	—	—	—	—	31,800
	2006	26,340	—	—	—	—	—	26,340
	2005	26,485	—	—	—	—	—	26,485

Lillian Wang Li Chairman of the Board of Directors	2007	31,800	—	—	—	—	—	31,800
	2006	26,340	—	—	—	—	—	26,340
	2005	26,485	—	—	—	—	—	26,485

Harry Wang Hua Chief Operating Officer	2007	—	—	—	—	—	—	—
			—	—	—	—	—
	2006	—	—	—	—	—	—	—
	2005	—						—

Jean-Pierre Dallaire Principal Financial Officer/Principal Accounting Officer	2007	35,760	—	6,400	—	—	—	42,160
	2006	27,315	—	2,500	—	—	—	29,815
	2005	—	—	—	—	—	—	—

Trond Ringstad Vice-President Sales and Distribution Officer	2006	—	—	—	—	—	—	—

2007 PERQUISITES TABLE

Name	Year	Personal Use of Company Car/ Parking	Financial Planning/ Legal Fees	Club Dues	Executive Relocation	Total Perquisites and Other Personal Benefits

Norbert Sporns Chief Executive Officer	2007	—	—	—	—	—
	2006	—	—	—	—	—
	2005	—	—	—	—	—

Lillian Wang Li Chairman of the Board of Directors	2007	—	—	—	—	—
	2006	—	—	—	—	—
	2005	—	—	—	—	—

Harry Wang Hua Chief Operating Officer	2007	—	—	—	—	—
	2006	—	—	—	—	—
	2005	—	—	—	—	—

Jean-Pierre Dallaire Principal Financial Officer/Principal Accounting Officer	2007	—	—	—	—	—
	2006	—	—	—	—	—
	2005	—	—	—	—	—

Trond Ringstad Vice-President Sales	2007	—	—	—	—	—
	2006	—	—	—	—	—

2007 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason	After Change in Control Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control

Norbert Sporns Chief Executive Officer	Basic salary	199,650					300,100
	Bonus	66,550					93,300

Lillian Wang Li Chairman of the Board of Directors	Basic salary	199,650					300,100
	Bonus	133,100					186,700

Harry Wang Hua Chief Operating Officer	Basic salary	133,100					186,700
	Bonus	133,100					186,700

Jean-Pierre Dallaire Principal Financial Officer/Principal Accounting Officer	Basic salary	133,100					186,700
	Bonus	33,275					63,400

Trond Ringstad Vice-President Sales And Distribution Officer	Basic salary	150,000					693,000

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

By:	/s/ Norbert Sporns
Name:	Norbert Sporns
Title:	Chief Executive Officer and President

July 1, 2008

By:	/s/ Jean–Pierre Dallaire
Name:	Jean–Pierre Dallaire
Title:	Principal Accounting Officer

July 1, 2008

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Norbert Sporns	Chief Executive Officer, President and Director	July 1, 2008
Norbert Sporns	(Principal Executive Officer)

/s/ Lillian Wang	Secretary, Chairman of the Board of Directors,	July 1, 2008
Lillian Wang	and Director

/s/ Harry Wang	Chief Operating Officer and Director	July 1, 2008
Harry Wang

/s/ Andrew Intrater	Independent Non-Executive Director	July 1, 2008
Andrew Intrater

/s/ Fred Bild	Independent Non-Executive Director	July 1, 2008
Fred Bild

/s/ Daniel Too	Independent Non-Executive Director	July 1, 2008
Daniel Too

/s/ Jean-Pierre Dallaire	Chief Financial Officer and Financial Controller	July 1, 2008
Jean-Pierre Dallaire	(Principal Accounting Officer)

/s/ Joseph I. Emas	Independent Non-Executive Director	July 1, 2008
Joseph I. Emas

EXHIBIT INDEX

Exhibit No.	Description
21	Subsidiaries

23.1	Consent of Rotenberg & Co. LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes–Oxley Act.

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes–Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes–Oxley Act.

32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes–Oxley Act.