Form 10-Q/A
period 2008-03-31
HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
filed 2008-07-01
CIK 857073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Amendment No. 1 to the Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2008

EXPLANATORY NOTE

HQ Sustainable Maritime Industries, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, which was originally filed on May 14, 2008 (the “Original Filing”), to amend Part I. Item 4 of the Original Filing.

In Part I. Item 4, we have added the following paragraph regarding the effectiveness of our internal control:

The Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report on Form 10-Q for the Quarter ended March 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q. There were no changes in internal control over financial reporting (as defined in Rule 13a-15(e) under the Exchange Act) that occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report on Form 10-Q for the Quarter ended March 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q. There were no changes in internal control over financial reporting (as defined in Rule 13a-15(e) under the Exchange Act) that occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

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

ITEM 1A—Risk Factors

We have updated the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10–K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 31, 2008 (the “Fiscal 2007 10–K”). We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Fiscal 2007 10–K.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

On March 18, 2008, we issued 300,000 shares of our Common Stock to two investors, namely The Tail Wind Fund Ltd and Solomon Strategic Holdings, Inc in relation to a waiver agreement related to payment of penalties and interests on the notes issued to those two investors in November 2006. All of these shares were issued pursuant to the exemption provided by Section 4 (2) under the Securities Act for a transaction not involving a public offering

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

There have been no material defaults.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of security holders during the period covered by this report.

ITEM 5—OTHER INFORMATION

None.

ITEM 6—EXHIBITS

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

Dated: July 1, 2008

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