Form 10-Q
period 2008-06-30
HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
filed 2008-08-13
CIK 857073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2008
Common stock, $0.001 par value	12,033,946

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008 (Unaudited)	December 31, 2007 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$42,862,543	$46,959,908
Trade receivables, net of provisions	29,078,328	25,234,502
Inventories	2,559,245	877,716
Prepayments	525,096	350,116
Future income taxes	26,097	26,097

TOTAL CURRENT ASSETS	75,051,309	73,448,339

OTHER ASSETS
Deferred taxes	931,138	873,865
Deferred expenses	30,020	84,317

	961,158	958,182
PROPERTY, PLANT AND EQUIPMENT, NET	8,746,439	7,716,615
CONSTRUCTION IN PROGRESS	2,485,291	949,728
INTANGIBLE ASSETS	1,415,434	1,254,002

TOTAL ASSETS	$88,659,631	$84,326,866

The accompanying notes are an integral part of the consolidated financial statements.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008 (Unaudited)	December 31, 2007 (Audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,234,311	$8,935,928
Tax payable	342,946	956,289
Due to directors	1,143,654	1,544,350
Current portion of promissory notes	475,284	461,284

TOTAL CURRENT LIABILITIES	9,196,195	11,897,851

OTHER LIABILITIES
Convertible promissory notes, net of discount	3,890,994	3,653,352

TOTAL LIABILITIES	13,087,189	15,551,203

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 100,000 shares issued and outstanding	100	100
Common stock, $0.001 par value, 200,000,000 shares authorized, 12,033,946 and 11,511,317 shares issued and outstanding as of June 30, 2008 and December 31, 2007 respectively	12,034	11,511
Additional paid-in capital	61,564,912	57,142,204
Accumulated other comprehensive income	8,986,488	4,590,060
Retained earnings (deficit)	27,522	2,373,825
Appropriation of retained earnings (reserves)	4,981,386	4,657,963

TOTAL SHAREHOLDERS’ EQUITY	75,572,442	68,775,663

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$88,659,631	$84,326,866

The accompanying notes are an integral part of the consolidated financial statements.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
SALES	$14,531,487	$13,660,698	$23,741,977	$21,510,428
COST OF SALES	9,572,610	7,135,365	14,883,312	12,394,649

GROSS PROFIT	4,958,877	6,525,333	8,858,665	9,115,779
SELLING AND DISTRIBUTION EXPENSES	324,932	246,366	554,108	344,979
MARKETING AND ADVERTISING	1,286,532	1,263,891	2,451,050	2,507,977
GENERAL AND ADMINISTRATIVE EXPENSES	1,943,675	1,343,993	3,396,475	2,316,930
DEPRECIATION AND AMORTIZATION	362,508	313,397	702,263	608,082
PROVISION FOR DOUBTFUL ACCOUNTS	892,390	284,441	881,852	506,241

INCOME FROM OPERATIONS	148,840	3,073,245	872,917	2,831,570
FINANCE COSTS	803,219	1,545,397	2,442,624	2,813,602
OTHER EXPENSES/(INCOME)	0	(4,850)	1,765	(14,047)

(LOSS)/INCOME BEFORE INCOME TAXES	(654,379)	1,532,698	(1,571,472)	32,015
INCOME TAXES
CURRENT	339,059	700,617	451,409	766,429
DEFERRED	—	—	—	—

NET (LOSS)/PROFIT ATTRIBUTABLE TO SHAREHOLDERS	(993,438)	832,081	(2,022,881)	(734,414)
OTHER COMPREHENSIVE INCOME
FOREIGN CURRENCY TRANSLATION GAIN/ (LOSS)	1,632,587	(9,019)	4,396,430	(14,626)

COMPREHENSIVE INCOME (LOSS)	$639,149	$823,062	$2,373,549	$(749,040)

NET INCOME/(LOSS) PER SHARE
BASIC (AFTER REVERSE SPLIT)	$(0.083)	$0.110	$(0.172)	$(0.103)

DILUTED (AFTER REVERSE SPLIT)	$(0.083)	$0.09	$(0.172)	$(0.103)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING
BASIC (AFTER REVERSE SPLIT)	11,908,183	7,556,129	11,740,012	7,120,337

DILUTED (AFTER REVERSE SPLIT)	11,908,183	8,792,712	11,740,012	7,120,337

The accompanying notes are an integral part of the consolidated financial statements.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	2008	2007
OPERATING ACTIVITIES
Net loss	$(2,022,881)	$(734,414)
Non-cash items:
Depreciation and amortization	702,263	608,082
Loss on disposal of fixed assets	1,765
Financial and other non-cash services	2,735,109	2,212,508
Change in non-cash working capital items:
Inventories	(1,681,529)	61,661
Trade receivables, net of provisions	(3,843,826)	607,088
Prepayments	(174,980)	16,217
Accounts payables and accrued liabilities	247,550	734,021
Taxes (recoverable)/payable	(613,343)	544,899

Cash flow used in operating activities	(4,649,872)	4,050,062

INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(1,423,812)	(706,021)
Sales proceeds of disposal of fixed assets	2,375
Construction in progress	(1,535,563)	(282,671)

Cash flow used in investing activities	(2,957,000)	(988,692)

FINANCING ACTIVITIES
Cash proceeds from issuance of common stock	137,536	4,075,000
Due (to)/from directors	(400,696)	(27,234)
Receipts/(repayment) from/(to) related parties		(46,063)
Bank loan repayments		(99,662)
Deferred expenses		122,677

Cash flow from financing activities	(263,160)	4,024,718

NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,870,032)	7,086,088
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3,772,667	331,657
Cash and cash equivalents, beginning of period	46,959,908	11,389,375

Cash and cash equivalents, end of period	$42,862,543	$18,807,120

SUPPLEMENTARY CASH FLOWS DISCLOSURES
Interest paid	$—	$114,758

Taxes paid	$1,064,752	$714,490

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued for services	$4,375,432	$158,000

The accompanying notes are an integral part of the financial statements.

HQ SUSTAINABLE MARTIME INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2008

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of HQ Sustainable Maritime Industries, Inc., (HQS), have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10–Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The condensed consolidated balance sheet information as of December 31, 2007 was derived from the audited consolidated financial statements included in the Company’s Annual Report Form 10–K. These interim financial statements should be read in conjunction with that report.

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

HQS is principally engaged in the vertically integrated business of aquaculture through co–operative supply agreements, ocean product harvesting, and processing and sales of farm–bred and ocean harvested aquatic products. The principal products of HQOF are cross–bred hybrid of tilapia and white–legged shrimp exporting, directly and indirectly, to the United States, Canada, Japan and European countries. The major market is for export.

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

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses and debt, approximates their fair value at June 30, 2008 and December 31, 2007 due to the relatively short-term nature of these instruments.

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

The inventories at June 30, 2008 and December 31, 2007 are summarized as follows:

	June 30, 2008	December 31, 2007
Raw materials	$335,878	$288,656
Work-in-progress	173,437	106,756
Finished goods	2,049,930	482,304

	$2,559,245	$877,716

NOTE 7 - FOREIGN CURRENCY TRANSLATION

We follow SFAS No. 52, “Foreign Currency Translation”, for both the translation and re-measurement of balance sheet and income statement items into U.S. dollars. Resulting translation adjustments are reported as a separate component of accumulated comprehensive income (loss) in stockholders’ equity.

We maintains our books and accounting records in Renminbi (“RMB”), the PRC’s currency, being the functional currency. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date.

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

NOTE 9 - CONVERTIBLE PROMISSORY NOTES AND WARRANTS

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

NOTE 10 - SEGMENTS

No geographical segment analysis is provided for the three months and six months ended June 30, 2008 and 2007, respectively, as less than 10% of consolidated revenues and less than 10% of consolidated income from operations is attributable to the segment other than the Mainland China.

Business segment for the three months ended June 30, 2008

	Aquaculture Product	Health and Bio-product	Unallocated Items	Consolidation
Sales to external customers	$9,602,065	$4,929,422	$—	$14,531,487

Selling and distribution expenses	171,094	153,838	—	324,932
Marketing and advertising	—	1,286,532	—	1,286,532
General and administrative expenses	294,854	185,643	1,463,178	1,943,675
Depreciation and amortization	187,507	111,275	63,726	362,508
Provision of doubtful accounts	244,095	648,295	—	892,390
Finance costs	(924)	(22,491)	826,634	803,219
Income/(loss) before taxes	592,984	1,200,560	(2,447,923)	(654,379)
Income taxes	—	339,059	—	339,059
Net Income/(loss) for the period	592,984	861,501	(2,447,923)	(993,438)

Segment assets	$41,991,927	$27,458,037	$19,209,667	$88,659,631

Segment liabilities	$2,875,274	$1,472,352	$8,739,563	$13,087,189

Business segment for the three months ended June 30, 2007

	Aquaculture Product	Health and Bio-product	Unallocated Items	Consolidation
Sales to external customers	$8,837,657	$4,823,041	$—	$13,660,698

Selling and distribution expenses	101,190	145,176	—	246,366
Marketing and advertising	—	1,263,891	—	1,263,891
General and administrative expenses	149,712	60,726	1,133,555	1,343,993
Depreciation and amortization	167,888	92,396	53,113	313,397
Provision of doubtful accounts	7,319	277,122	—	284,441
Finance costs	(1,461)	14,949	1,531,909	1,545,397
Income/(loss) before taxes	2,074,780	2,271,228	(2,813,310)	1,532,698
Income taxes	307,834	406,655	(13,872)	700,617
Net income (loss) for the period	1,766,946	1,864,573	(2,799,438)	832,081

Segment assets	$27,640,829	$18,862,142	$2,229,609	$48,732,580

Segment liabilities	$2,263,566	$2,631,667	$6,851,265	$11,746,498

Business segment for the six months ended June 30, 2008

	Aquaculture Product	Health and Bio-product	Unallocated Items	Consolidation
Sales to external customers	$16,129,532	$7,612,445	$—	$23,741,977

Selling and distribution expenses	294,005	260,103	—	554,108
Marketing and advertising	—	2,451,050	—	2,451,050
General and administrative expenses	441,140	328,115	2,627,220	3,396,475
Depreciation and amortization	361,384	214,515	126,364	702,263
Provision of doubtful accounts	251,171	630,681	—	881,852
Finance costs	(19,438)	(40,531)	2,502,593	2,442,624
Income/(loss) before taxes	1,912,378	1,749,810	(5,233,660)	(1,571,472)
Income taxes	—	451,409	—	451,409
Net Income/(loss) for the period	1,912,378	1,298,401	(5,233,660)	(2,022,881)

Segment assets	$41,991,927	$27,458,037	$19,209,667	$88,659,631

Segment liabilities	$2,875,274	$1,472,352	$8,739,563	$13,087,189

Business segment for the six months ended June 30, 2007

	Aquaculture Product	Health and Bio-product	Unallocated Items	Consolidation
Sales to external customers	$14,467,901	$7,042,527	$—	$21,510,428

Selling and distribution expenses	157,527	187,452	—	344,979
Marketing and advertising	—	2,507,977	—	2,507,977
General and administrative expenses	276,355	124,642	1,915,933	2,316,930
Depreciation and amortization	333,583	168,273	106,226	608,082
(Recovery of)/provision of doubtful accounts	5,085	501,156	—	506,241
Finance costs	(6,956)	26,409	2,794,149	2,813,602
Income/(loss) before taxes	2,514,090	2,419,448	(4,901,523)	32,015
Income taxes	341,410	438,891	(13,872)	766,429
Net income (loss) for the period	2,172,680	1,980,557	(4,887,651)	(734,414)

Segment assets	$27,640,829	$18,862,142	$2,229,609	$48,732,580

Segment liabilities	$2,263,566	$2,631,667	$6,851,265	$11,746,498

NOTE 11 - CAPITAL COMMITMENT

A. CAPITAL COMMITMENTS

As of June 30, 2008, there were capital commitments amounting to $2,834,142, mostly related to the construction work of the feed mill and machinery purchase for the aquaculture product factory.

B. LEASE COMMITMENTS

The Company has entered into operating leases, for rental of office space and other services, which expire on different dates. The minimum future payments under these commitments for the next five years are as follows:

2008	$64,448
2009	64,448
2010	64,448
2011	64,448
2012	24,977

Total	$282,769

NOTE 12 - RECENT PRONOUNCEMENTS

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

NOTE 13 - LEGAL PROCEEDINGS

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

On February 7, 2006, Westminster Securities Corp. (“Westminster”) and John O’Shea (“O’Shea”) filed a claim against us with the American Arbitration Association (“AAA”). Westminster claimed we violated an exclusivity provision of the letter agreement between Westminster and us which purportedly required us to use Westminster as our investment banking firm for all transactions for a period of three years. Westminster, alleged damages for a claimed breach of an April 2004 stock purchase agreement by our issuance of S-8 shares to certain other people. In January 2008, the AAA rendered a decision finding in favor of Westminster on certain claims and denying others. Consequently, the Company will be required to modify the strike price on the Series C and Series D warrants that were issued to Westminster and O’Shea. In May 2008, after the appealing process, the AAA confirmed its original judgment and the Company had to pay and paid an amount of $621,000 in cash to Westminster and issued a total of 79,399 common shares to Westminster and O’Shea as final settlement.

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

Results of Operations – Three Months Ended June 30, 2008 as Compared to Three Months Ended June 30, 2007

Total sales for the three months period ended June 30, 2008 increased by 6%, from $13,660,698 in 2007 to $14,531,487 in 2008, The gross profit for the three months period ended June 30, 2008 fell by 24% to $4,958,877 when compared to the same period of 2007; the overall gross profit ratio went from 47% for the three months period ended in June 30, 2007 to 34% for the corresponding 2008 period. That reduction in the gross profit ratio originates mostly from increased manufacturing costs in the aquatic product segment combined to a different sales mix in the healthcare products segment. Income from operations for the three months period ended June 30, was reduced from $3,073,245 in 2007 to $148,840 in 2008. That reduction in income from operations in the current period, when compared to 2007, is mostly due to a combination of reduced gross profit in 2008 as indicated above, coupled to an increased provision for doubtful accounts from both our segments totaling more than $600,000, in order to provide for potential losses on our receivables, which did not materialize to date. Net income went down from income of $832,081 in 2007 to a net loss of $993,438 in the current 2008 period. That reduction in 2008 was the result of a reduction in income from operations as indicated above, partially offset by a reduction of total finance costs, giving effect to the gradual phasing out of the non-cash costs relating to warrants amortization costs and embedded conversion option on the promissory notes issued in 2006, which are recognized in accordance with FAS 123R and EITF 00-27, and also offset by a reduction in income taxes as a new tax legislation became effective in January 01, 2008, reducing our tax rate to 0% in our aquaculture products segment.

By Segments

Manufacturing and Selling of aquatic products

HQ Ocean Fishing Co. Ltd (HQOF), is engaged in the manufacturing and selling of aquatic products. The sales contributed by this segment increased to $9,602,065 for the three months period ended June 30, 2008 compared to $8,837,657 for the corresponding period of 2007, an improvement of 9%. The related gross profit ratio of this segment went from 28% in 2007 compared to 15% for the three months ended June 30, 2008. The reduction in gross profit in 2008 is due to increased raw material costs of our fish in 2008 added to increased labor and manufacturing costs. Sales prices increased in the current period, but to a lesser extent than increased processing costs. This segment contributed $592,984 to our net income in the three months period ended June 30, 2008, as compared to a net income of $1,766,946 for the corresponding period of 2007. That reduction is due to the combination of lesser gross profit as described above added to a provision for doubtful accounts of more than $237,000 in the current period to provide for potential credit losses on our receivables which did not materialize to date.

Manufacturing and Selling of Marine Bio and Healthcare products

Our other manufacturing subsidiary, Jiahua Marine is engaged in the manufacturing and selling of Marine Bio and Health-care products. During the three months periods ended June 30, 2008 and 2007, Jiahua Marine realized sales of $4,929,422 and $4,823,041 respectively, an increase of 2%. The gross profit ratio from this segment fell from 86% in the three months period of 2007 to 72% for the three months ended June 30, 2008. That reduction in the gross profit ratio is due to a sales mix that occurred in 2008, as higher level of products carrying lesser gross profit were made in 2008. The major expense of this segment is marketing and advertising, and remained stable at 26% of revenues for both periods ended June 30, 2008 and 2007. The net income contributed by this segment was $861,501 for the three months period ended June 30, 2008, compared to $1,864,573 for the corresponding period of 2007. The reduction in net income was mostly due to the combination of reduced gross profit in 2008 added to increased provision for doubtful accounts of $371,000 in the 2008 period compared to 2007, to provide for credit losses on our receivables which did not materialize to date.

By Operations

Sales. For the three months ended June 30, 2008 sales increased by $870,789 or 6% to $14,531,487. This improvement in sales resulted from a better performance of both segments in 2008, mostly the aquaculture product segment which experienced an increase of $764,408 or 9% compared to the same period of 2008. The health and bio–product segment improved its sales by $106,381 or 2% in the second quarter of 2008 compared to the same period of 2007.

Cost of Sales. Cost of sales increased by $2,437,245 or 34% to $9,572,610 from $7,135,365 for the three months ended June 30, 2008, as compared to the corresponding period of the prior year. Increases in the manufacturing costs in the aquaculture products segment, more importantly the cost of raw materials and manpower, was the major cause of increased costs. The gross profit ratio fell from 47% for the three months period of 2007 to 34% for the corresponding period of 2008, mostly due to lesser profitability of sales in the aquatic segment, added to a disadvantageous sales mix in the health and bio-products segment.

Selling and Distribution Expenses. Selling and distribution expenses increased by $78,566 or 32% to $324,932 for the three months ended June 30, 2008, as compared to the corresponding period of the previous year. The increase originated mostly from higher volume of sales in the aquaculture product segment realized in the current period.

Marketing and Advertising Expenses. Marketing and advertising expenses increased by $22,641 or 2% from $1,263,891 as compared to the corresponding period of prior year. That marginal increase in 2008 is in line with increased sales in the health and bio-product segment in 2008 as the ratio of marketing and advertising expenses to sales in the health and bio-product remained constant at 26% in both periods.

General and Administrative Expenses. General and administrative expenses increased by $599,682 or 45% to $1,943,675 from $1,343,993 as compared to the corresponding period of the previous year. About 60% of the increase is the result of branding–related expenses, investors’ relations and U.S. headquarter expenses while the rest of the increase originates from additional general and administrative expenses in the subsidiaries where additional activity was created in 2008 compared to 2007.

Depreciation and Amortization. Depreciation and amortization increased by $49,111 to $362,508 in the current quarter when compared to the same quarter of 2007, mainly as a result of acquisition of fixed assets in the second half of 2007 and first half of 2008, which triggered additional depreciation in the current three month period ended in June 30, 2008.

Provision for doubtful Accounts. Provision for doubtful accounts amounted to $892,390 for the three months ended June 30, 2008 compared to $284,441 for the corresponding period of 2007. The increase in the provision for 2008 originated from both our segments in order to provide for potential losses in our receivables which did not materialize to date.

Income from Operations. Income from operations for the three months period ending June 30, went from income of $3,073,245 in 2007, down to $148,840 in the corresponding period of 2008. That reduction in income from operations in the three months period ending June 30, 2008 when compared to 2007 was mostly the result of reduced gross profit from both our segments in 2008, as explained above, coupled with provision for doubtful accounts also from both our segments in order to cover for potential losses in our receivables which did not materialize to date.

Finance Costs. Finance costs decreased to $803,219 from $1,545,397 for the three months ended June 30, 2008 as compared to the corresponding period of the previous year. The decrease is due to a combination of reduced amortization of future conversion of warrants (non-cash) and embedded conversion option (also non-cash) on the promissory notes issued in 2006, as some matured in the first quarter of 2008. Those amortization costs were recognized in accordance with FAS 123R and EITF 00- 27. Furthermore, included in the finance costs in the three months period ending June 30, 2008 is a non-recurring amount of $702,000 corresponding to the balance of the costs we had to recognize following the final judgement in the current period on the Westminster Securities and John O’Shea claims against our Company.

Other (Income)/Expenses. For the three months ended June 30, 2008, other income was nil while it amounted to $4,850 for the three months period ended June 30, 2007.

(Loss)/Income before Income Taxes. In the three months period ending June 30, 2008, we incurred a loss before tax of $654,379 compared to an income before tax of $1,532,598 in the corresponding period of 2007. That reduction experienced in 2008 was the result of reduced gross profit from both segments in the current 2008 period, additional provision for doubtful accounts also from both segments, which were partially offset by reduced finance costs as described above.

Current Income Taxes. Current income taxes decreased by $361,558 to $339,059 in the current three months period of 2008, from $700,617 in the corresponding period of 2007. That reduction in current income taxes is mostly due to a new tax legislation becoming effective January 1, 2008 which reduced our tax rate to 0% in our aquaculture product segment.

Deferred Income Taxes. There was no deferred income tax recognized in both periods as there was no material timing differences to justify recognition of such deferred tax expenses.

Net (Loss) Income Attributable to Shareholders. In the three months period ending June 30, 2008, we incurred a net loss of $993,438 compared to a net income of $832,081 in the corresponding period of 2007. As described above, the reduction in gross profit from both our segments in the current 2008 period added to the provision for doubtful accounts also from both our segments, partially offset by a reduction in finance costs and income taxes were the most important factors justifying the reduction in net income in 2008.

Results of Operations – Six Months Ended June 30, 2008 as Compared to Six Months Ended June 30, 2007

Total sales for the six months ended June 30, 2008 increased by 10%, from $21,510,428 in 2007 to $23,741,977 in 2008. About 75% of the increase in sales originates from the aquaculture product segment. Gross profit for the six months period ended June 30, 2008 fell by 3% to $8,858,665 when compared to the same period of 2007. The gross profit ratio for the six months period ended June 30, fell from 42% in 2007 to 37% in 2008. That reduction in the gross profit ratio in 2008 originates from both segments: the aquatic product segment experiencing increased raw materials and manpower costs while the healthcare products segment experienced a different mix of sales in 2008 compared to 2007. Income from operations for the current six months period decreased from $2,831,570 in June 2007 down to $872,917 in June 2008. That reduction in income from operations experienced in 2008 was mostly the result of reduced gross profit from both segments, increased general and administrative expenses from both segments and head office, and to increased provision for doubtful accounts in order to provide for potential losses on our receivables which did not materialize to date. Net loss increased from $734,414 in the six months period ended June 30, 2007 to $2,022,881 in the corresponding period of 2008. The increased net loss of 2008 was the result of reduced income from operations as described above, which was partially offset by reduced finance costs and income taxes. The reduction in finance costs in 2008 is the result of the gradual phasing out of the amortization of non-cash costs relating to the warrants amortization and embedded conversion option on the promissory notes issued in 2006 which are recognized in accordance with FAS 123R and EITF 00-27. The reduction of income taxes is the result of a new tax legislation effective from January 1, 2008, which reduced our tax rate to 0% in our aquaculture product segment.

Segments

Manufacturing and Selling of aquatic products

HQ Ocean Fishing Co. Ltd (HQOF) is engaged in the manufacturing and selling of aquatic products. The revenue contributed by this segment increased by $1,661,631 or 11% to $16,129,532 for the six months ended June 30, 2008 compared to $14,467,901 for the corresponding period of 2007. The related gross profit ratio of this segment went from 23% for the six months period ending in June 2007 compared to 20% in the corresponding period of 2008. The reduction in the gross profit ratio in 2008 originates mostly from increased manufacturing costs experienced in the second quarter of 2008. This segment contributed $1,912,378 to our net income in the first six months of 2008, as compared to net income of $2,172,680 for the corresponding period of 2007. That reduction is mostly due to the combination of reduced gross profit experienced in 2008 added to an increased provision for doubtful accounts of about $246,000 to provide for potential credit losses in our receivables which did not materialize to date, offset partially by a reduction in income taxes related to a new tax legislation becoming effective January 1, 2008 which reduced our tax rate to 0% in our aquaculture product segment.

Manufacturing and Selling of Marine Bio and Healthcare products

Our other manufacturing subsidiary, Jihua Marine, is engaged in the manufacturing and selling of Marine Bio and Health-care products. During the six months period ended June 30, 2008 and 2007, Jiahua Marine realized sales of $7,612,445 and $7,042,527 respectively, an increase of $569,918 or 8%. The gross profit ratio from this segment went from 84% in the six months period ended June 2007 compared to 74% in the corresponding period of 2008. That reduction in the gross profit ratio experienced in 2008 is due to a different sales mix that occurred in 2008, as higher sales of products with lesser contribution were made. The major expense of this segment continues to be marketing and advertising, corresponding to 32% and 36% of revenues for the six months ended June 30, 2008 and 2007 respectively. The net income contributed by this segment was $1,298,401 and $1,980,557 for the six months ended June 30, 2008 and 2007, respectively. The reduction in net income was mostly due to the combination of reduced gross profit in 2008 added to an increased provision for doubtful accounts of about $129,000 to provide for potential credit losses in our receivables which did not materialize to date.

Operations

Sales. For the six months ended June 30, 2008 revenue increased by $2,231,549 or 10% to $23,741,977. This improvement in sales resulted from increased activities of both segments in 2008, mostly the aquaculture product segment which experienced an increase of $1,661,631 or 11%, while the sales from the health and bio product segment increased by $569,918 or 8% in the first six months of 2008 compared to the corresponding period of 2007.

Cost of Sales. Cost of sales increased by $2,488,663 or 20% to $14,883,312 from $12,394,649 for the six months ended June 30, 2008, as compared to the corresponding period of the prior year. The combination of increased volume of sales and increased manufacturing costs (cost of raw materials and manpower) in the aquaculture product segment experienced in the second quarter of 2008 was the major cause of the increase in cost of sales. The gross profit ratio reduced from 42.4% for the six months ended June 30, 2007 to 37.3% for the same period of 2008. The overall gross profit ratio reduction in the current six months period of 2008 originates from both our segments: the aquaculture product segment which suffered an increase in processing costs, and the health and bio-product segment which experienced a different mix of products sold.

Selling and Distribution Expenses. Selling and distribution expenses increased by $209,129 or 61% from $344,979 to $554,108 for the six months ended June 30, 2008, as compared to the corresponding period of the prior year. The increase was the result of higher volume of sales realized in the current period, leading to higher transportation costs in the first six months of 2008, as compared to that of the corresponding period of 2007.

Marketing and Advertising Expenses. Marketing and advertising expenses decreased by $56,927 or 2% from $2,507,977, to $2,451,050, as compared to the corresponding period of prior year. They correspond to approximately 32% of bio-product 2008 sales and 36% in 2007. Those advertising expenditures for the promotion of our health and bio-products to achieve customer recognition are consistent with industry practices.

General and Administrative Expenses. General and administrative expenses increased by $1,079,545 or 47% to $3,396,475 from $2,316,930 as compared to the corresponding period of the previous year. About 65% of the increase results from additional branding-related expenses, investors’ relations, franchise taxes and other U.S. headquarters expenses while the rest of the increase originates from additional general and administrative expenses in the subsidiaries where additional activity was created in 2008 compared to 2007.

Depreciation and Amortization. Depreciation and amortization increased by $94,181 or 16% to $702,263 as compared to the corresponding period of prior year, mainly as a result of acquisition of fixed assets in the second half of 2007 and the first half of 2008, which triggered additional depreciation during the current period.

Provision for doubtful Accounts. Provision for doubtful accounts amounted to $881,852 for the six months ended June 30, 2008 compared to $506,241 for the corresponding period of 2007. The increase in the 2008 provision, originating from both our segments, was set up in order to provide for potential losses in our receivables which did not materialize to date.

Income from Operations. Income from operations for the six months period ending June 2008 decreased from $2,831,570 in 2007 to $872,917 in the corresponding period of 2008, a reduction of $1,958,653. That reduction in 2008 is mostly the result of a reduction in gross profit contribution from both segments, an increase in provision for doubtful accounts and increase in general and administrative expenses as described above.

Finance Costs. Finance costs decreased to $2,442,624 from $2,813,602 for the six months period ended June 30, 2008 when compared to the corresponding period of the prior year, a reduction of $370,978. Included in the 2008 financing costs are the carrying interests on the promissory notes issued in 2006 added to the continued combination of amortization of the future conversion of warrants (non–cash) attributed to investors on those convertible promissory notes, and the amortization of the embedded conversion option (also non–cash) related to the same notes. Those non–cash related financial costs were recognized in accordance with FAS 123R and EITF 00–27. Such amortization will be repeated quarterly, on a pro–rata basis, until maturity of the underlying notes. Furthermore, included in the 2008 finance costs are non-recurring costs of $702,000 corresponding to the balance of costs we had to recognize during the second quarter of 2008, following the final judgement on the Westminster Securities and John O’Shea claims against the Company. Finally, the 2008 finance costs also include non-recurring penalties on late filing of the registration statement relating to the underlying shares of the convertible notes issued in November 2006; that filing document is effective since July 7, 2008.

Other Expenses. For the six months ended June 30, 2008, $1,765 was reported as other expenses while there were other income of $14,047 for the six months ended June 30, 2007.

(Loss)/Income Before Income Taxes. For the six months period ended June 30, 2008, loss before income taxes amounted to $1,571,472, from an income of $32,015 for the corresponding period of 2007. That reduction experienced in 2008 was the result of reduced gross profit margin from both segments in 2008, added to increased provision for doubtful accounts and increased general and administrative expenses. The loss was partly offset by a reduction in finance costs in the first half of 2008.

Current Income Taxes. Current income taxes decreased by $315,020 to $451,409 from $766,429 in the first six months of 2008. That reduction in current income taxes is mostly due to a new tax legislation that became effective on January 1, 2008 which reduced the income tax rate to 0% in our aquaculture products segment.

Deferred Income Taxes. There was no deferred income tax recognized in both periods as there was no material timing differences to justify recognition of such deferred tax expenses.

Net Loss Attributable To Shareholders. The net loss attributable to shareholders increased from $734,414 for the six months ended June 30, 2007, to a net loss of $2,022,881 for the corresponding period of 2008. Both segments experienced a reduction in gross profit in the first half of 2008 when compared to 2007. An increase in general and administrative expenses and provision for doubtful accounts, partly offset by a reduction in finance costs and income taxes explain the balance of the increase in net loss experienced in the first half of 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents decreased by $4,097,365 or 9%, to $42,862,543 at June 30, 2008, from $46,959,908 at December 31, 2007. As of June 30, 2008, working capital was $65,855,114 compared to $61,550,488 at December 31, 2007. The funds generated by the operating activities during 2008 were used mainly to support the increase in our business volume, more specifically our receivables and inventories levels.

Total assets increased by $4,332,765, or 5%, to $88,659,631 at June 30, 2008, from $84,326,866 as of December 31, 2007. Shareholders equity increased by $6,796,779, or 10%, to $75,572,442 at June 30, 2008, from $68,775,663 as of December 31, 2007.

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

We also completed a financing in January 2006, in which we issued to a group of twenty one investors, in a private placement, (1) convertible secured promissory notes bearing interest at 8% per year which matured on January 25, 2008, in the aggregate principal amount of $5,225,000; (2) Class A warrants, with each warrant giving the right to the holder to purchase one share of our common stock at the exercise price of $6.00 until January 2009; and (3) Class B warrants, with each warrant giving the right to the holder to purchase one share of our common stock at the exercise price of $6.00 until January 2011. The net proceeds of this financing to us were $4,702,500, after deducting commissions and other costs of this transaction equal to $522,500. As of June 30, 2008, that financing was totally repaid.

We completed another financing in November 2006, in which we issued to two investors, in a private placement, (1) convertible promissory notes bearing interest at 6.5% and maturing in November 1, 2009, in the principal aggregate amount of $5,000,000 with the conversion price of $5.00 after reverse split and (2) warrants registered in the name of each investor to purchase an aggregate of up to 200,000 of our common stock, after reverse split, with each warrant giving the right to the holder to purchase one share of our common stock at the exercise price of $5.00 until the fifth anniversary of the effective date of the reverse stock split effectuated. The net proceed of this financing to us were $4,932,500, after deducting commissions and other costs of this transaction equal to $67,500 . The notes are due on November 1, 2009.

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

At present, over 39% of our consolidated sales are derived from our five largest clients, and our results of operations therefore depend on a small number of clients. As part of our short and medium-term business plan, including our current efforts to raise funds to support the anticipated expansion of our operations, we intend to invest in our infrastructure to construct a new processing plant and our own organic feed mill. We expect that this will allow us to meet forecasted incremental demand for our products in the United States and Europe. As a result, we plan to develop and serve new clients, which should reduce our dependence on individual clients to more acceptable levels.

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

The ratio of current assets to current liabilities increased to 8.2 times ($75,051,309/$9,196,195) at June 30, 2008, from 6.2 times ($73,448,339/$11,897,851) at December 31, 2007.

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

a) Evaluation of Disclosure Controls and Procedures.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework , is known as the COSO Report. Our Management has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2008.

The Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report on Form 10-Q for the Quarter ended June 30, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q. There were no changes in internal control over financial reporting (as defined in Rule 13a-15(e) under the Exchange Act) that occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(b) Changes in Internal Control over Financial Reporting.

During the Quarter ended June 30, 2008, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 7, 2006, Westminster Securities Corp. (“Westminster”) and John O’Shea (“O’Shea”) filed a claim against us with the American Arbitration Association. Westminster claims we violated an exclusivity provision of the letter agreement between Westminster and us which purportedly required us to use Westminster as our investment banking firm for all transactions for a period of three years. Westminster alleged damages for a claimed breach of an April 2004 stock purchase agreement by our issuance of S-8 shares to certain other people. In January 2008, the AAA rendered a decision finding in favor of Westminster on certain claims and denying others. In May 2008, after the appealing process, the AAA confirmed its original judgment and the Company paid an amount of $621,000 in cash to Westminster and issued a total of 79,399 common shares to Westminster and O’Shea as final settlement.

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

During the three months period ending June 30, 2008, we issued an aggregate of 190,401 shares to our investors as a result of exercise of warrants. Of that number of common shares issued, 79,399 shares were issued in connection with the American Arbitration Association decision.

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

Dated : August 13, 2008

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