Form 10-Q
period 2008-09-30
HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
filed 2008-11-10
CIK 857073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-18980

HQ SUSTAINABLE MARITIME INDUSTRIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	000-18980	62-1407522
(State or jurisdiction of Incorporation or organization)	(Primary Std. Industrial Classification Code Number)	(IRS Employer ID Number)

1511 Third Avenue, Suite 788, Seattle, Washington	98101
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2008
Common stock, $0.001 par value	12,085,846

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008 (Unaudited)	December 31, 2007 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$49,962,250	$46,959,908
Trade receivables, net of provisions	26,823,440	25,234,502
Inventories	2,509,522	877,716
Prepayments	517,242	350,116
Future income taxes	26,097	26,097

TOTAL CURRENT ASSETS	79,838,551	73,448,339

OTHER ASSETS
Deferred taxes	932,390	873,865
Deferred expenses	24,395	84,317

	956,785	958,182

PROPERTY, PLANT AND EQUIPMENT, NET	8,604,107	7,716,615
CONSTRUCTION IN PROGRESS	3,145,602	949,728
INTANGIBLE ASSETS	1,433,553	1,254,002

TOTAL ASSETS	$93,978,598	$84,326,866

The accompanying notes are an integral part of the consolidated financial statements.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008 (Unaudited)	December 31, 2007 (Audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,452,976	$8,935,928
Tax payable	853,211	956,289
Due to directors	1,985,064	1,544,350
Current portion of promissory notes	475,284	461,284

TOTAL CURRENT LIABILITIES	8,766,535	11,897,851

OTHER LIABILITIES
Convertible promissory notes, net of discount	4,009,815	3,653,352

TOTAL LIABILITIES	12,776,350	15,551,203

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 100,000 shares issued and outstanding	100	100
Common stock, $0.001 par value, 200,000,000 shares authorized, 12,085,846 and 11,511,317 shares issued and outstanding as of September 30, 2008 and December 31, 2007 respectively	12,086	11,511
Additional paid-in capital	61,614,860	57,142,204
Accumulated other comprehensive income	8,949,435	4,590,060
Retained earnings	4,924,553	2,373,825
Appropriation of retained earnings (reserves)	5,701,214	4,657,963

TOTAL SHAREHOLDERS’ EQUITY	81,202,248	68,775,663

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$93,978,598	$84,326,866

The accompanying notes are an integral part of the consolidated financial statements.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
SALES	$22,470,184	$15,779,385	$46,212,161	$37,289,813
COST OF SALES	12,936,090	8,039,461	27,819,402	20,434,110

GROSS PROFIT	9,534,094	7,739,924	18,392,759	16,855,703
SELLING AND DISTRIBUTION EXPENSES	557,763	222,402	1,111,871	567,381
MARKETING AND ADVERTISING	724,511	1,307,498	3,175,561	3,815,475
GENERAL AND ADMINISTRATIVE EXPENSES	1,466,174	1,056,224	4,862,649	3,373,154
DEPRECIATION AND AMORTIZATION	554,741	333,300	1,257,004	941,382
(RECOVERY OF) / PROVISION FOR DOUBTFUL ACCOUNTS	(296,655)	(414,144)	585,197	92,097

INCOME FROM OPERATIONS	6,527,560	5,234,644	7,400,477	8,066,214
FINANCE COSTS	60,240	897,452	2,502,864	3,711,054
OTHER EXPENSES	—	25,431	1,765	11,384

INCOME BEFORE INCOME TAXES	6,467,320	4,311,761	4,895,848	4,343,776
INCOME TAXES
CURRENT	852,638	857,955	1,304,047	1,624,384
DEFERRED	—	—	—	—

NET INCOME ATTRIBUTABLE TO SHAREHOLDERS	5,614,682	3,453,806	3,591,801	2,719,392
OTHER COMPREHENSIVE INCOME
FOREIGN CURRENCY TRANSLATION GAIN	37,053	712,729	4,359,375	1,575,226

COMPREHENSIVE INCOME	$5,651,735	$4,166,535	$7,951,176	$4,294,618

NET INCOME PER SHARE
BASIC	$0.4658	$0.4360	$0.3032	$0.3680

DILUTED	$0.4268	$0.3784	$0.2914	$0.3376

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING
BASIC	12,052,075	7,921,034	11,844,792	7,390,169

DILUTED	13,345,883	9,343,753	13,162,048	8,777,222

The accompanying notes are an integral part of the consolidated financial statements.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007
OPERATING ACTIVITIES
Net income	$3,591,801	$2,719,392
Non-cash items:
Depreciation and amortization	1,257,004	941,382
Loss on disposal of fixed assets	1,765	41,938
Financial and other non-cash services	2,981,411	2,833,329
Change in non-cash working capital items:
Inventories	(1,631,806)	(944,359)
Trade receivables, net of provisions	(1,588,938)	(4,998,619)
Prepayments	(167,126)	(13,535)
Accounts payables and accrued liabilities	(1,533,785)	2,863,371
Taxes (recoverable)/payable	(103,078)	675,179

Cash flow from operating activities	2,807,248	4,118,078

INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(1,286,623)	(851,116)
Sales proceeds of disposal of fixed assets	2,375	—
Construction in progress	(2,195,874)	(456,784)

Cash flow used in investing activities	(3,480,122)	(1,307,900)

FINANCING ACTIVITIES
Cash proceeds from issuance of common stock	137,536	4,075,000
Advances from directors	440,714	204,676
Repayment to related parties	—	(173,966)
Bank loan repayments	—	(82,808)
Deferred expenses	—	438,261

Cash flow from financing activities	578,250	4,461,163

NET CHANGE IN CASH AND CASH EQUIVALENTS	(94,624)	7,271,341
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3,096,966	332,586
Cash and cash equivalents, beginning of period	46,959,908	11,389,375

Cash and cash equivalents, end of period	$49,962,250	$18,993,302

SUPPLEMENTARY CASH FLOWS DISCLOSURES
Interest paid	$—	$141,164

Taxes paid	$1,009,545	$959,313

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued for services	$4,425,432	$58,219

The accompanying notes are an integral part of the financial statements.

HQ SUSTAINABLE MARTIME INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2008

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

NOTE 2 - NATURE OF COMPANY

HQ Sustainable Maritime Industries, Inc. (“HQS”) was initially incorporated as Sharon Capital Corporation, or Sharon, on September 21, 1989 under the laws of the State of Nevada. Sharon was a “blind pool/blank check” corporation organized for the purpose of purchasing, merging with or acquiring a business or assets from another company. In July 1990, Sharon was changed to PEI, Inc., which was subsequently changed to Process Equipment, Inc. in November 1990. On March 17, 2004, Process Equipment, Inc., Process Equipment Acquisition Corporation, a Nevada corporation and wholly–owned subsidiary of Process Equipment, Inc., or PEAC, and Jade Profit Investment Limited, or Jade, a British Virgin Islands limited liability corporation, entered into an agreement and plan of merger. Pursuant to that agreement, Process Equipment, Inc., through PEAC, acquired Jade, and 84.42% ownership in Jade’s subsidiary Hainan Quebec Ocean Fishing Co. Ltd, a People’s Republic of China, limited liability corporation, which we refer to as HQOF. As a result of that transaction, HQOF became our main operating subsidiary. In April of 2004, pursuant to the above agreement and plan of merger, the board of directors of Process Equipment, Inc. and a majority of the stockholders approved a name change and change of domicile of that company to Delaware via a merger with the newly formed wholly–owned Delaware subsidiary, HQS. The name change, change of domicile and merger became effective on May 19, 2004, with HQSB being the surviving entity in the merger and acquiring all the assets and liabilities of Process Equipment, Inc. On August 17, 2004, we have entered into a Purchase Agreement with Sino–Sult Canada (S.S.C.) Limited, a Canadian limited liability corporation (“SSC”), whereby we acquired Sealink Wealth Limited (“Sealink”), SSC’s wholly owned subsidiary incorporated in the British Virgin Islands. That purchase agreement has been filed as an exhibit to our current report on Form 8K filed with the Commission on August 18, 2004. Sealink is the sole owner of Hainan Jiahua Marine Bio–Products Co. Ltd., a limited liability company existing in China (“Jiahua Marine”) which is primarily engaged in the production and sales of marine bio–products and healthcare products in the PRC, as described in more detail in the above current report. Also as previously disclosed, in the same current report, SSC is owned by three of our current directors and executive officers who are also, together, indirect beneficial owners of the majority of our capital stock.

Further, as previously disclosed in the above current report, effective August 17, 2004, HQS caused Jade Profit Investment Limited, its wholly–owned subsidiary, to acquire the minority equity interest equal to 15.58% that Jade did not already own in HQOF, HQS’s principal operating subsidiary. This purchase was effected by Jade pursuant to the Purchase Agreement, dated as of August 17, 2004, between Jade and Hainan Fuyuan Investment Company Limited, the holder of the minority equity interest of HQOF being acquired by Jade. Jade has previously obtained all requisite governmental approvals in the PRC in order to consummate this transaction.

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

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses and debt, approximates their fair value at September 30, 2008 and December 31, 2007 due to the relatively short-term nature of these instruments.

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

The inventories at September 30, 2008 and December 31, 2007 are summarized as follows:

	September 30, 2008	December 31, 2007
Raw materials	$228,145	$288,656
Work-in-progress	187,434	106,756
Finished goods	2,093,943	482,304

	$2,509,522	$877,716

NOTE 7 - FOREIGN CURRENCY TRANSLATION

We follow SFAS No. 52, “Foreign Currency Translation”, for both the translation and re-measurement of balance sheet and income statement items into U.S. dollars. Resulting translation adjustments are reported as a separate component of accumulated comprehensive income (loss) in shareholders’ equity.

Our wholly owned Chinese subsidiaries maintain their books in Renminbi (“RMB”), the PRC’s currency, being the functional currency. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date.

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

Furthermore, effective November 7, 2006, the Company completed another financing transaction with a group of private investors for an amount of $5,000,000, bearing interest at 6.5% per annum. The financing consisted of two components: (a) promissory notes of the Company, in the principal aggregate amount of $5,000,000 due November 1, 2009 and (b) warrants registered in the name of each Investor to purchase an aggregate of up to 200,000 shares of our Common Stock. The Notes are convertible into shares of the Company’s $0.001 par value Common Stock at a conversion price of $5.00 per share. The Warrants expire on the fifth (5 th ) anniversary of the effective date of the reverse stock split. The exercise price to acquire a share of Common Stock is equal to the Conversion Price under the Notes, currently at the rate of $5.00 per share of Common Stock.

NOTE 10 - SEGMENTS

No geographical segment analysis is provided for the three months and nine months ended September 30, 2008 and 2007, respectively, as less than 10% of consolidated revenues and less than 10% of consolidated income from operations is attributable to the segment other than the Mainland China.

Business segment for the three months ended September 30, 2008

	Aquaculture Product	Health and Bio-product	Unallocated Items	Consolidation
Sales to external customers	$15,112,565	$7,357,619	$—	$22,470,184

Selling and distribution expenses	357,160	200,603	—	557,763
Marketing and advertising	—	724,511	—	724,511
General and administrative expenses	189,477	117,451	1,159,246	1,466,174
Depreciation and amortization	206,489	282,691	65,561	554,741
Provision of doubtful accounts	332,373	(629,028)	—	(296,655)
Finance costs	(1,299)	(83,758)	145,297	60,240
Income/(loss) before taxes	2,666,762	5,351,306	(1,550,748)	6,467,320
Income taxes	—	852,638	—	852,638
Net Income/(loss) for the period	2,666,762	4,498,668	(1,550,748)	5,614,682

Segment assets	$43,985,490	$32,664,101	$17,329,007	$93,978,598

Segment liabilities	$2,608,165	$2,184,690	$7,983,495	$12,776,350

Business segment for the three months ended September 30, 2007

	Aquaculture Product	Health and Bio-product	Unallocated Items	Consolidation
Sales to external customers	$10,268,845	$5,510,540	$—	$15,779,385

Selling and distribution expenses	98,782	123,620	—	222,402
Marketing and advertising	—	1,307,498	—	1,307,498
General and administrative expenses	238,904	59,142	758,178	1,056,224
Depreciation and amortization	175,444	102,813	55,043	333,300
Provision of doubtful accounts	13,379	(427,523)	—	(414,144)
Finance costs	(17,658)	15,019	900,091	897,452
Income/(loss) before taxes	2,604,216	3,426,471	(1,718,926)	4,311,761
Income taxes	405,776	452,179	—	857,955
Net income (loss) for the period	2,198,440	2,974,292	(1,717,160)	3,453,806

Segment assets	$31,479,120	$22,277,560	$1,875,538	$55,632,218

Segment liabilities	$3,989,163	$2,810,330	$7,736,193	$14,535,686

Business segment for the nine months ended September 30, 2008

	Aquaculture Product	Health and Bio-product	Unallocated Items	Consolidation
Sales to external customers	$31,242,097	$14,970,064	$—	$46,212,161

Selling and distribution expenses	651,165	460,706	—	1,111,871
Marketing and advertising	—	3,175,561	—	3,175,561
General and administrative expenses	630,617	445,566	3,786,466	4,862,649
Depreciation and amortization	567,873	497,206	191,925	1,257,004
Provision of doubtful accounts	583,544	1,653	—	585,197
Finance costs	(20,737)	(124,289)	2,647,890	2,502,864
Income/(loss) before taxes	4,579,139	7,101,116	(6,784,407)	4,895,848
Income taxes	—	1,304,047	—	1,304,047
Net Income/(loss) for the period	4,579,139	5,797,069	(6,784,407)	3,591,801

Segment assets	$43,985,490	$32,664,101	$17,329,007	$93,978,598

Segment liabilities	$2,608,165	$2,184,690	$7,983,495	$12,776,350

Business segment for the nine months ended September 30, 2007

	Aquaculture Product	Health and Bio-product	Unallocated Items	Consolidation
Sales to external customers	$24,736,746	$12,553,067	$—	$37,289,813

Selling and distribution expenses	256,309	311,072	—	567,381
Marketing and advertising	—	3,815,475	—	3,815,475
General and administrative expenses	515,259	183,784	2,674,111	3,373,154
Depreciation and amortization	509,027	271,086	161,269	941,382
Provision of doubtful accounts	18,464	73,633	—	92,097
Finance costs	(24,614)	41,000	3,694,668	3,711,054
Income/(loss) before taxes	5,118,306	5,845,919	(6,620,449)	4,343,776
Income taxes	747,186	891,070	(13,872)	1,624,384
Net income (loss) for the period	4,371,120	4,954,849	(6,606,577)	2,719,392

Segment assets	$31,479,120	$22,277,560	$1,875,538	$55,632,218

Segment liabilities	$3,989,163	$2,810,330	$7,736,193	$14,535,686

NOTE 11 - CAPITAL COMMITMENT

A. CAPITAL COMMITMENTS

As of September 30, 2008, there were capital commitments amounting to $5,821,000, mostly related to the construction work of the feed mill and machinery purchase for the aquaculture product factory.

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

On July 30, 2007, First Cosmos Investments Limited, Sunny Future Group Limited and Newluck International Limited filed suit against HQ Sustainable Maritime Industries, Inc., Jade Profit Investment Limited, Red Coral Group Limited, Harry Wang, Lillian Wang and Norbert Sporns in the Court of Chancery of the State of Delaware. The suit asserts claims against all of the defendants for alleged breaches of certain Subscription Agreements and Stamped Agreements entered into by the defendants, and accuses Harry Wang, Lillian Wang and Norbert Sporns of various alleged breaches of fiduciary duty. The plaintiffs are seeking compensable, general and consequential damages in an unspecified sum. We have reviewed the complaint and believe that there is neither procedural nor substantive merit to the lawsuit. We believe that the lawsuit is subject to dismissal for lack of personal and subject matter jurisdiction, for failure to state a claim upon which relief may be granted, and for failure to assert the claims in a timely manner. The Court dismissed the case without prejudice in September 2008.

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

Furthermore, we also announced that we enhanced our sales force in the United States by recruiting Mr. Trond Ringstad as our Executive Vice-President Sales and Distribution and, recently, Mr. Bryan Gent as our Vice-President of Product Development. We believe, that their combined experiences in servicing the fish industry will impact significantly on the demand for our products.

In addition, from the first quarter of 2004, following our reverse merger with Process Equipment, Inc., we have been operating under the name of HQS. At that time, we owned 84.4% of HQOF, currently our principal operating subsidiary that processes our seafood products; in August 2004 we acquired the remaining ownership interest that we did not already own in HQOF. In August 2004, we acquired 100% interest in our other current wholly-subsidiary Jiahua Marine which operates a marine bio and healthcare plant, including nutraceuticals, in Hainan Province, China.

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

Results of Operations – Three Months Ended September 30, 2008 as Compared to Three Months Ended September 30, 2007

Total sales for the three months period ended September 30, 2008 increased by 42%, from $15,779,385 in 2007 to $22,470,184 in 2008, The gross profit for the three months period ended September 30, 2008 increased by 23% to $9,534,094 when compared to the same period of 2007. The overall gross profit ratio went from 49% for the three months period ended in September 30, 2007 to 42% for the corresponding 2008 period; that represents a significant improvement from the three months period ended in June 30th 2008 where the gross profit ratio stood at 34% during that period. That reduction in the gross profit ratio in the third quarter of 2008 compared to the third quarter of 2007originates mostly from increased manufacturing costs in the aquatic product segment combined to a different sales mix in the healthcare products segment. Income from operations for the three months period ended September 30th increased from $5,234,644 in 2007 to $6,527,560 in 2008. Income from operations improved in the current period, when compared to 2007, mostly due to an increase of sales and related gross profit. Net income increased substantially to $5,614,682 in the current period, from net income of $3,453,806 in the corresponding period of 2007. The increased income from operations as indicated above, added to a reduction of total finance costs to give effect to the gradual phasing out of the non-cash costs relating to warrants amortization costs and embedded conversion option on the promissory notes issued in 2006, which are recognized in accordance with FAS 123R and EITF 00-27, are the major components of the increased profitability experienced in the current three months period of 2008.

By Segments

Manufacturing and Selling of aquatic products

Hainan Quebec Ocean Fishing Co. Ltd (HQOF), is engaged in the manufacturing and selling of aquatic products. The sales contributed by this segment increased to $15,112,565 for the three months period ended September 30, 2008 compared to $10,268,845 for the corresponding period of 2007, an improvement of 47%. The related gross profit ratio of this segment went from 31% in 2007 to 24% for the three months ended September 30, 2008; that represents a significant improvement from the three months period ended in June 30th, 2008 where the gross profit ratio stood at 15% during that period. The reduction in gross profit in the third quarter of 2008 compared to the third quarter of 2007 is due to increased raw material costs of our fish in 2008 added to increased labor and manufacturing costs. This segment contributed $2,666,762 to our net income in the three months period ended September 30, 2008, as compared to a net income of $2,198,440 for the corresponding period of 2007, an increase of 21%. The increase in activity of this segment in 2008, together with reduction of tax rate to 0% in the aquaculture products led to an improvement in the profitability in the third quarter of 2008 compared to the same period of 2007.

Manufacturing and Selling of Marine Bio and Healthcare products

Our other manufacturing subsidiary, Jiahua Marine is engaged in the manufacturing and selling of healthcare and bio-products. During the three months periods ended September 30, 2008 and 2007, Jiahua Marine realized sales of $7,357,619 and $5,510,540 respectively, an increase of 34%. The gross profit ratio from this segment fell from 84% in the three months period of 2007 to 80% for the three months ended September 30, 2008; that represents a significant improvement from the three months period ended June 30th, 2008 where the gross profit ratio stood at 72% during that period. That reduction in the gross profit ratio in the third quarter of 2008 compared to the third quarter of 2007 is due to a different sales mix that occurred in 2008, as higher level of products carrying lesser gross profit were sold in 2008. The net income contributed by this segment was $4,498,668 for the three months period ended September 30, 2008, compared to $2,974,292 for the corresponding period of 2007, an increase of 51%. The improvement in net income was mostly due to the increased sales in 2008 added to lower marketing and advertising expenses in the 2008 period compared to 2007.

By Operations

Sales. For the three months ended September 30, 2008 sales increased by $6,690,799 or 42,4% to $22,470,184. This improvement in sales resulted from a better performance of both segments in 2008, mostly the aquaculture product segment which experienced an increase of $4,843,720 or 47% compared to the same period of 2008. The health and bio–product segment improved its sales by $1,847,079 or 34% in the third quarter of 2008 compared to the same period of 2007.

Cost of Sales and Gross Profit. Cost of sales increased by $4,896,629 or 61% to $12,936,090 from $8,039,461 for the three months ended September 30, 2008, as compared to the corresponding period of the prior year. Increases in the manufacturing costs in the aquaculture products segment, more importantly the cost of raw materials and manpower, was the major cause of increased costs. The gross profit ratio fell from 49% for the three months period ended September 30th, 2007 to 42% for the corresponding period of 2008, mostly due to lesser profitability of sales in the aquatic segment, added to a disadvantageous sales mix in the health and bio-products segment. That indicates a significant increase from the three months period ended in June 30th 2008 where the gross profit ratio stood at 34% during that period.

Selling and Distribution Expenses. Selling and distribution expenses increased by $335,361 or 151% to $557,763 for the three months ended September 30, 2008, as compared to the corresponding period of the previous year. The increase originated mostly from higher volume of sales in the aquaculture product segment realized in the current period.

Marketing and Advertising Expenses. Marketing and advertising expenses decreased by $582,987 or 45% from $1,307,498 as compared to the corresponding period of prior year. The reduction in those expenses is mostly due to a winding down of publicity programs for those products which have been marketed for many years.

General and Administrative Expenses. General and administrative expenses increased by $409,950 or 39% to $1,466,174 from $1,056,224 as compared to the corresponding period of the previous year. The majority of the increase is the result of branding–related expenses, investors’ relations and other head office expenses.

Depreciation and Amortization. Depreciation and amortization increased by $221,441 to $554,741 in the current quarter when compared to the same quarter of 2007, mainly as a result of acquisition of fixed assets in 2008, which triggered additional depreciation in the current three month period ended in September 30, 2008.

(Recovery of)Provision for Doubtful Accounts. Recovery of doubtful accounts amounted to $296,655 for the three months ended September 30, 2008 compared to $414,144 for the corresponding period of 2007. The recovery originates mainly from a reversal of collection credit risks provided in previous quarters in the health and bio-product segment for an amount of $629,028.

Income from Operations. Income from operations for the three months period ending September 30 went from $5,234,644 in 2007 to $6,527,560 in the corresponding period of 2008. The improvement in income from operations in the three months period ending September 30, 2008 when compared to 2007 was mostly the result of increased sales and related gross profit from both segments, added to a reduction of marketing and advertising expenses in the health and bio-products segment.

Finance Costs. Finance costs decreased to $60,240 from $897,452 for the three months ended September 30, 2008 as compared to the corresponding period of the previous year. The decrease is due to a combination of reduced amortization of future conversion of warrants (non-cash) and embedded conversion option (also non-cash) on the promissory notes issued in 2006, as some notes matured in the first quarter of 2008. Those amortization costs were recognized in accordance with FAS 123R and EITF 00-27.

Other Expenses. For the three months ended September 30, 2008, other expenses were nil while they amounted to $25,431 for the three months period ended September 30, 2007.

Income before Income Taxes. In the three months period ending September 30, 2008, we realized an income before taxes of $6,467,320 compared to an income before taxes of $4,311,761 in the corresponding period of 2007. That significant improvement was the result of increased income from operations as described above coupled with reduced finance costs in the current period of 2008.

Current Income Taxes. Current income taxes decreased by $5,317 to $852,638 in the current three months period of 2008, from $857,955 in the corresponding period of 2007. Although the taxable income increased substantially in the current 2008 quarterly period, the reduction in the income tax rate since January 2008 to 0% in the aquaculture product segment brought down the overall tax rate at a significantly lower level in 2008 compared to the corresponding period of 2007.

Deferred Income Taxes. There was no deferred income tax recognized in both periods as there was no material timing differences to justify recognition of such deferred tax expenses.

Net Income Attributable to Shareholders. In the three months period ending September 30, 2008, we realized a net income of $5,614,682 compared to a net income of $3,453,806 in the corresponding period of 2007. As described above, the increase in gross profit from both our segments in the current 2008 period added to the reduction in marketing and advertising and finance costs were the most important factors justifying the increase in net income in 2008.

Results of Operations – Nine Months Ended September 30, 2008 as Compared to Nine Months Ended September 30, 2007

Total sales for the nine months ended September 30, 2008 increased by 24%, from $37,289,813 in 2007 to $46,212,161 in 2008. About 73% of the increase in sales originates from the aquaculture product segment. Gross profit for the nine months period ended September 30, 2008 increased by 9% to $18,392,759 when compared to the corresponding period of 2007. The gross profit ratio for the nine months period ended September 30, fell from 45% in 2007 to 40% in 2008. That reduction in the gross profit ratio in 2008 originates from both segments: the aquatic product segment experiencing increased raw materials and manpower costs while the healthcare products segment experienced a different mix of sales in 2008 compared to 2007. Income from operations for the current nine months period decreased from $8,066,214 in September 2007 down to $7,400,477 in September 2008. Although the overall gross profit increased in the current 2008 period when compared to the corresponding period of 2007, the increase in overheads related to product branding, bad debts and other plants and head office general and administrative expenses where the major contributors to the reduction in income from operations in 2008. Net income increased from $2,719,392 in the nine months period ended September 30, 2007 to $3,591,801 in the corresponding period of 2008. The increased net income of 2008 was the result of reduced income from operations as described above, which was mostly offset by reduced finance costs and income taxes. The reduction in finance costs in 2008 is the result of the gradual phasing out of the amortization of non-cash costs relating to the warrants amortization and embedded conversion option on the promissory notes issued in 2006 which are recognized in accordance with FAS 123R and EITF 00-27. The reduction of income taxes is the result of a new tax legislation effective from January 1, 2008, which reduced our tax rate to 0% in our aquaculture product segment.

Segments

Manufacturing and Selling of aquatic products

Hainan Quebec Ocean Fishing Co. Ltd (HQOF) is engaged in the manufacturing and selling of aquatic products. The revenue contributed by this segment increased by $6,505,351 or 26% to $31,242,097 for the nine months ended September 30, 2008 compared to $24,736,746 for the corresponding period of 2007. The related gross profit ratio of this segment went from 26% for the nine months period ending in September 2007 compared to 22% in the corresponding period of 2008. The reduction in the gross profit ratio in 2008 originates mostly from increased manufacturing costs experienced in 2008. This segment contributed $4,579,139 to our net income in the first nine months of 2008, as compared to net income of $4,371,120 for the corresponding period of 2007. That increase is mostly due to the combination of increased sales and gross profit experienced in 2008 added to the reduction in income taxes related to a new tax legislation becoming effective January 1, 2008 which reduced our tax rate to 0% in our aquaculture product segment.

Manufacturing and Selling of Marine Bio and Healthcare products

Our other manufacturing subsidiary, Jiahua Marine, is engaged in the manufacturing and selling of healthcare and bio-products. During the nine months period ended September 30, 2008 and 2007, Jiahua Marine realized sales of $14,970,064 and $12,553,067 respectively, an increase of $2,416,997 or 19%. The gross profit ratio from this segment went from 84% in the nine months period ended September 2007 compared to 77% in the corresponding period of 2008. That reduction in the gross profit ratio experienced in 2008 is due to a different sales mix that occurred in 2008, as higher sales of products with lesser contributions were made. The major expense of this segment continues to be marketing and advertising, corresponding to 21% and 30% of revenues for the nine months ended September 30, 2008 and 2007 respectively. The net income contributed by this segment was $5,797,069 and $4,954,849 for the nine months ended September 30, 2008 and 2007, respectively. The increase in net income in 2008 was mostly due to the combination of increased sales and gross profit in 2008 added to decreased marketing and advertising expenses for the same period.

Operations

Sales. For the nine months ended September 30, 2008 sales increased by $8,922,348 or 24% to $46,212,161. This improvement in sales resulted from increased activities of both segments in 2008, mostly the aquaculture product segment which experienced an increase of $6,505,351 or 26%, while the sales from the health and bio product segment increased by $2,416,997 or 19% in the first nine months of 2008 compared to the corresponding period of 2007.

Cost of Sales and Gross Profit. Cost of sales increased by $7,385,292, or 36% to $27,819,402 from $20,434,110 for the nine months ended September 30, 2008, as compared to the corresponding period of the prior year. The combination of increased volume of sales and increased manufacturing costs in the aquaculture product segment was the major cause of the increase in cost of sales. The gross profit ratio reduced from 45.2% for the nine months ended September 30, 2007 to 39.8% for the same period of 2008. The overall gross profit ratio reduction in the current nine months period of 2008 originates from both our segments: the aquaculture product segment which suffered an increase in processing costs, and the health and bio-product segment which experienced a different mix of products sold.

Selling and Distribution Expenses. Selling and distribution expenses increased by $544,490 or 96% from $567,381 to $1,111,871 for the nine months ended September 30, 2008, as compared to the corresponding period of the prior year. The increase was the result of higher volume of sales realized in the current period, leading to higher transportation costs in the first nine months of 2008, as compared to that of the corresponding period of 2007.

Marketing and Advertising Expenses. Marketing and advertising expenses decreased by $639,914 or 17% from $3,815,475, to $3,175,561 as compared to the corresponding period of prior year. Those expenses correspond to approximately 21% of the health and bio-product sales of 2008 sales compared to 30% of sales of 2007. The reduction in those expenses is mostly due to a winding down of publicity programs for those products which have been marketed for many years. Those advertising expenses for the promotion of our health and bio-products to achieve customer recognition are consistent with industry practices

General and Administrative Expenses. General and administrative expenses increased by $1,489,495 or 44% to $4,862,649 from $3,373,154 as compared to the corresponding period of the previous year. The majority of the increase results from additional branding-related expenses, franchise taxes and other head office expenses while the rest of the increase originates from additional general and administrative expenses in the subsidiaries where additional activity was created in 2008 compared to 2007.

Depreciation and Amortization. Depreciation and amortization increased by $315,622 or 34% to $1,257,004 as compared to the corresponding period of prior year, mainly as a result of acquisition of fixed assets in 2008, which triggered additional depreciation during the current period.

Provision for Doubtful Accounts. Provision for doubtful accounts amounted to $585,197 for the nine months ended September 30, 2008 compared to $92,097 for the corresponding period of 2007. The increase in the 2008 provision, originating mostly from our aquaculture segment, was set up in order to provide for potential losses in our receivables which did not materialize to date.

Income from Operations. Income from operations for the nine months period ending September 2008 decreased from $8,066,214 in 2007 to $7,400,477 in the corresponding period of 2008, a reduction of $665,737. That reduction in 2008 is mostly the result of a general increase in overhead expenses due to increased activities from both of our segments as described above.

Finance Costs. Finance costs decreased to $2,502,864 from $3,711,054 for the nine months period ended September 30, 2008 when compared to the corresponding period of the prior year, a reduction of $1,208,190. Included in the 2008 financing costs are the carrying interests on the promissory notes issued in 2006 added to the continued combination of amortization of the future conversion of warrants (non–cash) attributed to investors on those convertible promissory notes, and the amortization of the embedded conversion option (also non–cash) related to the same notes. Those non–cash related financial costs were recognized in accordance with FAS 123R and EITF 00–27. Such amortization will be repeated quarterly, on a pro–rata basis, until maturity of the underlying notes. Furthermore, included in the 2008 finance costs are non-recurring costs of $702,000 corresponding to the balance of costs we had to recognize during the second quarter of 2008, following the final judgement on the Westminster Securities and John O’Shea claims against the Company. Finally, the 2008 finance costs also include non-recurring penalties on late filing of the registration statement relating to the underlying shares of the convertible notes issued in November 2006; that filing document is effective since July 7, 2008.

Other Expenses. Other expenses fell from $11,384 for the nine months ended September 30, 2007 to $1,765 for the nine months ended September 30, 2008.

Income Before Income Taxes. For the nine months period ended September 30, 2008, income before income taxes increased to $4,895,848, from an income of $4,343,776 for the corresponding period of 2007. That increase experienced in 2008 was the result of decreased income from operations as described above which was offset by a reduction in finance costs in the same period.

Current Income Taxes. Current income taxes decreased by $320,337 to $1,304,047 from $1,624,384 in the first nine months of 2008. That reduction in current income taxes is mostly due to a new tax legislation that became effective on January 1, 2008 which reduced the income tax rate to 0% in our aquaculture products segment.

Deferred Income Taxes. There was no deferred income tax recognized in both periods as there was no material timing differences to justify recognition of such deferred tax expenses.

Net Income Attributable To Shareholders. The net income attributable to shareholders increased by $872,409 to $3,591,801 for the nine months ended September 30, 2008. Both segments experienced an increase in gross profit in the first nine months of 2008 when compared to 2007. A general increase in overhead expenses in 2008, offset by a decrease in marketing and advertising and finance costs explain the balance of the increase in net income experienced in the first nine months of 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents increased by $3,002,342 or 6%, to $49,962,250 at September 30, 2008, from $46,959,908 at December 31, 2007. As of September 30, 2008, working capital was $71,072,016 compared to $61,550,488 at December 31, 2007. The funds generated by the operating activities during 2008 were used mainly to support the increase in our business volume, more specifically our receivables and inventories levels.

Total assets increased by $9,651,732, or 11%, to $93,978,598 at September 30, 2008, from $84,326,866 as of December 31, 2007. Shareholders equity increased by $12,426,585, or 18%, to $81,202,248 at September 30, 2008, from $68,775,663 as of December 31, 2007.

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

We completed a financing in January 2006, in which we issued to a group of twenty one investors, in a private placement, (1) convertible secured promissory notes bearing interest at 8% per year which matured on January 25, 2008, in the aggregate principal amount of $5,225,000; (2) Class A warrants, with each warrant giving the right to the holder to purchase one share of our common stock at the exercise price of $6.00 until January 2009; and (3) Class B warrants, with each warrant giving the right to the holder to purchase one share of our common stock at the exercise price of $6.00 until January 2011. The net proceeds of this financing to us were $4,702,500, after deducting commissions and other costs of this transaction equal to $522,500. As of September 30, 2008, that financing was totally repaid.

We completed another financing in November 2006, in which we issued to two investors, in a private placement, (1) convertible promissory notes bearing interest at 6.5% and maturing in November 1, 2009, in the principal aggregate amount of $5,000,000 with the conversion price of $5.00 after reverse split and (2) warrants registered in the name of each investor to purchase an aggregate of up to 200,000 of our common stock, after reverse split, with each warrant giving the right to the holder to purchase one share of our common stock at the exercise price of $5.00 until the fifth anniversary of the effective date of the reverse stock split effectuated. As of September 30t 2008, 170,000 shares underlying exercised warrants were issued. The net proceed of this financing to us were $4,932,500, after deducting commissions and other costs of this transaction equal to $67,500 . The notes are due on November 1, 2009.

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

The ratio of current assets to current liabilities increased to 9.1 times ($79,838,551/$8,766,535) at September 30, 2008, from 6.2 times ($73,448,339/$11,897,851) at December 31, 2007.

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

a) Evaluation of Disclosure Controls and Procedures.

Management, which includes our Chief Executive Officer and Chief Financial Officer , is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework , is known as the COSO Report. Our Management has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2008.

The Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report on Form 10-Q for the Quarter ended September 30, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q. There were no changes in internal control over financial reporting (as defined in Rule 13a-15(e) under the Exchange Act) that occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(b) Changes in Internal Control over Financial Reporting.

During the Quarter ended September 30, 2008, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 30, 2007, First Cosmos Investments Limited, Sunny Future Group Limited and Newluck International Limited filed suit against HQ Sustainable Maritime Industries, Inc., Jade Profit Investment Limited, Red Coral Group Limited, Harry Wang, Lillian Wang and Norbert Sporns in the Court of Chancery of the State of Delaware. The suit asserts claims against all of the defendants for alleged breaches of certain Subscription Agreements and Stamped Agreements entered into by the defendants, and accuses Harry Wang, Lillian Wang and Norbert Sporns of various alleged breaches of fiduciary duty. The plaintiffs are seeking compensable, general and consequential damages in an unspecified sum. We have reviewed the complaint and believed that there is neither procedural nor substantive merit to the lawsuit. We believe that the lawsuit is subject to dismissal for lack of personal and subject matter jurisdiction, for failure to state a claim upon which relief may be granted, and for failure to assert the claims in a timely manner. The Court dismissed the case without prejudice in September 2008.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 25, 2008, we issued 45,432 common shares as a result of exercise of warrants to Tail Wind Fund Limited, one of our investors.

On September 5, 2008, we issued 6,468 shares to our four independent non-executive directors, Fred Bild, Daniel Too, Joseph I. Emas and Andrew Intrater to satisfy our obligations to pay each such director their remuneration in shares of our common stock pursuant to our independent non-executive director agreements with them. All of these shares were issued pursuant to the exemption provided by Section 4 (2) under the Securities Act for a transaction not involving a public offering.

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

Dated : November 10, 2008

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