Form 10-K
period 2008-12-31
HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
filed 2009-03-12
CIK 857073

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission file number: 001-22473

HQ SUSTAINABLE MARITIME INDUSTRIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	62-1407522
(State of incorporation)	(I.R.S. Employer Identification No.)

1511 Third Avenue, Suite 788,

Seattle, Washington 98101

(Address of principal executive offices)

(206) 621-9888

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name of Exchange on which registered
Common Stock, Par Value $0.001 Per Share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on December 31, 2008 was approximately $69,140,000

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At of December 31, 2008, there were 12,085,846 shares of Common Stock, $0.001 par value per share issued and outstanding and 100,000 Series A preferred stock, $0.001 par value per share, issued outstanding.

i

Forward Looking Statements — Cautionary Language

Certain statements made in these documents and in other written or oral statements made by HQ Sustainable Maritime Industries, Inc or on HQ Sustainable Maritime Industries, Inc’s behalf are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). A forward-looking statement is a statement that is not a historical fact and, without limitation, includes any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: “believe”, “anticipate”, “expect”, “estimate”, “project”, “will”, “shall” and other words or phrases with similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, trends in our businesses, prospective products, future performance or financial results. HQ Sustainable Maritime Industries, Inc. claims the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. Risks and uncertainties that may cause actual results to vary materially, some of which are described in this filing. The risks included herein are not exhaustive. This annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the SEC include additional factors which could impact HQ Sustainable Maritime Industries, Inc.’s business and financial performance. Moreover, HQ Sustainable Maritime Industries, Inc. operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on HQ Sustainable Maritime Industries, Inc.’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. In addition, HQ Sustainable Maritime Industries, Inc. disclaims any obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of the report.

ii

ITEM 1.	BUSINESS

As used in this annual report, “we”, “us”, “our”, “HQS”, the “Group”, “Company” or “our company” refers to HQ Sustainable Maritime Industries, Inc. and all of its subsidiaries and affiliated companies including Hainan Quebec Ocean Fishing Co. Ltd. or “HQOF” and Jiahua Marine Bio-Product Company Limited or “Jiahua Marine”.

History

Our company was initially incorporated on September 21, 1989 under the laws of the State of Nevada. On March 17, 2004, Process Equipment, Inc., Process Equipment Acquisition Corporation, a Nevada corporation and wholly-owned subsidiary of Process Equipment, Inc., or PEAC, and Jade Profit Investment Limited, or Jade, a British Virgin Islands limited liability corporation, entered into an agreement and plan of merger with us. Pursuant to that agreement, Process Equipment, Inc., through PEAC, acquired Jade, and 84.42 percent ownership in Jade’s subsidiary Hainan Quebec Ocean Fishing Co. Ltd, a People’s Republic of China, limited liability corporation, which we refer to as HQOF. As a result of that transaction, HQOF became our main operating subsidiary . In April of 2004, pursuant to the above agreement and plan of merger, the board of directors of Process Equipment, Inc. and a majority of the stockholders approved a name change and change of domicile of that company to Delaware via a merger with the newly formed wholly-owned Delaware subsidiary, HQS. The name change, change of domicile and merger became effective on May 19, 2004, with HQS being the surviving entity in the merger and acquiring all the assets and liabilities of Process Equipment, Inc. On August 17, 2004, we entered into a Purchase Agreement with Sino-Sult Canada (S.S.C.) Limited, a Canadian limited liability corporation (“SSC”), whereby we acquired Sealink Wealth Limited (“Sealink”), SSC’s wholly owned subsidiary incorporated in the British Virgin Islands. Sealink is the sole owner of Hainan Jiahua Marine Bio-Products Co. Ltd., a limited liability company existing in China (“Jiahua Marine”) which is primarily engaged in the production and sales of marine bio-products and healthcare products in the PRC, as described in more detail in this current report.

On April 16, 2004, HQ Sustainable Maritime Marketing Inc. (“HQS Marketing”) was formed and registered in USA, as a wholly-owned subsidiary of HQS. That subsidiary develops and markets our products in the United States.

On June 15, 2004, HQ Sustainable Maritime Marketing (Canada) Inc (“HQS Canada”) was formed in Canada and is wholly owned by HQS. HQS Canada commenced operations in June 2004, and performs business development, sales, and marketing in the Canadian market.

On May 6, 2005, Phoenix Global Creations Limited (“Phoenix”) was formed in British Virgin Islands as a wholly owned subsidiary of HQS. Phoenix was established as an investment holding company and is the parent company of Highest Quality Aquaculture Feed Products Co. Ltd.

On September 20, 2005, HQ Sustainable Maritime Industries (Hong Kong) Limited (“HQS HK”) was formed in Hong Kong and is wholly owned by HQS indirectly. The subsidiary is primarily engaged in the sales of healthcare products in Hong Kong.

On October 1, 2005, Highest Quality Aquaculture Feed Products Co. Ltd (“Feed Mill”) was formed in Hainan, PRC and is wholly owned by HQS indirectly. The construction of the Feed Mill began in 2008 and will produce extruded feed for tilapia. All related expenses and capital investments related to the new plant were transacted through the Feed Mill Company. The new Feed Mill is expected to start processing feed in first quarter 2009. The Feed Mill is a wholly owned subsidiary of Phoenix.

On November 29, 2007, Kingly Sun International Ltd (“Kingly Sun”) was formed in British Virgin Islands and is a wholly owned subsidiary of HQS. Kingly Sun was established as an investment holding company. It has been dormant during the year since its incorporation.

On November 29, 2007, Liberal Sky Holdings Ltd (“Liberal Sky”) was formed in British Virgin Islands and is a wholly owned subsidiary of HQS. Liberal Sky was established as an investment holding company. It has been dormant during the year since its incorporation.

On November 29, 2007, Unique Solutions Holdings Ltd (“Unique Solutions”) was formed in British Virgin Islands and is a wholly owned subsidiary of HQS. Unique Solutions was established as an investment holding company. It has been dormant during the year since its incorporation.

On June 10, 2008, Hainan Hongrui Fish Farming Co. Ltd was set up in the PRC and is wholly owned by Kingly Sun. The subsidiary has been dormant during the year since its incorporation.

On October 17, 2008, Hainan Jiabao Aquaculture Co. Ltd was set up in the PRC and is wholly owned by HQOF. The subsidiary has been dormant during the year since it incorporation.

Our headquarter office is located at 1511 Third Avenue, Suite 788, Seattle, Washington, and our telephone number is (206) 621–9888. The URL for our website is http://www.hqfish.com.

General Overview

We are a multi-national company with our headquarters and primary sales offices based in Seattle, WA. We are a vertically integrated aquatic product producer, processor, and farmer (e.g. through cooperative arrangements with pond farmers) with operations in the PRC of toxin free tilapia, other aquatic products, and marine bio and healthcare products. We use state-of-the-art and environment-friendly technologies in our production, processing, and cooperative farm operations. Our facilities are currently certified according to the HACCP standards, currently assigned an EU code required for exporting aquatic products to the EU, and are currently certified in accordance with the ACC standards. Our products are sold principally to customers in North America, Europe and Asia.

Established in 1999, our aquatic farming and processing operations are in Hainan Province, an island in the South China Sea which is situated within the most desirable latitude for raising tilapia. Hainan Province in southern China is designated by the Chinese government as a green province, where only environmentally friendly agri-food related industry and tourism are permitted. We purchase and process farm bred and farm raised tilapia through cooperative supply arrangements with local farmers and cooperatives. Our supply cooperatives, under our guidance, use feed formulated by us to optimize the natural toxin-free growth of farm raised tilapia. Starting in 2009 we will supply the farmers and cooperatives the feed formulation from our feed processing mill. Our tilapia products have achieved such a high level of toxin-free purity that we market these products as toxin free and natural tilapia. In addition, we purchase and process ocean-caught aquatic products through cooperative supply arrangements with the local fisherman for our marine bio healthcare products.

In August 2004, the company acquired Jiahua Marine, which develops, produces and sells marine bio and healthcare products in China. The principal products of Jiahua Marine are manufactured from fish by-products (tilapia and shark) that include shark cartilage capsules and shark liver oil products which are distributed exclusively in China. The products undergo substantial independent laboratory testing in China administered by the Ministry of Health in China and have resulted in a PRC National Certification for these products. These products have various perceived medicinal and health benefits. As part of the HQS’s vertical integration plan of tilapia, Jiahua Marine has introduced new bio and healthcare products made from tilapia in 2009.

From our headquarter office in Seattle, WA we have marketed and branded our high-quality toxin-free, tilapia products under the name TILOVEYA®. In early 2009 we will introduce a new family of frozen tilapia meals under the brand name of “Lillian’s Healthy Gourmet”. This new family of products will include an organic, natural and regular line of frozen tilapia meals.

Industry Overview

Aquaculture Industry

Aquaculture is the farming of aquatic animals or plants. Aquaculture is also the world’s fastest growing segment in the food production system and has been for the past two decades. According to a recent study by the FAO published on March 2, 2009 world fisheries production reached a new high of 143.6 million metric tonnes in 2006. The contribution of aquaculture to the world fisheries production in 2006 was 51.7 million tonnes of fish, which is 36 percent of world fisheries production up from 3.6 percent in 1970. Global aquaculture accounted for 6 percent of the fish available for human consumption in 1970. In 2006 global aquaculture accounted for 47 percent of the fish available for human consumption according to the FAO. The FAO report also describes that over half of the global aquaculture in 2006 was freshwater finfish. Based on the FAO’s projections, it is estimated that in order to maintain the current level of per capita consumption, global aquaculture production will need to reach in excess of 80 million tonnes of fish by 2050.

As the availability of sites for aquaculture is becoming increasingly limited and the ability to develop non-agricultural land is restricted, the competition to develop additional aquaculture production systems is intensifying. As the intensification for aquaculture production systems increases, the demand for institutional support, services and skilled persons is anticipated to increase, along with the demand for more knowledge-based aquaculture education and training as aquaculture becomes more important worldwide. China remains the largest producer of aquaculture products throughout the world with reported fisheries producing approximately 41.3 million tonnes in 2004. Within the global aquaculture industry, China accounted for 71.0 percent of the world’s supply of fish for direct human consumption and 29.9 percent of the total production by live weight in 2002.

Tilapia Industry

In 2005, according to the American Tilapia Association, tilapia production was second in volume to carp, and it is projected that tilapia will become the most important aquaculture crop in this century, potentially reaching $5.0 billion in global sales by 2010. Commercial production of tilapia has become popular in many countries around the world. Touted as the “new white fish” to replace the depleted ocean stocks of cod, Pollock, and hake, world tilapia production continues to rise and at least 100 countries currently raise tilapia, with the PRC being the largest producer. The American Tilapia Association further reports that world production of tilapia products reached approximately 2.5 million metric tonnes in 2007, of which China produced the dominant share of 45.0 percent.

One of the major outlets for Chinese-produced tilapia has been, and should continue to be, the United States. The following chart reflects the increase in per-capita consumption of tilapia in pounds in the United States in relation to other traditional types of seafood.

The following chart reflects the increase in imported tilapia to the United States during the periods indicated.

Separately, according to the International Trade Report produced in 2005 by the United States Department of Agriculture, or the USDA, “… U.S. per-capita seafood consumption has remained around 15 billion pounds through the late 1980s and 1990s; it is expected to increase as farm-raised products become cheaper. Currently, the United States consumes nearly 12 billion pounds of fish a year. By 2025, demand for seafood is projected to grow by another 4.4 billion pounds (2 million metric tonnes) above what is consumed today. In addition, it is estimated that by 2020, 50 percent of the U.S. seafood supply will come from aquaculture. Presently, more than 70 percent of the seafood consumed in the United States is imported, and at least 40 percent of that is farm-raised. Major changes in U.S. population, along with shifting demographics and economic growth, will alter the U.S. seafood market over the next decade, affecting the selection of products consumed. It is expected that fresh and frozen fish products will account for a growing share of overall seafood consumption, with shrimp remaining at the top. By 2020, shrimp, salmon, tilapia, and catfish will be the top four seafood products consumed…”

According to Globefish.org, during the past ten years, tilapia captured by fisheries have stabilized at 0.6 million metric tonnes, while their aquaculture production has grown from 0.55 million metric tonnes to 2.0 million metric tonnes. Tilapia is one of the top five seafood imports in the world. In 2005, more than $2.4 billion of tilapia was sold worldwide according to the FAO Fishstat 2007. The United States is the world’s largest consumer of tilapia after China. In 2007 the United States imported 437 thousand metric tonnes of tilapia, in 2005, tilapia moved up to the fourth-ranked most popular seafood after farm-raised shrimp, tuna and Atlantic salmon in terms of aquaculture products imported into the United States. In terms of volume, frozen whole round fish ranks first, followed by frozen fillets and, lastly, fresh fillets.

Health Benefits as the Driving Force for Growth in Tilapia Industry

The growing consumer demand for seafood is largely evolving from a new public awareness regarding its health and nutritional benefits. The USDA “pyramid” guidelines continue to support frequent fish consumption, and the USDA recently completed a highly technical nutritional analysis report about tilapia for the general public. The USDA’s Agriculture Research Service Lab reports that tilapia is moderate in polyunsaturated fatty acid (0.387 g/100g raw, 0.600 g/100g cooked), moderate in omega 3 fatty acids (0.141g/100g raw, 0.220g/100g cooked) and low in mercury (0.010 parts per million, which we refer to as PPM), which is considered to be non-detectable. With the increased awareness of the health concerns surrounding mercury, tilapia’s low mercury levels (0.010 PPM) distinguish tilapia favorably from other types of fish with higher mercury levels, such as swordfish (0.976 PPM), mackerel (0.730 PPM) and yellow fin tuna (0.325 PPM).

Over-the-Counter Marine Bio and Healthcare Products

As in the United States, because of the aging population, China is demographically attractive for healthcare companies. Of the 1.3 billion people in China currently, less than 8 percent of China’s population is 65 or older. However, by 2050 that proportion is expected to rise to 24 percent. It is expected as well that Chinese will benefit from double-digit annual growth in disposable incomes during this period. This will lead to increasing use of western therapeutics and “Over the counter” remedies. In addition, the market place is highly fragmented and a clear vision -like the one presented by HQS can benefit from this evolving situation. There are more than 4,000 manufacturers in China, but most of them lack scale and access to capital. From 2009 to 2011, $124 billion was allocated to healthcare expenditure in China. HQS has benefited from regulatory consolidation in the recent imposition of higher standards (GMP standards imposed in 2007) and will continue to be a leader in its emphasis on the highest quality standards.

The marine bio and healthcare products industry in China is also sizable, with approximately $6 billion in sales, which still constitutes only 3 percent of the world market. Currently, overall sales of these products in China have fallen slightly as compared to the previous year, as consumers gravitate toward branded products meeting international standards of excellence and proven benefit for consumers, and away from the less known brands and traditional remedies.

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

We believe that nutraceutical supplements in the feed industry is a sector that has strong growth potential, as the importance of aquaculture and aquaculture feeds increases. We manufacture actualized feeds, which involves choosing additives to be included in the feed, such as vitamin E, that promote health in fish, thus reducing the need for curative measures such as antibiotics. Once embedded in the flesh of the fish, vitamin E increases the shelf life of the fish and also introduces an additional source of vitamin E to its consumers. Other similar nutraceutical supplements can also be used.

Our Products

Tilapia

Tilapia is currently farmed throughout many countries around the world because this fish is disease-resistant, reproduces easily, eats a wide variety of feeds and tolerates a variety of poor water quality even water with low dissolved oxygen levels. Although there are many species of tilapia, only a few species are farmed for human consumption. The most common species that is farmed commercially is the black, or Nile, tilapia that is grown in ponds, cages or rice fields.

In response to increasing demand for tilapia, we export from our subsidiary in the PRC varying quantities of tilapia in different forms to the United States, Europe, Asia and other regions. In 2007 we launched a marketing and distribution initiative in the United States and Europe with our TILOVEYA® brand tilapia. We continue to promote our TILOVEYA® brand with several leading distributors and retailers in Europe and the United States. We also entered into an exclusive agreement with the Beijing division of Newly Weds® Foods, Inc. to introduce an innovative line of battered and breaded flavored TILOVEYA® fillet for the Chinese consumer. In addition, we co-developed a process and natural flavoring giving tilapia the taste, texture and aroma of fresh ocean-caught fish. We will process such products without the drawbacks of ocean-caught product such as ocean waste and, ecological management. The tilapia products sold by us are mainly in the following forms: whole round frozen, gutted and scaled, boneless-skinless tilapia fillets, block frozen tilapia fillets and, more recently, we began selling boneless-skin-on tilapia fillets.

In 2008 we developed a family of frozen tilapia meal products under the brand name of “Lillian’s Healthy Gourmet”. The family of products will have three lines focusing on organic, natural and regular frozen meals. These meals will be processed by a variety of manufacturing facilities in North America including Marsan Foods located in Toronto, Canada. Marsan is the top Canadian processor of Private Label entrées and branded Healthcare products. We will begin to sale the products under the “Lillian’s Healthy Gourmet” brand to distributors and retail chains in the first part of 2009.

Our principal operating subsidiary with respect to our seafood products is Hainan Quebec Ocean Fishing Co. Ltd., a company organized in the PRC (“HQOF”).

Marine Bio and Healthcare Products

Since the August 2004 acquisition of our wholly-owned subsidiary, Hainan Jiahua Marine BioProducts Co. Ltd. (Jiahua Marine), a Chinese limited liability company, we have also been engaged in the development, production, and sales of marine bio and healthcare products in the PRC. We acquired Jiahua Marine pursuant to a purchase agreement with Sino-Sult Canada Limited (SSC), a Canadian limited liability company, and Sealink Wealth Limited (Sealink), a British Virgin Islands limited liability company, a wholly-owned subsidiary of SSC and the then sole shareholder of Jiahua Marine.

The principal products of Jiahua Marine are manufactured from fish by-products (tilapia and non-endangered shark) that include shark cartilage capsules and shark liver oil products which are distributed exclusively in China. The products undergo substantial independent laboratory testing in China administered by the Ministry of Health in China and have resulted in a PRC National Certification for these products. These products have various perceived medicinal and health benefits. As part of the HQS’s vertical integration plan of tilapia, Jiahua Marine has introduced new bio and healthcare products made from tilapia in 2008.

These products have proven medicinal and health benefits that include:(1) increasing the efficacy of the immune system, correcting blood acidity, (2) reducing fatigue, (3) improving absorption of oxygen into the blood, (4) activating the anti-cancer cells (a major component of the innate immune system), (5) strengthening of bones, and (6) increasing subcutaneous moisture which has anti-wrinkle qualities. All of our healthcare products have undergone stringent independent laboratory testing in China. These tests are administered by the Ministry of Health in China. As part of this process, several laboratories are selected at random from a pool of top university laboratories to conduct tests which must confirm the results and claims of the applicant company. The applicant company can make claims about the health benefits of its products only after such stringent, independent validation of its claims by selected laboratories have been verified. Our claims in respect of our healthcare products have been rigorously tested and proven in China through the above process. Clinical trials and laboratory testing in China by selected university laboratories have resulted in a PRC National Certification of Excellence.

These products are currently sold throughout China, are naturally derived from ocean-harvested by-products and are winners of Science and Technology Progress Awards in China.

Jiahua Marine has its own research and development team which is responsible for developing new products made from Tilapia and other fish by-products.

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

As part of the HQS’s vertical integration plan of tilapia, Jiahua Marine has introduced and will continue to introduce new bio and healthcare products made from tilapia in 2009. The products introduced thus far include; (1) Shalitong Capsules which are made from the amino acids of Tilapia and help in the digestive functions of the body; (2) Xueyuan Capsules vitamin supplement including collagen polypeptides and vitamins; (3) Yubaobaokang Capsules which contain iron supplements and increase appetite; and (4) Cephalin Capsules made with Tilapia brain extract improves brain function and memory functions and helps resist the aging process of the brain.

In addition to the marine bio and healthcare products that we currently produce, we started the manufacturing of nutraceuticals generated from palm oil, or other natural or organic matters to enrich feed formulations for tilapia and shrimp farmed in the Hainan area. The enriched feed will have a longer shelf life, and we expect that the benefits of the enriched feed will pass to the end users of our tilapia products, the ultimate customers. These ingredients help improve general health, growth, feed conversion and meat quality of fish and shrimp. Our marine bio and healthcare products processing plant is located in the Wenchang City of Hainan Province and has two production lines, a powder-product line and an oil-product line. These production lines are suited for the manufacture of nutraceutical components. The plant is equipped with a specific gravity molecular separator and accessory equipment for the manufacture of nutraceutical products that serve as feed additives in the production of feed, including tilapia and shrimp feed.

Shrimp

Our principal shrimp product is the white shrimp. Our shrimp is exported to various countries in the following forms: head-on shell-on shrimps, headless shell on shrimps, peeled tail-on shrimps, peeled and deveined shrimps, peeled and undeveined shrimps. All orders can be packaged in accordance with the requirements of the buyer, either block or individually quick frozen.

Our Principal Competitive Strengths

We believe we have the following principal competitive strengths:

•

Quality Toxin Free Tilapia Products. We produce toxin free tilapia products and have developed a farming system that avoids the use of antibiotics, hormones and other potentially toxic chemicals. Our tilapia is raised in ponds of pure rain water collected for aquaculture. Two other species of fish are introduced into the ponds to maintain the pond’s health naturally. One of the species is a bottom feeder that cleans up all the waste at the bottom of the ponds (carp), and the other species is a predator fish that eliminates all of the unhealthy fish (snakehead). We formulate feed without fishmeal and produce feed supplements in our healthcare products processing plant to enrich this feed. It is our policy to raise toxin free tilapia to distinguish our company from other tilapia producers. The latitude and the pristine environment of the Hainan providence of China has provided us with the optimal conditions for toxin free aquaculture production.

•

Vertically Integrated Operations. The completion of our own feed mill in early 2009 (construction was started in 2007) is an important additional step towards our goal of complete vertical integration of our operations. Thus, allowing us to further control and monitor the quality of our aquaculture products, as well as control our costs. The local farmers that we have cooperative arrangements with use our production methods and allow us to constantly monitor the production process for highly consistent production that results in high quality products at the time of harvest.

•

Environmental and Quality Assurances We are the leader in environmental and quality assurances of aquaculture products. We have adopted and implemented stringent quality control measures and procedures throughout the production process, in order to comply with the various environmental and quality standards, such as the HACCP and the EU import standards. We are also certified in accordance with the ACC standards and positioning ourselves for completely organic production certification of our tilapia products in accordance with market demands. We use state-of-the-art technologies in our farming, feed formulation and processing operations. We have adopted modern and environmentally friendly and responsible technology in our production and processing of tilapia, shrimp, and marine bio and healthcare products, which we believe have been recognized through the certifications our plants possess.

•

Strategic Location in Hainan Province, China. Our processing facilities are geographically well-positioned in Hainan Province to leverage favorable climatic conditions, abundant water supply and pristine environment, and a readily available source of labor for our processing plant. We are also located near a Seaport near the city of Wenchang, and our processing facilities are conveniently located near the farmers from whom we obtain our supply of tilapia and shrimp

•

International and Domestic Sales and Marketing Efforts. Our Seattle office allows us to differentiate our TILOVEYA® brand and marketing initiative of our toxin free tilapia products. Following the success of the TILOVEYA® brand, we will introduce in 2009 a family of frozen tilapia meal products under the brand name of “Lillian’s Healthy Gourmet”. The family of products will have three lines focusing on organic, natural and regular frozen meals. The “Lillian’s Healthy Gourmet” brand will help us continue to establish our products as the toxin free tilapia products of choice both domestically and internationally. Sales from both the Seattle and China offices complement our multi-national sales efforts to become the world leader in toxin free tilapia products.

•

An Established Track Record and Brand Name in the Industry. We have an established track record and recognized brand name in the industry and have received numerous awards and certifications confirming the success of the company in distinguishing itself from its competition.

•	Competitive Cost Structure. We benefit from competitive cost structures due to the lower labor costs in China as compared to other companies of similar products.

Our Growth Strategies

Our objective is to become the world leader in vertically integrated production, processing and raising of toxin-free tilapia products. This includes the use of tilapia bi-products to increase our marine bio and healthcare products, with a primary focus on increasing our own seafood products. To achieve this goal, we intend to implement the following strategies:

•

We will complete a new large-scale feed mill in early 2009, to supply our existing and anticipated new cooperative fish farmers with our fish food formula. The new feed mill will help to increase our aquatic profit margin and to guarantee our product quality and further vertically integrate our operations;

•	We intend to achieve completely organic production of our tilapia products and to pursue organic certification of our farms as market demand dictates;

•	We plan to expand direct and retail sales of our health products in China and internationally and to add other products we currently have in the development pipeline;

•	We plan to expand our development of health products by using the by-products of tilapia, which will help increase the overall aquatic products’ gross margins;

•	We plan to expand our cooperative farming arrangements to increase the availability of tilapia to meet anticipated growth in demand;

•	We plan to construct our own tilapia farmed ponds to improve growth time and quality of our product and further vertically integrate our operations;

•	We plan to continue to expand our production and processing facilities in China to satisfy the anticipated growing demand for our products;

•

Our Seattle office allows us to increase awareness of the importance of our toxin free products and to benefit from more direct sales. The Seattle office also allows us to expand our distribution options in North America and Europe by broadening the variety of products we offer to cater to the demands of our customers; and

•

We plan to expand our product offering to include our family of frozen tilapia meals. We will also continue our branding and marketing initiatives in North America and Europe to introduce our new family of products to major retail and food service chains. Our new family of products like the TILOVEYA® brand will focuses on branding our products as the toxin-free solution for aquaculture products.

Manufacturing and Production

Marine Bio and Healthcare Products

Our plant for processing marine bio and healthcare products consists of two production lines: a powder-product line and an oil-product line. The production lines are equipped with a complete set of imported and domestic made devices, including a vacuum frozen dryer for bio-products, a molecular distillation device, a micro-disintegrator, a packing machine and test instruments. Our raw material treatment workshops (e.g. work area) includes an extraction workshop, a freezing and drying workshop, a powder distillation workshop, and a finished product workshop for our powder line. Our pre-treatment workshops include a cooling and filtration workshop, a molecular distillation workshop, a supplemental items workshop and a capsule workshop for our oil line.

This plant is equipped with a molecular distillation device, which produces a variety of refined oil products including vitamin E used for human consumption and as a supplement to tilapia and other feeds. These vitamins are processed from natural products, such as palm oil. This plant has been certified in accordance with the China National Health Inspection program as a “Chinese Good Manufacturing Practice” (GMP) by the Hainan Provincial Health Bureau. We believe that our nutraceutical business is closely connected to our planned expansion including the completion of our own feed mill described below. Actualized feed additives provide health benefits to the fish, such as increasing health and avoiding the use of curative measures involving antibiotics. The consumers of these fish products in turn benefit from increased shelf life of the fish products, and from the additional sources of vitamin E resulting from the consumption of our products.

Aquaculture Products

Our plant for processing aquatic products is a Canadian designed facility located in Hainan, China. We operate six processing lines, which consist of two filleting lines, two whole round fish processing lines (principally tilapia which is gutted, scaled and gilled), and two block processing lines . This processing plant is capable of processing an average of approximately 30,000 metric tonnes (additional capacity of 10,000 metric tonnes was completed in August of 2008) per year of whole round fish (principally, tilapia), 10,000 metric tonnes per year of fillet tilapia and 3,000 metric tonnes per year of all forms of shrimp. Such capacity may become inadequate to meet our projected demand from our existing customers and the national retail food service chains targeted by us. Based on our projected need for expansion, we will complete in 2009 a large scale feed mill, to supply our existing and anticipated new cooperative fish farmers with our fish food formula. See “Construction of Feed Mill and Processing Plant.” We have completed taste trials with several national retail food service chains, and, we expect to phase in deliveries in the second half of 2009 . The scale of production is a critical factor for such chains, and we expect that expanded production will enable us to enter into larger supply arrangements with several chains.

Construction of Feed Mill and Processing Plant

In order to maintain the high quality of our products, we have constructed our own feed mill that will begin operations in early 2009 for the production of extruded (floating) feed formulations. This type of feed is the most efficient feed for our farming operations. In early 2009 we will begin producing the feed, free of antibiotics and fishmeal, and use feed additives manufactured in our nutraceutical plant. The feed formulations will be prepared with the benefit of the latest technologies to assure a minimum of toxicity. The feed will be enriched using omega 3 rich algae and vitamin E, as well as naturally sourced amino acids, which provide actualized benefits to the fish and the consumers thereof. The floating feed formulations will reduce waste in the aquaculture reservoirs, thus reducing the requirement for chemicals to stabilize reservoir health. The feed mill will allow us to continue our vertically integrated production strategy, ensuring quality control throughout the entire production and processing cycle. We plan to partner with other parties, as appropriate, to produce the optimum formulation of feed. Presently, there is no high quality floating feed production in Hainan. This expanded production will satisfy our own demand from our cooperative farmers, as well as to manufacture feed for other farmed operations in Hainan such as shrimp and other farmed species. Upon completion in 2009, the plant will manufacture some 100,000 metric tonnes annually of feed.

We expect that the new processing plant will provide for value added production, allowing us to make fish blocks as well as the fillets and whole round products that we currently manufacture.

Distribution Channels

At the present time, we distribute our seafood products principally in the United States and Europe, and we sell all of our marine bio and healthcare products exclusively in the PRC. Through our Seattle office, we are able to work directly with wholesale and retail buyers. The programs established with retail distributors are rather different than with wholesalers. Retailers require product introduction and marketing support and pay differently than wholesalers. The latter generally take delivery of product ex-plant and pay through a letter of credit, while the former take delivery in the United States and pay on negotiated terms.

The Seattle office is charged with maintaining existing accounts and introducing our toxin free tilapia products to a new target market of retail and food service industry purchasers. We plan to introduce our family of products branded “Lillian’s Healthy Gourmet” throughout North America in 2009. We are currently selling our toxin free tilapia products to the European market through distributors and retailers. We are actively seeking to expand our distributor network in Europe for our TILOVEYA® brand.

Currently, all of our marine bio and healthcare products are sold in the PRC. Through our subsidiary Jiahua Marine, we currently sell a range of healthcare products under the brand name “Jiahua” in the PRC.

Our China sales are principally marketed through our offices in Wenchang to customers that include domestic supermarkets, airlines, hotels and local distributors. Direct sales of healthcare products target tourists in various popular destinations in China, such as Sanya, Beihai and the Three Gorges project. Seminars are organized for these tourists that usually result in the purchase of our products. These products are also sold in various chain stores, over the internet, and through mail order sales throughout China.

Commencing in 2003, our subsidiary Jiahua Marine has been pursuing a sales strategy which we believe will lead to strong growth in the current and future years. As part of this strategy, a unique direct marketing campaign has been introduced in conjunction with large scale tours organized throughout China in prime tourist destinations—Sanya, Beihai (China’s premiere tropical leisure vacation centers) and the Three Gorges project. These tours are captive audiences learning about the health advantages of the products during an outing associated with their leisure activities. In addition, since 2003, sales have begun in Hualian Supermarket Co. Ltd. (one of the largest specialty chains in China with over 1,200 outlets, the first publicly listed supermarket retailer in China), as well as in health product and pharmaceutical outlets throughout China. Our five largest customers accounted for 38.6 percent of our consolidated sales for the year ended December 31, 2008. They account individually for approximately 9.1 percent, 8.4 percent, 7.8 percent, 6.8 percent and 6.5 percent of consolidated sales in 2008. In the future, we may continue to have several significant customers, the loss of any of which could have an adverse material effect on us. See also “Risk Factors—A Few Customers Account for a Significant Portion of our Business.”

Advertising and Marketing

Our sales and marketing team consists of ten members that are under the overall supervision of Mr. Harry Wang Hua, our Chief Operating Officer. Our sales and marketing team is responsible for establishing our sales and distribution networks both domestically and internationally, promoting our image and product awareness and maintaining our customer relationships. As part of his duties, Mr. Harry Wang Hua leads our plant management teams for both marine bio and healthcare products and aquaculture products. The Seattle personnel are responsible for increasing awareness and focus of our branding and marketing initiative, the rollout of our toxin free TILOVEYA® brand, and the rollout of our family of products under the “Lillian’s Healthy Gourmet” brand.

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

In February 2006, we established our corporate headquarters, marketing and sales office in Seattle, Washington, thus creating a strong presence in the U.S. market. This office allows us to increase awareness of the importance of our toxin free product focus and to reap the benefits of more direct sales, increasing our overall sales, market penetration and profitability. We expect to also be able to broaden the scope of our products to cater to additional seafood purchasing requirements.

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

We believe that operating costs for organic culture should be lower than intensive farming, with the feed remaining the key operating cost. We have determined that organic production of tilapia is technically possible in Hainan Province. Further, our preliminary evaluation of farm production economics (such as feed costs, feed conversion ratios, growth rates and yields) as they relate to expected market demand indicates that we could engage in organic farming profitably. Therefore, we will finish the construction of a large-scale feed mill in early 2009 and pursue organic certification of our farms and commence organic tilapia production.

We anticipate that, following our construction of a large scale feed mill and processing plant, our tilapia products will meet organic standards as defined by The US Department of Agriculture.

In January of 2008 the Company received the Certification attesting to the organic standards for its tilapia production, processing, labeling, marketing and management system. Certification came after an initial annual audit conducted by Beijing Continental Hengtong Certification Co., Ltd. (CHTC), a certifier authorized by The China National Accreditation Service for Conformity (CNAS) and the Certification and Accreditation Administration of the PRC (CNCA).

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

We typically have between five and ten cooperative supply agreements, which number may vary from time to time. We believe that these cooperative supply arrangements provide mutual benefits to the parties involved, as they help increase revenues of the local farmers, while ensuring a stable supply of quality raw tilapia to us.

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

Lillian’s Healthy Gourmet®

In August of 2008, we developed the concept of a family of products under the brand of “Lillian’s Healthy Gourmet”. This family of products is based on the concept of our toxin free tilapia products produced in Hainan Province, China. Individuals should be able to eat a convenient healthy seafood meal at a reasonable price, while maintaining their demanding life style. This family of products brand “Lillian’s Healthy Gourmet” is designed to meet the need for a convenient healthy seafood meal at a reasonable price. We have filed with the United States Patent and Trademark Office for trademark registrations in connection with our branding of the Lillian’s Healthy Gourmet family of products and these filings are pending approval from the authorities.

Competition

In general, the aquaculture industry is intensely competitive and highly fragmented. The PRC aquaculture industry is further open to competition from local and overseas operators engaged in aquaculture and from other captured fish producers. We compete with various companies, many of which are developing or can be expected to develop products similar to ours. For example, 8th Sea—The Organic Seafood Company currently produces and processes tilapia fillets in Brazil’s Parana state. Our main aquaculture products (tilapia and shrimp) are also facing competition from some other domestic aquaculture producers. Some of the domestic aquaculture processing companies in Hainan Province have obtained certifications similar to those we possess. However, we believe that the competition from such producers is minimal because, to the best of our knowledge, there are no competitors in Hainan Province that have a similar operating scale and production capacity, or that have developed the vertically integrated business model under which we operate.

Many of our competitors are more established than we are, and have significantly greater financial, technical, marketing and other resources than we presently possess. Some of our competitors have greater name recognition and a larger customer base. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements, and may be able to undertake more extensive promotional activities, offer more attractive terms to customers, and adopt more aggressive pricing policies. We intend to create greater brand awareness for our brand name(s) so that we can successfully compete with our competitors. We cannot assure you that we will be able to compete effectively or successfully with current or future competitors, or that the competitive pressures we face will not harm our business.

With respect to potential new competitors, although there are no formal barriers to entry for engaging in similar aquaculture processing production and activities in the PRC, we believe that the high infrastructure costs associated with developing and constructing processing plants and facilities does pose a barrier to potential competitors. Fish farms are tied directly to a processing plant and a new processing plant must either enlist new farms or build its own. Furthermore, measures addressing environmental considerations, such as water quality and waste water processing requirements, are costly to deploy on a greenfield site and are not readily available to all new companies. Accordingly, potential competitors have to mobilize extensive resources in order to maintain a presence similar to ours.

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

In addition, our facilities continuously pass USDC inspection in conformity with the USDC Global Seafood Inspection Program (voluntary).

ACC Standards

We have completed the process of certification of our processing plant in China in relation to shrimp and Tilapia processing in accordance with the Aquaculture Certification Counsel, Inc., or the ACC standards. The ACC standards are considered “super HACCP” standards, as they also take into account various environmental and social issues. ACC certification is required by many large retailers in the United States.

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

Assignment of EU Code

Our facilities have been assigned a European Union (EU), approval registration, referred to as an EU Code, required for exporting aquatic products to the EU. This requirement applies to production both inside and outside of the EU, and defines the applicable standards of the EEC for handling, processing, storing and transporting fish. Our aquatic products processing plant in China must meet or exceed these standards every year, in order to maintain the assigned EU Code. The assignment of the EU Code to us, and our ability to maintain it on an annual basis, evidence the fact that our products meet the EU importable food standards set by the relevant inspection agencies.

Product Liability Insurance

We have purchased general commercial liability insurance, which provides adequate aggregate product liability insurance based on industry standards. However, there is a possibility that our customers, or the ultimate buyers of our products, may have adverse reactions to the tilapia and other aquatic products or marine bio and healthcare products that we process and sell. Any such adverse reaction may result in actual or potential product liability claims against us, which may not be covered by our insurance or, if covered, may be significantly higher than the insurance amount. Such actual or potential product liability claims may have an adverse effect on our reputation and profitability.

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

In addition, HACCP and sanitary programs in China in accordance with the FDA’s HACCP standards are verified by the China Inspection and Quarantine Office, or CIQ, which is a branch of the State Administration for Entry-Exit Inspection and Quarantine of the PRC and, in our case, also by the Hainan Entry-Exit Inspection and Quarantine Bureau of the PRC. In addition, the CIQ evaluates the compliance by our processing plant with the EU standards described above under “—Assignment of EU Code.” As a result of such review, our aquatic products processing plant in China has received a CIQ certificate. The CIQ certificate must be renewed on an annual basis.

Our Work with the Hainan Province

We have enjoyed close collaboration with the local government as we conduct our operations in the Hainan Province. We have continued to expand our operations in that area and to foster close ties with the local government through the construction of our large scale feed mill, which will be completed in early 2009. See “Business—Manufacturing and Production—Construction of Feed Mill.” The success of our operations in the PRC depends in part on the continued investment by Hainan Province in the development of the local aquaculture industry. While there can be no assurances that such investment will continue, we believe that it should continue for the following reasons. The central government of China has limited Hainan Province to two areas of economic activity, agri-food and tourism. The resulting focus of the Hainan Province on the agri-food and tourism sectors creates a strong potential synergy with private sector companies intent on further development of these sectors. Part of the attraction for investors is the low tax rate in Hainan. In addition, foreign companies setting up new ventures in Hainan do not pay any tax for the two first years of profitable operations, then pays 7.5 percent for the following three years and 15 percent thereafter. For this reason, we plan to continue to structure and conduct our operations in China through the use of separate subsidiaries, held by foreign holding companies which are separate and distinct from holding companies already incorporated. In turn, these holding companies are held by HQS. Under these arrangements, we are not considered involved in joint ventures, but rather in wholly owned foreign enterprises, under the local law. Government support for such ventures meeting local needs is positive, and we believe our operations have already demonstrated our ability to channel this support in the manner favorable to our business and Hainan. We believe that not having a joint venture with the local government is the best way to minimize the potential for government interference and to maximize government support, and we plan to continue to conduct our business in China accordingly.

Furthermore, on March 17, 2007, a new PRC Enterprise Income Tax Law (EIT) was promulgated and introduced a new uniform tax regime in the PRC. The EIT became effective on January 1, 2008. That new Law provides, amongst other issues, that income derived from processing of fishery products and processing of agricultural products will be exempt from the EIT tax rate. Starting in 2008, our existing fish processing unit and our feed mill plant which is under construction will both benefit from a “0” percent tax rate. With regards to our nutraceutical unit, the income tax rate, under the new law, will increase by approximately 2 percent yearly until it reaches a maximum of 25 percent in 2012.

Employees

Through our subsidiaries, we currently employ approximately 600 employees, all of whom are full-time employees. They are located predominantly in the PRC. Of our key employees, Harry Wang Hua, He Jian Bo and Wang Fu Hai are located in China and are fully dedicated to our China operations. In addition, Lillian Wang Li, Norbert Sporns, and William Sujian contribute to both our China operations and our U.S. operations, depending on the needs of our business over time.

In addition, during the high season, we hire up to 100 part-time employees. We typically pay our local employees much higher wages than the required minimum wages, in order to attract and retain key employees. We have employment agreements with many of our full-time employees. None of our employees are covered by a collective bargaining agreement, and we believe our employee relations are good.

Properties

We own two processing plants located in Wenchang, Hainan Province, the PRC, and the related manufacturing equipment, office equipment and motor vehicles. We use one plant to process the seafood products we produce, and the other plant to process our marine bio and healthcare products. We are in the process of building a new feed mill which we expect to be completed in the first half of 2009.

In addition, we currently lease corporate premises for our United States headquarters located in Seattle, Washington, consisting of approximately 4,170 square feet, from Doncaster Investments NV, Inc. The term of the related lease is sixty months, which term commenced on December 1, 2005 and will end in December 1, 2010. Our base rental payment under the lease is $6,950 per month for 2009 and 2010.

Our properties are in good condition and are sufficient to meet our needs at this time. We do not plan to obtain additional space in the foreseeable future for the above cited plants but we intend to build or acquire additional processing facilities in the near future.

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

Our future capital requirements will depend on many factors, including industry and market conditions, our ability to successfully implement our new branding and marketing initiative and expansion of our production capabilities. We anticipate that we may need to raise additional funds in order to grow our business and implement our business strategy. We anticipate that any such additional funds would be raised through equity or debt financings. In addition, we may enter into a revolving credit facility or a term loan facility with one or more syndicates of lenders. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. Even if we are able to raise capital through equity or debt financings, as to which there can be no assurance, the interest of existing stockholders in our company may be diluted, and the securities we issue may have rights, preferences and privileges that are senior to those of our common stock or may otherwise materially and adversely affect the holdings or rights of our existing stockholders. If we cannot obtain adequate capital, we may not be able to fully implement our business strategy, and our business, results of operations and financial condition would be adversely affected. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In addition, we have and will continue to raise additional capital through private placements or registered offerings, in which broker-dealers will be engaged. The activities of such broker-dealers are highly regulated and we cannot assure that the activities of such broker-dealers will not violate relevant regulations and generate liabilities despite our expectation otherwise.

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

We have derived, and over the near term we expect to continue to derive, a significant portion of our sales from a limited number of customers. For example, our five largest customers accounted for a total of 38.6 percent of our consolidated sales for the year ended December 31, 2008, and they are all related to the aquaculture product segment. At December 31, 2008, approximately 46.3 percent of our trade receivables was from transactions with these five largest customers. The loss of any of these customers or non-payment of outstanding amounts due to the company could materially and adversely affect our business in terms of results of operations, financial position and liquidity.

We may be unable to continue to take advantage of the seasonal pricing fluctuation in sales of our products, and we may be adversely affected by the seasonal fluctuation in the prices we earn for our products.

We have experienced seasonal fluctuation in the prices we earn for our products, generally in the range of 15 to 20 percent. Pricing fluctuation occurs during the winter season when fish farms in the northern part of the PRC suspend production due to cold weather conditions. These weather related disruptions in supply permit us to increase the sales prices of our tilapia products. However, there can be no assurance that such premium pricing, benefiting our profitability, can be maintained in the future. Other factors, such as an increase in the cost of feed, might adversely impact on the cost of fish and lessen our margins and profitability.

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

In the winter of 2008 there was a winter freeze in mainland China that was exceptionally cold. This winter freeze killed a significant amount of the farmed tilapia in mainland China driving up the market price for live tilapia. At the same time oil futures and commodity future reached near record highs driving up the price of raw materials for our cooperative farmers. Thus, at different points in early 2008 the costs of raw material had risen faster than the market price of finished products causing a negative impact on various companies’ gross margins. We think it is highly unlikely that the above mentioned weather and market conditions will happen again, but there is no assurance that these market conditions will not occur again causing significant future price fluctuations or pricing control like occurred in 2008. The products and raw materials we use may experience price volatility caused by events such as market fluctuations or changes in governmental programs. The market price of these raw materials may also experience significant upward adjustment, if, for instance, there is a material under-supply or over-demand in the market. These price changes may ultimately result in increases in the selling prices of our products, and may, in turn, adversely affect our sales volume, revenue and operating profit.

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

In general, the aquaculture industry is intensely competitive and highly fragmented. We compete with various companies, many of which are developing or can be expected to develop products similar to ours. For example, 8th Sea—The Organic Seafood Company, currently produces and processes tilapia fillets in Brazil’s Parana state. Many of our competitors are more established than we are and have significantly greater financial, technical, marketing and other resources than we presently possess. Some of our competitors have greater name recognition and a larger customer base. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers, and adopt more aggressive pricing policies. We intend to create greater awareness for our brand names so that we can successfully compete with our competitors. We cannot assure you that we will be able to compete effectively or successfully with current or future competitors or that the competitive pressures we face will not harm our business.

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

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. Any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations.

Conversely, if we decide to convert our Renminbi into U.S. dollars for business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi we convert would be reduced. Any significant devaluation of Renminbi may reduce our operation costs in U.S. dollars but may also reduce our earnings in U.S. dollars. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

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

As of December 31, 2008, we had 12,085,846 shares of common stock issued and outstanding. As of the same date, there were 1,000,000 shares of our common stock issuable upon conversion of the convertible notes we issued in November 2006. In addition, we currently have outstanding Class A warrants to purchase up to 43,750 shares of our common stock, Class B warrants to purchase up to 114,583 shares of our common stock, Class C warrants to purchase up to 79,825 shares of our common stock, Class D warrants to purchase up to 141,200 shares of our common stock, and stock purchase warrants to purchase up to 30,000 shares of our common stock issued in connection with the November 2006 financing.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own two processing plants located in Wenchang, Hainan Province, the PRC, and the related manufacturing equipment, office equipment and motor vehicles. We use one plant to process the seafood products we produce, and the other plant to process our marine bio and healthcare products. We are currently in the process of building a new feed plant that is planned to be in operation in first half of 2009.

In addition, we currently lease corporate premises for our United States headquarters located in Seattle, Washington, consisting of approximately 4,170 square feet from Doncaster Investments NV, Inc. The term of the related lease is sixty months, which term commenced on December 1, 2005, to end December 1, 2010 Our base rental payment under the lease is $6,950 per month for 2009 and 2010.

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

There were no matters submitted to the vote of securities holders during the year ended December 31, 2008 except as follows:

On October 24, 2008, we held our annual meeting of stockholders in which a majority of the stockholders elected the current Board of Directors to hold office until the next Company’s Annual Meeting of Stockholders or until his or her successor is duly elected and qualified and ratified the appointment of Schwartz Levitsky Feldman LLP, as the Company’s independent certified public accountant.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our common stock commenced trading on May 17, 2007, on the American Stock Exchange (AMEX) under the symbol “HQS.”

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock, as reported by the OTC Bulletin Board until May 16, 2007, and the high and low closing price of our common stock since May 17, 2007 when our common stock commenced trading on AMEX. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions. The prices set forth below have been adjusted for the reverse stock split of our common stock.

	2008		2007
	High	Low	High	Low
First Quarter	$14.20	$9.04	$7.74	$4.00
Second Quarter	15.40	9.51	13.00	6.30
Third Quarter	16.45	3.85	10.45	8.25
Fourth Quarter	8.24	3.29	10.55	7.40

On December 31, 2008, the closing bid price of our common stock was $7.83

Holders of Record

As of December 31, 2008, we had approximately 1,100 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Recent sales of unregistered securities

On February 21, 2008, we issued 2,526 shares to our three independent non-executive directors to satisfy our obligations to pay each such director an annual bonus in shares of our common stock pursuant to our independent non-executive director agreements with them. All of these shares were issued pursuant to the exemption provided by Section 4 (2) under the Securities Act for a transaction not involving a public offering.

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

On September 5, 2008 we issued a total of 6,468 shares to our four independent non-executive directors, Fred Bild, Daniel Too, Joseph I. Emas, and Andrew Intrater to satisfy our obligations to pay each such director an annual bonus in shares of our common stock pursuant to our independent non-executive director agreements with them. All of these shares were issued pursuant to the exemption provided by Section 4 (2) under the Securities Act for a transaction not involving a public offering.

Transfer agent

Our transfer agent is American Stock Transfer and Trust Company. Its address is 59 Maiden Lane, Plaza Level, New York, New York 10038.

Dividends

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended December 31, 2008. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Equity Compensation Plan Information

On December 2004, our Board of Directors ratified grants of non-qualified stock options to purchase shares of our common stock under our Stock Option Plan to some of our executive officers and directors, as well as to several of our employees. Each of these new stock options has up to a ten-year term, is subject to the terms and conditions of the Plan, and is priced at $5.60 which represents the fair market value as of the initial grant date of November 23, 2004.

Specifically, in 2004, Norbert Sporns, our Chief Executive Officer, President and director, received 25,000 stock options. Lillian Wang, the Chairman of our Board of Directors, received 25,000 stock options. Harry Wang, our Chief Operating Officer, director and brother of Ms. Wang, received 25,000 stock options; and Fusheng Wang, our director in 2004, Honorary Chairman and father of Ms. Wang, received 50,000 stock options. Together, Norbert Sporns, Harry Wang and Lillian Wang also indirectly control the majority of capital stock of HQS. The stock options granted to each of them, as well as to Fusheng Wang, were fully vested when granted. In addition, our Chief Financial Officer, Jean-Pierre Dallaire, received 10,000 stock options. Mr. Dallaire’s options were vested in 2004 immediately as to 50% of the grant, with the remaining 50% vesting as follows:  1/3 on June 16, 2005,  1/ 3 on June 16, 2006, and the remaining  1/3 on June 16, 2007.

Further, at the same date, our Board of Directors ratified grants of stock options to thirteen other employees of HQS. These stock options were vested immediately as to 50% of each individual grant, with the remaining 50% vesting as follows:  1/3 on June 16, 2005, 1/3 on June 16, 2006, and the remaining  1/3 on June 16, 2007. In the case of one of the employees, the stock options were fully vested when granted.

Our Board of Directors believes that these stock option grants will help our company to continue to attract, retain and motivate our employees, directors and executive officers. In connection with these grants, our Board of Directors reserved 250,000 shares for issuance under the Plan. In addition, pursuant to the provisions of the Plan, our Board of Directors delegated the full power and authority to administer the Plan, in accordance with its terms, to our Compensation Committee presently consisting of Fred Bild, an independent director, and Daniel Too, also an independent director of HQS.

The following table provides information about option awards under our Stock Option Plan as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under employee compensation plans (excluding securities reflected in first column)
Equity compensation plans previously approved by security holders	53,750	$5.60	NIL
Equity compensation plans not approved by security holders
Total	53,750	$5.60	NIL

The Company did not repurchase any equity securities in the fourth quarter of 2008.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth, for the periods indicated, selected consolidated financial and other data. You should read the selected consolidated financial and other data below in conjunction with our consolidated financial statements and related notes and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included within this Form 10-K. We have derived the following selected financial data from our audited consolidated financial statements for the years ended December 31, 2008, 2007, 2006, 2005 and 2004.

Statement of operation data:	2008	2007	2006	2005	2004
Sales	$67,723,283	$54,970,211	$39,095,403	$27,553,030	$21,191,492
Cost of sales	39,525,933	29,426,918	21,917,345	16,002,911	16,082,992
Gross profit	28,197,350	25,543,293	17,178,058	11,550,119	5,108,500

Income from operations	15,048,886	12,850,000	7,042,230	4,582,933	459,479
Income before taxes	12,954,028	7,035,374	1,841,932	3,895,092	(229,590)
Net income attributable to shareholders	10,040,688	4,486,562	873,964	3,254,098	(383,943)

Balance Sheet data:
Cash and cash equivalents	54,920,548	46,959,908	11,389,375	5,140,159	4,551,505
Working capital	72,203,260	61,550,488	22,063,084	8,434,344	1,471,961
Total assets	100,186,273	84,326,866	41,852,480	24,416,680	20,925,662
Total liabilities	11,913,245	15,551,203	12,246,745	6,555,210	9,314,238
Shareholders’ equity	88,273,028	68,775,663	29,605,735	17,861,470	11,611,424

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General overview

We are a leader in toxin free vertically integrated aquaculture and aquatic product processing, with processing facilities located in Hainan, PRC. We market our products in Asia, America and Europe. We have two processing plants in Hainan, one that processes aquatic products providing toxin-free tilapia and other aquatic products, and the other processes marine bio and healthcare products. We seek to expand our operations through providing additional processing facilities (e.g. the construction of our third facility in early 2009, which will process extruded feed) in China and marketing efforts throughout North America and Europe.

Recently, we announced that we had entered into a conditional agreement with the government of Tayang Town in the Province of Hainan, PRC, in order to work with the cooperative farms which are capable of producing some 20,000 tonnes of live weight tilapia. We expect this agreement to result in doubling the farming capacity available to us.

In addition, you should consider the following information as you read the below results of operations discussion and our financial statements and related notes included elsewhere in this prospectus. From the first quarter of 2004, following our reverse merger with Process Equipment, Inc., we have been operating under the name of HQS. At that time, we owned 84.4 percent of HQOF, currently our principal operating subsidiary that processes our seafood products; in August 2004 we acquired the remaining ownership interest that we did not already own in HQOF. The fiscal year-end of Process Equipment was changed from April 30, to December 31 following the reverse merger. In August 2004, we acquired a 100 percent interest in our current subsidiary Jiahua Marine which operates a marine bio and healthcare plant, including nutraceuticals, in Hainan Province, China. In the first half of 2005, our aquatic processing plant stopped production in order to add production lines and increase its production capacity to properly meet forecasted incremental demand, which affected some of our operating results during that period.

Our business operations consist of two segments, the marine bio and healthcare product segment and the aquaculture product segment. Since the acquisition of Jiahua Marine, which represents the marine bio and healthcare product segment, those product sales have represented a significant contribution to the net income of the company and currently are higher profit margin products than our aquaculture products. The company expects the sales and contribution to net income to continue during the next year in similar proportions. However, as the marketing efforts increase in connection with the aquaculture product segment and the investment in the feed mill plant and equipment for new processing capacity of extruded feed is completed next year, the company expects that the aquaculture product segment will begin to contribute a greater portion of income and a higher profit margin in 2009 and beyond.

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

Inventories

Inventories are stated at the lower of cost and net realizable value. Cost is calculated on the weighted average basis and includes all costs to acquire and other costs incurred in bringing the inventories to their present location and condition. We evaluate the net realizable value of its inventories on a regular basis and record a provision for loss to reduce the computed weighted average cost if it exceeds the net realizable value.

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

Revenue recognition

The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer, including factors such as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, and collectibility is probable. The Company recognizes sales when the merchandise is shipped, title has passed to the customers and collectibility is reasonably assured.

Concentration of credit risk

Financial instruments that potentially subject our company to significant concentrations of credit risk consist primarily of trade accounts receivable. We perform ongoing credit evaluations with respect to the financial condition of our creditors, but do not require collateral. In order to determine the value of our accounts receivable, we record a provision for doubtful accounts to cover probable credit losses. Our management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectability of outstanding accounts receivable.

Recent developments

Results of Operations—Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Total sales for the year ended December 31, 2008 increased by $12,753,072, or 23 percent compared to the same period of 2007. The aquaculture product segment’s sales increased by $9,121,963, or 25 percent while the health and bio-products segment’s sales increased by $3,631,109 or 19 percent. Income from operations for the year ended December 31, 2008 increased by 17 percent when compared to 2007; that improvement was due mostly to the higher sales and gross profit of 2008 originating from both of our segments. A net income of $10,040,688 was generated in 2008, increasing from $4,486,562 in 2007, an increase of 124 percent in 2008. That significant increase in 2008 is attributable to the increased sales and gross profit of 2008 from both our segments, coupled to a reduction of financing costs in 2008 and no income taxes from our aquaculture products segment since January 2008. Financing costs have decreased by $3,194,383 or 55 percent to $2,662,734 as compared to $5,857,117 for 2007. Financing costs will continue to decrease in 2009 as the maturity of the promissory notes, triggering the warrants amortization costs (non-cash) and the related amortization of the embedded conversion option (also non-cash), will occur in November 2009. Those financing costs are recognized as such in accordance with FAS 123R and EITF 00-27.

Segments

Manufacturing and selling of aquatic products

Hainan Quebec Ocean Fishing Co. Ltd (HQOF), is engaged in the processing and selling of aquatic products. The revenue contributed by this segment was $45,370,400 and $36,248,437 for the years ended December 31, 2008 and 2007, respectively, an improvement of 25 percent. In 2008, the production capacity of our fish processing plant was increased by 50 percent, effective from the third quarter of the year. The related gross profit ratio of this segment was 25 percent and 27 percent for the years ended December 31, 2008 and 2007 respectively. The second half of 2008 showed a recovery in the percentage of gross profit as the first half gross profit margins were hurt significantly by the international markets not recognizing the difficult position of the tilapia industry in that period. This segment contributed $9,963,357 and $6,299,304 to net income for the year ended December 31, 2008 and 2007 respectively. The significant increase in sales and related gross profit of this segment in 2008, added to a bad debt recovery and no income taxes since January 2008 led to such favorable improvement in the profitability in 2008 compared to 2007.

Manufacturing and selling of health and bio-product

Our other manufacturing subsidiary, Jiahua Marine, is engaged in the manufacturing and selling of marine bio and healthcare products. During the years ended December 31, 2008 and 2007, Jiahua Marine realized sales of $22,352,883 and $18,721,774 respectively, an increase of 19 percent. The gross profit ratio from this segment was 75 percent and 84 percent for the years ended December 31, 2008 and 2007 respectively. That reduction in gross profit experienced in 2008 was the result of a different sales mix, added to development costs incurred in relation to new products to be marketed in 2009, and finally to market penetration costs incurred from the second half of 2008 The major expense of this segment was advertising, representing 20 percent and 28 percent of revenue for the year ended December 31, 2008 and 2007 respectively. The net income contributed by this segment was $8,999,699 and $7,984,935 for the years ended December 31, 2008 and 2007 respectively, an increase of 13 percent in the year in 2008.

Operations

Sales. For the year ended December 31, 2008, sales increased by $12,753,072 or 23 percent to $67,723,283 from $54,970,211. That significant increase in sales was the result of better performances of both segments in 2008: sales from the aquaculture product segment increased by $9,121,963, or 25 percent while sales from the health and bio product segment increased by $3,631,109, or 19 percent in 2008, compared to 2007. In 2008, the production capacity of our fish processing plant was increased by 50 percent, effective from the third quarter of the year.

Cost of Sales. Cost of sales increased by $10,099,015 or 34 percent to $39,525,933 from $29,426,918 for the year ended December 31, 2008, as compared to the year ended December 31, 2007. The overall gross profit margin decreased from 46 percent for the year ended December 31, 2007 to 42 percent for the year ended December 31, 2008, mostly due to the margin decrease in the health and bio-product segment related to product mix, development costs of new products to be marketed in 2009 and market penetration costs incurred in 2008.

Selling and distribution expenses. Selling and distribution expenses increased by $709,597 or 84 percent from $841,263 to $1,550,860 for the year ended December 31, 2008, as compared to 2007. The increase was the result of higher sales volumes realized in the current year from both our segments, including higher transportation costs.

Marketing and advertising expenses. Marketing and advertising expenses decreased by $735,921 or 14 percent from $5,162,299 to $4,426,378 for the year ended December 31, 2008, as compared to 2007. The reduction in those expenses is mostly due to the winding down of publicity programs for those products that have successfully penetrated the targeted markets and that have raised consumer awareness about our products. In 2008, we continued to maintain a high level of advertising in order to sustain our market share in this highly competitive market as is consistent with industry practices.

General and administrative expenses. For the year ended December 31, 2008, general and administrative expenses increased by $1,405,632 or 29 percent to $6,205,993, as compared to 2007. The major part of the increase was the result of additional costs related to Sarbanes Oxley’s documentation and audit requirements of section 404, increased franchise tax from State of Delaware, branding-related expenses, traveling, investors’ relations and other U.S. head office expenses.

Depreciation and amortization. Depreciation and amortization increased by $239,172 to $1,456,456 for the year ended December 31, 2008, mainly as a result of acquisition of fixed assets in 2008 triggering new depreciation charges.

(Recovery of)/Provision for doubtful accounts. Recovery of doubtful accounts amounted to $491,223 for the year ended December 31, 2008 compared to a provision of $672,086 for the year ended 2007. The 2008 recovery originated from the aquaculture segment where the statistical estimate provided in 2007 reversed in 2008.

Income from operations. Income from operations increased to $15,048,886 in financial year 2008, compared to $12,850,000 in 2007, an improvement of 17 percent. That improvement in 2008 is mostly the result of increased sales and related gross profit from both our segments in 2008 as described above, added to bad debt recovery and offset by increased selling, marketing and general and administrative expenses.

Finance costs. Finance costs decreased to $2,662,734 from $5,857,117 for the year ended December 31, 2008 as compared to the previous year, a reduction of $3,194,383 or 55 percent. Included in the 2008 finance costs are the non-recurring costs recognized in relation to the final judgment on the Westminster Securities and John O’Shea claims against the Company and settled in the first half of 2008. In addition, also included in the first half of 2008 non-recurring finance costs are the penalties and interests on late filing of the registration statement relating to the underlying shares on the convertible notes issued in November 2006. Finally, the carrying interests on the promissory notes issued in 2006 added to the continued combination of amortization of the future conversion of warrants (non–cash) attributed to investors on those notes of $10,225,000 issued in 2006, and to the amortization of the embedded conversion option (also non–cash) related to the same notes. Those non-cash financing costs were recognized in accordance with FAS 123R and EITF 00-27. Such amortization will be repeated, on a pro-rata basis, until maturity of the underlying notes. Finance costs will continue to decrease in 2009 as the maturity of the promissory notes will occur in November 2009.

Other income. Other income amounted to $567,876 in 2008 compared to $42,491 in 2007. The 2008 balance was mostly the result of a non-recurring gain on disposal of fixed assets of approximately $495,000 during the last quarter of 2008.

Income before income taxes. Income before income taxes increased by $5,918,654 to $12,954,028 for the year ended December 31, 2008, from $7,035,374 in 2007. That significant increase is the result of increased income from operations as described above coupled with a reduction in finance costs.

Current income tax. Current income taxes decreased by $453,836 to $2,094,976 from $2,548,812 for the year ended December 31, 2008 and December 31, 2007 respectively. Income taxes were lower in 2008 due to the application of the new PRC Enterprise Income Tax Law (EIT) which became effective on January 1, 2008. That new Law provides, amongst other issues, that income derived from processing of fishery products is now exempted from income tax while it stood at 15 percent in 2007. Furthermore, with regards to our nutraceutical unit, the income tax rate increased to 18 percent in 2008 from 15 percent in 2007; for that segment, the income tax rate will gradually increase to a maximum of 25 percent by 2012.

Deferred income tax. Deferred income taxes increased from NIL in 2007 to $818,364 for year ended December 31, 2008. The increase was the result of a non-recurring write-off of deferred taxation representing an expense of approximately $818,000 related to the sale of fixed assets. Otherwise, there was no deferred income tax recognized in both financial years as there was no other material timing differences to justify recognition of such deferred tax expenses.

Net income attributable to shareholders. Net income attributable to shareholders increased significantly from $4,486,562 for the year ended December 31, 2007, to $10,040,688 for the year ended December 31, 2008. That increase of 124 percent in net income was the result of increased sales and gross profit from both segments in 2008, added to a reduction in finance costs and income taxes as described above.

Liquidity and Capital Resources

Our cash and cash equivalents increased by $7,960,640 during the financial year of 2008, to $54,920,548. As at December 31, 2008, working capital was $72,203,260 compared to $61,550,488 at December 31, 2007. The funds generated by the operating activities during 2008 were used mainly to support the increase in our receivable and inventory levels, to decrease our payables and increase in our investment in the new feed plant under construction.

Total assets increased by $15,859,407 to $100,186,273 at December 31, 2008, from $84,326,866 as of December 31, 2007. Shareholders’ equity increased by $19,497,365, or 28 percent, to $88,273,028 as at December 31, 2008, from $68,775,663 as of December 31, 2007.

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

We also completed a financing in January 2006, in which we issued to a group of twenty one investors, in a private placement, (1) convertible secured promissory notes bearing interest at 8 percent per year which matured on January 25, 2008, in the aggregate principal amount of $5,225,000; (2) Class A warrants, with each warrant giving the right to the holder to purchase one share of our common stock at the exercise price of $6.00 until January 2009; and (3) Class B warrants, with each warrant giving the right to the holder to purchase one share of our common stock at the exercise price of $6.00 until January 2011. The net proceeds of this financing to us were $4,702,500, after deducting commissions and other costs of this transaction equal to $522,500. At December 31, 2008, that financing was totally reimbursed.

In addition, we also completed a financing in November 2006, in which we issued to two investors, in a private placement, (1) convertible promissory notes bearing interest at 6.5 percent and maturing in November 1, 2009, in the principal aggregate amount of $5,000,000 with the conversion price of $5.00 per share and (2) warrants registered in the name of each investor to purchase an aggregate of up to 200,000 of our common stock, with each warrant giving the right to the holder to purchase one share of our common stock at the exercise price of $5.00 until the fifth anniversary of the effective date of the reverse stock split effectuated in January 2007. At December 31, 2008, 170,000 such warrants were exercised, leaving a balance of 30,000 unexercised warrants. The net proceeds of this financing to us were $4,932,500, after deducting commissions and other costs of this transaction equal to $67,500. The notes are due on November 1, 2009.

In December 2007, we completed a follow-on offering by issuing 3,450,000 new shares of Common Stock to two underwriters (including the over-allotment of 450,000 shares) for a total gross consideration of $26,910,000 (corresponding to a net proceed of approximately $23,800,000). The Company intends to use this financing for the purpose of completing its new feed plant expected to be in operation in the first half of 2009, to build a new processing plant expected to be in operation in 2010 and to use the balance for general working capital purpose.

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

At present, about 38 percent of our consolidated sales are derived from our five largest clients, and our results of operations therefore depend on a small number of clients (39 percent in 2007). As part of our short and medium–term business plan, including our recent efforts to raise funds to support the anticipated expansion of our operations, we intend to invest in our infrastructure to construct a new processing plant and our own feed mill. We expect that this will allow us to meet forecasted incremental demand for our products in the United States and Europe. As a result, we plan to develop and serve new clients, which should reduce our dependence on individual clients to more acceptable levels.

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

The ratio of current assets to current liabilities increased to 7.06 times ($84,116,505/$11,913,245) at December 31, 2008, from 6.2 times ($73,448,339/$11,897,851) at December 31, 2007.

Contractual Obligations

We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. Other items, such as purchase commitments, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. For example, we are contractually committed to make certain minimum lease payments for the use of property and equipment under operating lease agreements and arrangements we classify as capital leases.

The following table summarizes (in millions) our significant contractual obligations and commercial commitments at December 31, 2008 and the future periods in which such obligations and commitments are expected to be settled in cash. In addition, the table reflects the timing of principal payments on outstanding borrowings. This table does not reflect regular recurring trade payables incurred in the normal course of business and generally due within 30 days of service. Additional details regarding these obligations are provided in notes to the consolidated financial statements also included herein, as referenced in the table:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Notes payable & other borrowings	$5,000,000				$5,000,000
Operating leases	$124,432	$165,464	$82,064	$430,832	$802,792
Purchase and other commitments	$3,195,890				$3,195,890
Total	$8,320,322	$165,464	$82,064	$430,832	$8,998,682

Off-Balance Sheet Transactions

We have no off-balance sheet arrangements or transactions with unconsolidated, special purpose entities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

MANAGEMENT REPORT

Management is responsible for the preparation and integrity of the Consolidated Financial Statements appearing in this Annual Report. The Consolidated Financial Statements were prepared in conformity with accounting principles generally accepted in the United States and include amounts based on management’s estimates and judgments.

Management is also responsible for establishing and maintaining an adequate system of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-l5(f) promulgated under the Securities Exchange Act of 1934. We maintain a system of internal controls that is designed to provide reasonable assurance as to the fair and reliable preparation and presentation of the Consolidated Financial Statements in accordance with generally accepted accounting principles, as well as to safeguard assets from unauthorized use or disposition.

Our control environment is the foundation for our system of internal control over financial reporting and is embodied in our Code of Conduct. Our internal control over financial reporting includes written policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;

•	provide reasonable assurance that receipts and expenditures of the Company are made in accordance with the appropriate authorization of management and the directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements. Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and remedial actions to correct deficiencies as they are identified.

Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. Management based such assessment upon the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting, based on our evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2008.

Schwartz Levitsky Feldman LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Report and, as part of their audit, has issued their report, included herein in Item 8, on the effectiveness of our internal control over financial reporting.

Norbert Sporns	Jean- Pierre Dallaire
President and Chief Executive Officer	Chief Financial Officer

Schwartz Levitsky Feldman llp

CHARTERED ACCOUNTANTS

LICENSED PUBLIC ACCOUNTANTS

TORONTO • MONTREAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders of

HQ Sustainable Maritime Industries, Inc.

We have audited HQ Sustainable Maritime Industries, Inc’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as at December 31, 2008 and the related consolidated statement of income and comprehensive income, cash flows and changes in shareholders’ equity for the year ended December 31, 2008 and our report dated March 2, 2009 expressed an unqualified opinion thereon

/s/ Schwartz Levitsky Feldman LLp

Toronto, Ontario, Canada	Chartered Accountants
March 2, 2009	Licensed Public Accountants

Schwartz Levitsky Feldman llp

CHARTERED ACCOUNTANTS

LICENSED PUBLIC ACCOUNTANTS

TORONTO • MONTREAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of

HQ Sustainable Maritime Industries, Inc.

We have audited the accompanying consolidated balance sheet of HQ Sustainable Maritime Industries, Inc. (the “Company”) as at December 31, 2008 and the related consolidated statements of income and comprehensive income, cash flows and changes in shareholders’ equity for the year ended December 31, 2008. These consolidated financial statements are the responsibility of the management of HQ Sustainable Maritime Industries, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and the results of its income and comprehensive income and its cash flows for the year ended December 31, 2008 in conformity with generally accepted accounting principles in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

The consolidated financial statements of HQ Sustainable Maritime Industries, Inc. and Subsidiaries as of December 31, 2007 were audited by other auditors whose report dated March 27, 2008 expressed an opinion without qualification on those consolidated financial statements.

/s/ Schwartz Levitsky Feldman LLp

Toronto, Ontario, Canada	Chartered Accountants
March 2, 2009	Licensed Public Accountants

HQ SUSTAINABLE MARITIME INDUSTRIES, INC

(INCORPORATED IN THE STATE OF DELAWARE

WITH LIMITED LIABILITY)

CONSOLIDATED BALANCE SHEETS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,920,548	$46,959,908
Trade receivables, net of provisions	27,689,410	25,234,502
Inventories	1,041,628	877,716
Prepayments	464,919	350,116
Future income taxes	—	26,097

TOTAL CURRENT ASSETS	84,116,505	73,448,339

PROPERTY, PLANT AND EQUIPMENT, NET	8,315,593	7,716,615
CONSTRUCTION IN PROGRESS	6,622,501	949,728
INTANGIBLE ASSETS	1,112,904	1,254,002

	16,050,998	9,920,345

OTHER ASSETS
Deferred taxes	—	873,865
Deferred expenses	18,770	84,317

	18,770	958,182

TOTAL ASSETS	$100,186,273	$84,326,866

The accompanying notes are an integral part of the consolidated financial statements

HQ SUSTAINABLE MARITIME INDUSTRIES, INC

(INCORPORATED IN THE STATE OF DELAWARE

WITH LIMITED LIABILITY)

CONSOLIDATED BALANCE SHEETS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$5,787,514	$8,935,928
Taxes payable	823,382	956,289
Due to directors	698,429	1,544,350
Current portion of promissory notes	4,603,920	461,284

TOTAL CURRENT LIABILITIES	11,913,245	11,897,851

OTHER LIABILITIES
Convertible promissory notes, net of discount	—	3,653,352

TOTAL LIABILITIES	11,913,245	15,551,203
SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 100,000 shares issued and outstanding	100	100
Common stock, $0.001 par value, 200,000,000 shares authorized, 12,085,846 and 11,511,317 shares issued and outstanding as of December 31, 2008 and December 31, 2007 respectively	12,086	11,511
Additional paid-in capital	61,572,410	57,142,204
Accumulated other comprehensive income	9,615,956	4,590,060
Retained earnings	10,510,961	2,373,825
Appropriation of retained earnings (reserves)	6,561,515	4,657,963

TOTAL SHAREHOLDERS’ EQUITY	88,273,028	68,775,663

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$100,186,273	$84,326,866

The accompanying notes are an integral part of the consolidated financial statements

HQ SUSTAINABLE MARITIME INDUSTRIES, INC

(INCORPORATED IN THE STATE OF DELAWARE

WITH LIMITED LIABILITY)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Sales	$67,723,283	$54,970,211
Cost of sales	39,525,933	29,426,918

Gross profit	28,197,350	25,543,293
Selling and distribution expenses	1,550,860	841,263
Marketing and advertising	4,426,378	5,162,299
General and administrative expenses	6,205,993	4,800,361
Depreciation and amortization	1,456,456	1,217,284
(Recovery of)/doubtful accounts	(491,223)	672,086

Income from operations	15,048,886	12,850,000
Finance costs	2,662,734	5,857,117
Other income	(567,876)	(42,491)

Income before income taxes	12,954,028	7,035,374
Income taxes
Current	2,094,976	2,548,812
Deferred	818,364	—

Net income attributable to shareholders	10,040,688	4,486,562

OTHER COMPREHENSIVE INCOME
Foreign currency translation income	5,025,896	2,977,694

COMPREHENSIVE INCOME	$15,066,584	$7,464,256

NET INCOME PER SHARE
Basic	$0.843	$0.587

Diluted	$0.785	$0.543

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	11,905,739	7,635,124

Diluted	13,198,438	8,989,469

The accompanying notes are an integral part of the consolidated financial statements

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE

WITH LIMITED LIABILITY)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Common Stock		Preferred Stock		Additional paid in Capital
	Share	Par Value	Share	Par Value
Balance at January 1, 2007	6,416,856	$6,417	100,000	$100	$25,441,626

Issuance of common stock and warrants	5,094,461	5,094	—	—	31,700,578
Net income for the year	—	—	—	—	—
Transfer to reserve	—	—	—	—	—
Transfer to reserve	—	—	—	—	—

Balance at December 31, 2007	11,511,317	$11,511	100,000	$100	$57,142,204

Issuance of common stock and warrants	574,529	575	—	—	4,430,206
Net income for the year	—	—	—	—	—
Transfer to reserve	—	—	—	—	—

Balance at December 31, 2008	12,085,846	$12,086	100,000	$100	$61,572,410

	Appropriation of retained earnings (reserves)	Accumulated other comprehensive income	Retained earnings (deficit)	Total
Balance at January 1, 2007	$3,229,072	$1,612,366	$(683,846)	$29,605,735

Issuance of common stock and warrants	—	—	—	31,705,672
Net income for the year	—	—	4,486,562	4,486,562
Transfer to reserve	1,428,891	—	(1,428,891)	—
Foreign currency translation adjustment	—	2,977,694	—	2,977,694

Balance at December 31, 2007	$4,657,963	$4,590,060	$2,373,825	$68,775,663

Issuance of common stock and warrants	—	—	—	4,430,781
Net income for the year	—	—	10,040,688	10,040,688
Transfer to reserve	1,903,552	—	(1,903,552)	—
Foreign currency translation adjustment	—	5,025,896	—	5,025,896

Balance at December 31, 2008	$6,561,515	$9,615,956	$10,510,961	$88,273,028

The accompanying notes are an integral part of the consolidated financial statements

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE

WITH LIMITED LIABILITY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
OPERATING ACTIVITIES
Net income	$10,040,688	$4,486,562
Non-cash items:
Depreciation and amortization	1,456,456	1,217,284

(Gain)/loss on disposal of fixed assets	(491,253)	53,603

Write off of fixed assets	—	41,637
Financial and other non cash services	3,032,822	5,164,795
Deferred income taxes	818,362	—

Change in non-cash working capital items:
Inventories	(76,042)	(168,858)
Trade receivables, net of provisions	(656,094)	(7,276,981)
Prepayments	(44,576)	34,577

Accounts payable and accrued expenses	(1,329,388)	5,113,418

Taxes payable	(166,708)	624,860

Cash flow generated from operating activities	12,584,269	9,290,897

INVESTING ACTIVITIES
Acquisition of property, plant and equipment-net	(1,310,683)	(745,546)

Sale proceeds of disposal of fixed assets	495,449	—

Construction in progress	(5,398,904)	(634,905)

Cash flow used in investing activities	(6,214,138)	(1,380,451)

FINANCING ACTIVITIES
Cash proceeds from issuance of common stock	137,536	28,570,475

(Due to) directors	(845,921)	(153,915)
Repayment to related parties	—	(198,553)

Bank loan payments	—	(1,255,203)

Cash flow (used in)/generated from financing activities	(708,385)	26,962,804

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,661,746	34,873,250

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,298,894	697,283
Cash and cash equivalents, beginning of year	46,959,908	11,389,375

Cash and cash equivalents, end of year	54,920,548	46,959,908

SUPPLEMENTARY CASH FLOWS DISCLOSURES
Interest paid	—	—

Taxes paid	2,263,701	1,155,429

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued for services	4,425,432	173,000

Reclassification of Construction in Progress to Land Use Rights	—	964,002

HQ SUSTAINABLE MARITIME INDUSTRIES, INC

NOTES FOR THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Our company was initially incorporated on September 21, 1989 under the laws of the State of Nevada. On March 17, 2004, Process Equipment, Inc., Process Equipment Acquisition Corporation, a Nevada corporation and wholly-owned subsidiary of Process Equipment, Inc., or PEAC, and Jade Profit Investment Limited, or Jade, a British Virgin Islands limited liability corporation, entered into an agreement and plan of merger with us. Pursuant to that agreement, Process Equipment, Inc., through PEAC, acquired Jade, and 84.42 percent ownership in Jade’s subsidiary Hainan Quebec Ocean Fishing Co. Ltd, a People’s Republic of China, limited liability corporation, which we refer to as HQOF. As a result of that transaction, HQOF became our main operating subsidiary . In April of 2004, pursuant to the above agreement and plan of merger, the board of directors of Process Equipment, Inc. and a majority of the stockholders approved a name change and change of domicile of that company to Delaware via a merger with the newly formed wholly-owned Delaware subsidiary, HQS. The name change, change of domicile and merger became effective on May 19, 2004, with HQS being the surviving entity in the merger and acquiring all the assets and liabilities of Process Equipment, Inc. On August 17, 2004, we entered into a Purchase Agreement with Sino-Sult Canada (S.S.C.) Limited, a Canadian limited liability corporation (“SSC”), whereby we acquired Sealink Wealth Limited (“Sealink”), SSC’s wholly owned subsidiary incorporated in the British Virgin Islands. Sealink is the sole owner of Hainan Jiahua Marine Bio-Products Co. Ltd., a limited liability company existing in China (“Jiahua Marine”) which is primarily engaged in the production and sales of marine bio-products and healthcare products in the PRC, as described in more detail in this current report.

Further, as previously disclosed in the above current report, effective August 17, 2004, HQS caused Jade Profit Investment Limited, its wholly-owned subsidiary, to acquire the minority equity interest equal to 15.58 percent that Jade did not already own in Hainan Quebec Ocean Fishing Company Limited, HQS’s principal operating subsidiary. This purchase was effected by Jade pursuant to the Purchase Agreement, dated as of August 17, 2004, between Jade and Hainan Fuyuan Investment Company Limited, the holder of the minority equity interest of HQOF being acquired by Jade. Jade has previously obtained all requisite governmental approvals in the PRC in order to consummate this transaction.

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

The Group is also engaged in the production and sales of marine bio-products and healthcare products in the PRC. The principal products of Jiahua Marine Bio-Product Company Limited (100 percent held subsidiary of Sealink) are Shark Cartilage Capsule, Shark Liver Oil and Shark Liver (Soft gel). The major market is domestic in the PRC.

NOTE 2 – BASIS OF PRESENTATION

The consolidated financial statements include the accounts of HQS and all its subsidiaries (“The Group”). All material inter-company accounts and transactions have been eliminated. The consolidated financial statements are prepared in accordance with generally accepted accounting principles used in the United States of America.

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

C. Construction in progress

Construction in progress represents buildings under construction and plant and equipment pending installation as of December 31, 2008 and 2007, and is stated at cost. Cost includes construction of buildings, acquisitions and installation of equipment, and interest charges arising from borrowings used to finance assets during the period of construction or installation and testing. No provision for depreciation is made on assets under construction until such time as the relevant assets are completed and ready for their intended commercial use.

D. Long-live Assets

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. Property, plant and equipment and intangible assets are reviewed periodically for impairment losses whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If required, an impairment loss is recognized as the difference between the carrying value and the fair value of the assets.

In January 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, impairment of long-lived assets is monitored on a continuing basis, and is assessed based on the undiscounted cash flows generated by the underlying assets. In the event that the carrying amount of long-lived assets exceeds the undiscounted future cash flows, then the carrying amount of such assets is adjusted to their fair value.

E. PROPERTY, PLANT AND EQUIPMENT

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

F. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including cash, receivables, accounts payable and accrued expenses and debt, approximates their fair value at December 31, 2008 and 2007 due to the relatively short-term nature of these instruments.

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

J. FOREIGN CURRENCY TRANSLATION

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

	2008	2007
Year-end RMB : US$ exchange rate	6.8240	7.3046
Average RMB : US$ exchange rate	7.0643	7.5603

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

L. REVENUE RECOGNITION

The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer, including factors such as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, and collectibility is probable. The Company recognizes sales when the merchandise is shipped, title has passed to the customers and collectibility is reasonably assured.

M. EMPLOYEES’ BENEFITS

Mandatory contributions are made to the Government’s health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the statement of income in the same period as the related salary cost.

N. SEGMENTS

No geographical segment analysis is provided for the years ended December 31, 2008 and 2007 as less than 10 percent of consolidated revenues and less than 10 percent of consolidated income from operations is attributable to the segment other than the Mainland China.

Business Segment for the year ended December 31, 2008

	Aquaculture Product	Health and Bio-product	Unallocated Items	Consolidation
Sales to external customers	$45,370,400	$22,352,883	$—	$67,723,283

Selling and distribution expenses	872,589	678,271	—	1,550,860
Marketing and advertising	—	4,426,378	—	4,426,378
General and administrative expenses	855,546	562,794	4,787,653	6,205,993
Depreciation and amortization	761,923	437,045	257,488	1,456,456
(Recovery of)/doubtful accounts	(498,681)	7,458	—	(491,223)
Finance costs	(40,667)	(152,747)	2,856,148	2,662,734
Income/(loss) before income taxes	10,320,298	10,785,850	(8,152,120)	12,954,028
Income taxes	864,279	2,049,061	—	2,913,340
Net Income/(loss) for the year	$9,456,019	$8,736,789	$(8,152,120)	$10,040,688

Segment assets	$49,054,644	$36,026,012	$15,105,617	$100,186,273

Segment liabilities	$2,541,594	$2,271,766	$7,099,885	$11,913,245

Business Segment for the year ended December 31, 2007

	Aquaculture Product	Health and Bio-product	Unallocated Items	Consolidation
Sales to external customers	$36,248,437	$18,721,774	$—	$54,970,211

Selling and distribution expenses	371,939	469,324	—	841,263
Marketing and advertising	—	5,162,299	—	5,162,299
General and administrative expenses	856,068	237,655	3,706,638	4,800,361
Depreciation and amortization	645,152	355,667	216,465	1,217,284
Doubtful accounts	664,873	5,644	1,569	672,086
Finance costs	1,717	112,937	5,742,463	5,857,117
Income/(loss) before income taxes	7,478,613	9,380,535	(9,823,774)	7,035,374
Income taxes	1,179,309	1,395,600	(26,097)	2,548,812
Net Income/(loss) for the year	$6,299,304	$7,984,935	$(9,797,677)	$4,486,562

Segment assets	$34,238,892	$25,076,495	$25,011,479	$84,326,866

Segment liabilities	$4,208,988	$1,965,657	$9,376,558	$15,551,203

O. COMPREHENSIVE INCOME

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

P. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable. The Company performs ongoing credit evaluations with respect to the financial condition of its customers, but does not require collateral. In order to determine the value of the Company’s accounts receivable, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectability of outstanding accounts receivable.

Q. SHIPPING AND HANDLING COSTS

Shipping and handling costs are classified as cost of sales and are expensed as incurred.

R. ADVERTISING COSTS

Advertising costs are expensed as incurred.

S. NET INCOME PER COMMON SHARE

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

T. DEFERRED EXPENSES

Deferred expenses represent the unamortized portion of finders’ fees related to the convertible promissory notes issued in November 2006.

U. INTANGIBLE ASSETS

Intangible assets are recognized if it is probable that the future economic benefits attributable to the assets will flow to the Company, and if the cost of the assets can be measured reliably. After initial recognition, intangible assets are measured at cost less any impairment losses. Intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives.

V. RECENT PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As such, the Company has currently chosen not to elect the fair value option as permitted by SFAS No.159, which provides entities the option to measure many financial instruments and certain other items at fair value.

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

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS 160 establishes an accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements but does not expect it to have a material effect.

In March, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhances disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of FAS 161.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S.GAAP for non-governmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted accounting Principles. “The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

In May, 2008, the FASB issued Statement of Financial Accounting Standards No. 163 (“SFAS 163”), “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. SFAS 163 prescribes accounting for insures of financial obligations, bringing consistency to recognizing and recording premiums and to loss recognition. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. Except for some disclosures, SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 163 will not have an impact on the results of operations or financial position of the Company.

The Company believes that the above standards would not have a material impact on its financial position, results of operations or cash flows.

NOTE 4 – TRADE RECEIVABLES

The Group’s trade receivables at December 31, 2008 and 2007 are summarized as follows:

	2008	2007
Trade receivables	$27,175,264	$25,383,330
Other receivables	813,271	523,730

	27,988,535	25,907,060
Less: Provision for doubtful accounts	299,125	672,558

Balance at end of year	$27,689,410	$25,234,502

The activity in the Group’s provision for doubtful accounts during the year ended December 31, 2008 and 2007 is summarized as follows:

	2008	2007
Balance at beginning of year	$672,558	$59,866
Add/(less): Provision / (recovery) during the year	(491,223)	672,086
Exchange difference transfer to exchange reserve	117,790	(59,394)

Balance at end of year	$299,125	$672,558

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

	2008	2007
Cost:
Buildings and leasehold improvement	$3,705,261	$3,465,219
Plant and machinery	11,451,662	9,583,421
Motor vehicles	217,901	130,212
Office equipment and furnishings	308,691	254,120

	15,683,515	13,432,972

Less: Accumulated depreciation:

Buildings and leasehold improvement	691,039	560,107
Plant and machinery	6,455,502	4,968,053
Motor vehicles	53,403	55,914
Office equipment and furnishings	167,978	132,283

	7,367,922	5,716,357

Property, plant and equipment, net	$8,315,593	$7,716,615

Depreciation expenses relating to property, plant and equipment was $1,248,342 and $1,034,084 for the year ended December 31, 2008 and 2007, respectively.

NOTE 6 – INVENTORIES

The inventories at December 31, 2008 and December 31, 2007 are summarized as follows:

	2008	2007
Raw materials	$183,232	$288,656
Work-in-progress	156,416	106,756
Finished goods	701,980	482,304

	$1,041,628	$877,716

NOTE 7 – PREPAYMENTS

The Group’s prepayment at December 31, 2008 and 2007 are summarized as follows:

	2008	2007
Advances to suppliers	$322,392	$301,180
Prepaid expenses	142,527	48,936

	$464,919	$350,116

NOTE 8 – INTANGIBLE ASSETS

At December 31, 2008 and 2007, the Group’s intangible assets are comprised of the following:

	2008	2007
Land use rights, at cost	$1,031,895	$964,002
Sales network, at cost	550,000	550,000

Intangible assets, at cost	1,581,895	1,514,002
Less: Accumulated amortization, land use rights	25,791	—
Less: Accumulated amortization, sales network	443,200	260,000

Intangible assets, net	$1,112,904	$1,254,002

LAND USE RIGHTS:

According to the Law in China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 48 years. Since the related building will be completed in 2009 and operations will start in 2009, amortization will commence only in that year. The estimated amortization for each of the next five years will be approximately $25,800.

SALES NETWORK:

In 2006, the Company entered into an agreement with an unrelated third party by which it was agreed to purchase a sales network in order for us to develop the American market for our branded seafood products. The cost of the network, established at $550,000, is amortized on a 36 months period, starting in August 2006. The amortization of 2006 amounted to $76,800. The amortization of 2007 and 2008 amounted to $183,200. The amortization for 2009 will amount to $106,800.

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2008 and 2007 are summarized as follows:

	2008	2007
Accounts payables	$1,005,921	$1,226,797
Other payables	2,735,484	4,275,774
Accrued liabilities	2,046,109	3,433,357

	$5,787,514	$8,935,928

NOTE 10 – RELATED PARTY TRANSACTIONS

The net amounts due to related parties at December 31, 2008 and December 31, 2007 are non-interest bearing and are without terms of maturity. They consist mainly of net advances from shareholders of the Company and are shown in the current liabilities as management expects those advances to be repaid during the next year. The amounts due to directors of $698,429 was repaid subsequent to year-end.

NOTE 11 – CONVERTIBLE PROMISSORY NOTES AND WARRANTS

Effective January 25, 2006, the Company closed on a financing transaction with a group of private investors for an amount of $5,225,000. After deducting commissions and other costs of the offering of $522,500, the Company received net proceeds of $4,702,500. The Notes matured January 25, 2008. The Notes were convertible into shares of the Company’s Common Stock at a per share conversion price at the rate of $6.00 per share of Common Stock. The Company followed EITF 00–27, the issue 98–5 model in recording the convertible notes and warrants in its financial statements. The Notes were accruing interest on the principal amount at a rate per annum of eight percent (8 percent) from January 25, 2006 payable in arrears, subject to the terms and conditions of the Notes, together with principal amount payments, up to January 25, 2008.

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

Furthermore, effective November 8, 2006, the Company completed another financing transaction with a group of private investors for an amount of $5,000,000, bearing interest at 6.5 percent per annum. The financing consisted of two components: (a) promissory notes of the Company, in the principal aggregate amount of $5,000,000 due November 1, 2009 and (b) warrants registered in the name of each Investor to purchase an aggregate of up to 200,000 shares of our Common Stock. The Notes are convertible into shares of the Company’s $0.001 par value Common Stock at a conversion price of $5.00 per share. The Warrants expire on the fifth (5th ) anniversary of the effective date of the reverse stock split. In 2008, 170,000 such warrants were exercised leaving a balance of 30,000 unexercised at December 31, 2008.The exercise price to acquire a share of Common Stock is equal to the Conversion Price under the Notes, currently at the rate of $5.00 per share of Common Stock.

NOTE 12 – INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

The Company’s subsidiaries registered in the PRC are subject to state and local income taxes within the PRC at the applicable tax rates on the taxable income as reported in their PRC statutory financial statements in accordance with the relevant income tax laws applicable to foreign enterprises. On March 17, 2007, a new PRC Enterprise Income Tax Law (EIT) was promulgated and introduced a new uniform tax regime in the PRC. The EIT became effective on January 1, 2008. That new Law provides, amongst other issues, that income derived from processing of fishery products and processing of agricultural products will be exempt from the EIT tax rate. Starting in 2008, HQOF benefits from a “0” percent tax rate. Jiahua Marine was subject to a tax rate under the new law, which increased by 3 percent in 2008 and will increase gradually until it reaches a maximum of 25 percent in 2012.

The reconciliation of the effective income tax rate of the Company to the statutory income tax rate in the PRC for 2008 is as follows:

	HQOF	Jiahua Marine
Statutory tax rate	0 percent	18 percent
Tax holidays and concessions	—	—

Effective tax rate	0 percent	18 percent

Income taxes are calculated on a separate entity basis. Currently there is no tax benefit or burden recorded for the United States.

NOTE 13 – DEFERRED TAX

Deferred tax assets as at December 31, 2008 and 2007 comprise the following:

	2008	2007
Balance at January 1	$873,865	$817,577
Deferred tax written off for the year	(935,409)	—
Exchange difference transfer to exchange reserve	61,544	56,288

Balance at December 31	$—	$873,865

Deferred taxation is calculated under the liability method in respect of taxation effect arising from all timing differences, which are expected with reasonable probability to crystallize in the foreseeable future.

NOTE 14 – APPROPRIATION OF RETAINED EARNINGS (RESERVES)

The reserves are comprised of the following:

	2008	2007
Statutory surplus reserve	$5,460,527	$3,556,975
Public welfare reserve	1,064,042	1,064,042
Capital reserve	36,946	36,946

	$6,561,515	$4,657,963

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

As stipulated by the relevant laws and regulations for enterprises operating in the PRC, HQOF and Jiahua Marine (both wholly-owned foreign enterprises) are required to make annual appropriations to two reserves, consisting of the statutory surplus reserve and public welfare reserve. In accordance with the relevant PRC regulations and the articles of association of the respective companies, the companies are required to allocate a certain percentage of their net income, as determined in accordance with the PRC accounting standards applicable to the companies, to the statutory surplus reserve until such reserve reaches 50 percent of the registered capital of the companies.

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

NOTE 15 – EMPLOYEE STOCK OPTION PLAN

In December 2004, our board of directors ratified grants of non-qualified stock options to purchase shares of our common stock under our Stock Option Plan to some of our executive officers and directors, who qualify as employees for valuation purposes, as well as to several of our employees. The following number of share options and related values are shown after giving effect to the reverse stock split that occurred in January 2007. Each of these new stock options have up to a ten-year term, are subject to the terms and conditions of the Plan, and have an exercise price of $5.60. Specifically, Norbert Sporns, our Chief Executive Officer, President and director, received 25,000 stock options; Lillian Wang, the Chairman of our board of directors, received 25,000 stock options; Harry Wang, our Chief Operating Officer, director and brother of Ms. Wang, received 25,000 stock options; and Fusheng Wang, director (who resigned in 2006) and Honorary Chairman and father of Ms. Wang, received 50,000 stock options. Together, Norbert Sporns, Harry Wang and Lillian Wang also indirectly control the majority of capital stock of HQS. The stock options granted to each of them, as well as to Fusheng Wang, were fully vested when granted. In addition, our Chief Financial Officer, Jean-Pierre Dallaire, received 10,000 stock options. Mr. Dallaire’s options were vested in 2004 as to 50 percent of the grant, with the remaining 50 percent vesting as follows: 1/3 on June 16, 2005, 1/3 on June 16, 2006, and the remaining 1/3 on June 16, 2007. Further, at the same date, our board of directors ratified grants of stock options to thirteen other employees of HQS. These stock options were vested then as to 50 percent of each individual grant, with the remaining 50 percent vesting as follows: 1/3 on June 16, 2005, 1/3 on June 16, 2006, and the remaining 1/3 on June 16, 2007. In the case of one of the employees, the stock options were fully vested when granted.

Our board of directors believes that these stock option grants will help our company to continue to attract, retain and motivate our employees, directors and executive officers. In connection with these grants, our board of directors reserved 250,000 shares for issuance under the Plan. In addition, pursuant to the provisions of the Plan, our board of directors delegated the full power and authority to administer the Plan, in accordance with its terms, to our Compensation Committee presently consisting of Fred Bild, an independent director, and Daniel Too, also an independent director of HQS.

Information concerning the plan incentive and non-qualified stock options is as follows:

	Options	Exercise Price Per Share
December 31, 2006 (Vested)	198,334	$5.60
Options vested in 2007	16,666	$5.60
Options cancelled/forfeited	—
Options exercised in 2007	151,250	$5.60
December 31, 2007 (Vested)	63,750	$5.60
Options vested in 2008	—	$5.60
Options canceled/forfeited in 2008	—
Options exercised in 2008	10,000	$5.60
December 31, 2008 (Vested)	53,750	$5.60

The table below summarizes information with respect to stock options outstanding as of December 31, 2008:

Exercise Price	Options Outstanding	Remaining Contractual Life	Options Exercisable	Exercise Price of Exercisable Options
$ 5.60	53,750	Up to June 2014	53,750	$5.60

The aggregate intrinsic value of the options outstanding as at December 31, 2008 is $119,862. Since no options were granted in 2007 and 2008, the weighted average fair value of options granted under the plan during fiscal years 2007 and 2008 was $NIL and $NIL, respectively.

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

NOTE 16 – SIGNIFICANT CONCENTRATION

The Group grants credit to its customers, generally on an open account basis. The Group’s five largest customers accounted for 38.6 percent of the consolidated sales for the year ended December 31, 2008 and they are all related to the aquaculture product segment. At December 31, 2008, approximately 46.3 percent of trade receivables were from trade transactions with the aforementioned five largest customers.

For the year ended December 31, 2007, the Group’s five largest customers accounted for 38.6 percent of the consolidated sales for the year. At December 31, 2007, approximately 35.4 percent of trade receivables were from trade transactions with the aforementioned five largest customers.

NOTE 17 – WARRANTIES

The Group did not incur any warranty costs for both years ended December 31, 2008 and 2007.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

A. CAPITAL COMMITMENTS

As of December 31, 2008, there were capital commitments amounting to $3,195,890, which were mainly related to the construction work of the feed mill.

B. LEASE COMMITMENTS

The Company has entered into operating leases, for rental of office space and other services, which expire on different dates. The minimum future payments under these commitments for the next five years are as follows:

2009	$124,432
2010	124,432
2011	41,032
2012	41,032
2013	41,032
Thereafter	430,832

Total	$802,792

C. LEGAL PROCEEDINGS

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

NOTE 19 – CAPITAL STRUCTURE

Common stock consists of authorized shares of 200,000,000 with a par value of $0.001 per share. Common stock issued and outstanding as of December 31, 2008 and 2007 was 12,085,846 and 11,511,317, respectively.

Preferred stock consists of authorized shares of 10,000,000 with a par value of $0.001 per share. Preferred shares amounting to 100,000 have been designated as Series A preferred stock. The Series A preferred stock is entitled to superior voting rights and is also convertible into common shares.

During the years ended December 31, 2008 and 2007, the Company issued 574,529 and 5,094,461 common shares for net proceeds of $6,658,567 and $32,866,506, respectively. The amounts recorded in the accompanying financial statements are net of costs incurred in raising capital.

NOTE 20 – EARNINGS PER SHARE

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed by adjusting the weighted average common shares outstanding assuming conversion of all potentially dilutive convertible securities

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share (EPS) computation at December 31, 2008.

	2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income available to common shareholders	10,040,688	11,905,739	0.843
Effect of dilutive securities stock options issued to employees and investors	325,000	1,292,689	—

Diluted EPS
Net income available to common stockholders plus assumed conversions	10,365,688	13,198,438	0.785

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

NOTE 22 – SUBSEQUENT EVENT

On February 2, 2009, the Board of Directors approved the 2009 Stock Option Plan which will attribute 971,000 shares to employees of the Company. There was consequently a similar amount of shares reserved for issuance under that 2009 stock option plan. No grants are attributed yet and consequently no financial impact was recognized in the financial statements for the year ended December 31, 2008.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of the end of such period such disclosure controls and procedures were effective to provide reasonable assurance that they were reasonably designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission and (ii) is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the fourth quarter of 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Executive Officers, Directors and Key Employees

Our executive officers and directors, and their ages and positions as of December 31, 2008 are as follows:

Name	Age	Position
Lillian Wang Li	52	Chairman of the Board of Directors and Secretary and Director
Norbert Sporns	55	Chief Executive Officer, President and Director
Harry Wang Hua	46	Chief Operating Officer and Director
Jean-Pierre Dallaire	57	Chief Financial Officer and Financial Controller
Trond Ringstad	41	Executive Vice-President Sales and Distribution
Andrew Intrater	46	Independent non-executive Director
Fred Bild	73	Independent non-executive Director
Joseph I. Emas	54	Independent non-executive Director
Daniel Too	57	Independent non-executive Director

Our other key employees and their ages and positions as of December 31, 2008 are as follows:

Name	Age	Position
William Sujian	39	International Sales and Compliance Officer
He Jian Bo	41	Manager Finance Department

Biographies

Lillian Wang Li—Chairman of Board of Directors and Secretary—Ms. Wang Li is one of our founders, and has served as our Secretary and Chairman of our board of directors since March 2004, when we effected the reverse merger with Process Equipment, Inc. Prior to joining HQS, between June 1994 and March 2004, she worked for SSC where her responsibilities included project development and financing, particularly in relation to China projects using Western technologies. She is responsible for the general administration, strategic planning and financial management of HQS. She has over twenty five years of experience in management of China and Canadian businesses, particularly with respect to financial matters.

Norbert Sporns—Chief Executive Officer, President and Director—Mr. Sporns is one of our founders, and has served as our Chief Executive Officer and President and as a director since March 2004. Prior to joining HQS, between June 1994 and March 2004, he worked for SSC, where he was instrumental in completing Western sourced funding for China projects, as well as interfacing with Western technology providers managing Western supply and systems deployment in China. Mr. Sporns is also the Chief Executive Officer of Red Coral Group Limited from February 2003 to date. He has extensive experience in project development and investment consultancy.

Harry Wang Hua—Chief Operating Officer and Director—Mr. Wang Hua is one of our founders, and has served as our Chief Operating Officer and as a director since March 2004. He is responsible for the establishment of the production facilities and their operation at HQS. Mr. Wang also leads our plant management teams and our sales teams. Mr. Wang has over fifteen years of experience in managing startup companies in China and in Canada and also has expertise in training middle managers in China in accordance with Western management standards. Prior to joining HQS, between June 1994 and March 2004, he was a director of SSC, where his primary task was to identify China projects for where Western technologies and funding were available. Mr. Wang Hua is also a director of Red Coral Group Limited from June 1994 to date.

Jean-Pierre Dallaire—Chief Financial Officer and Financial Controller—Mr. Dallaire is our Chief Financial Officer and Financial Controller. Prior to joining HQS in September 2004, he worked for SSC from June 2000 to September 2004, in the position of the Chief Financial Officer. Prior to that, Mr. Dallaire worked for Canada’s largest engineering company, SNC Lavalin Group, where he was responsible for cash flow projections and financial supervision of projects.

Trond Ringstad—Executive Vice-President, Sales and Distribution—Mr. Ringstad joined us in June 2006 as our Executive Vice-President Sales and Distribution. He leads our sales and marketing activities from our headquarters in Seattle, Washington. Prior to joining us, from February 2004 through July 2006, he was President and the owner of Pacific Supreme Seafoods. Prior to that, Mr. Ringstad was Vice President Sales and Marketing for Royal Supreme Foods, a seafood importer and sales company, from May 2001 to February 2004. He has over ten years of seafood sales experience and has been a pioneer in selling tilapia in the United States.

Fred Bild—Independent non-executive Director—Mr. Bild has been our director since June 2004. He is currently a Visiting Professor at the University of Montreal where he has taught since January 1995. For over thirty-six years, Mr. Bild has served as a Canadian diplomat in Ottawa and in various functions at embassies abroad including Cultural Attaché (Tokyo), Economic Counselor and Deputy Chief of Mission (Paris) and Canadian Ambassador to Thailand, China and Mongolia.

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

William Sujian—International Sales and Compliance Officer—Mr. Sujian joined HQS in July 2004, and is currently our International Sales and Compliance Officer. He has over 12 years of experience in international trade and project development. He is familiar with both Western and Asian business practices. His functions include the supervision of the China based sales team and supervision of compliance with our code of ethics and business conduct. Prior to 2002, Mr. Sujian worked for SSC in the position of the General Manager for China.

He Jian Bo—Manager Finance Department—Mr. Jian Bo joined us in July 2002. He is currently the Manager of the Finance Department of HQS. Prior to joining us, he worked for several years for PricewaterhouseCoopers and was responsible for the restructuring of companies in China.

See “Certain Relationships and Related Transactions—Family Relationships” for a description of family relationships among certain of our executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of any class of our equity securities, who collectively we generally refer to as insiders, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock and other equity securities of the company. Our insiders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of the copies of the forms furnished to us, we believe that the following insiders made late filings for the 2008 fiscal year and prior years.

•	Jean-Pierre Dallaire timely filed a Form 5 to report one late transaction and his status as an insider.

•	Andrew Intrater timely filed a Form 5 to report one late transaction and his status as an insider.

•	Trond Ringstad filed one late filing to report his status as an insider.

•	Daniel Too filed two late filing to report five late transactions and his status as an insider.

In addition, based on information we received from certain insiders, we believe that certain insiders will file late filings in the near future to report late transactions for the 2008 fiscal year and prior years. These late filings will be disclosed in our Proxy Statement for the 2009 Annual Meeting of Stockholders and the Form 10-K for the fiscal year ended December 31, 2009.

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

In addition, effective in 2004, our non-employee directors, Messrs. Bild and Too, have entered into independent non-executive director agreement with us. The non-executive director agreement between Mr. Bild and us became effective in June 2004 while the agreement with Mr. Too became effective on September 2, 2004. Under these agreements, each non-employee director agreed to serve as our non-executive independent director commencing in 2004, until the next meeting of our shareholders, unless terminated earlier, provided, however, that during such term of service the directors may also hold officer and non-executive director positions at other entities not affiliated with us. In consideration of the directors’ services under these agreements, during their respective terms, we agreed to pay each director pro rata quarterly portions of a total annual cash fee of $15,000. Such base annual fee is increased annually, on January 1 of each calendar year, by not less than ten percent (10 percent). Our board of directors, in its discretion, may approve an increase of such annual base fee in excess of ten percent (10 percent). During the respective terms of these agreements, we also agreed to pay each director an annual bonus of not less than $15,000 payable in shares of our common stock. We also agreed to reimburse any reasonable expenses paid or incurred by each non-employee director in connection with the performance of his duties and responsibilities for us.

Furthermore, in 2008, our two other non-employee directors, Messrs. Intrater and Emas have entered into independent non-executive agreement with us. The non-executive director agreement between Messrs. Intrater, Emas and us became effective in August 2008. Under these agreements, each of those two non-employee director agreed to serve as our non-executive independent director commencing in 2008, until the next meeting of our shareholders, unless terminated earlier, provided, however, that during such term of service the directors may also hold officer and non-executive director positions at other entities not affiliated with us. In consideration of the directors’ services under these agreements, during their respective terms, we agreed to pay each director pro rata quarterly portions of a total annual cash fee of $30,000 for Mr. Intrater ant $20,000 for Mr. Emas. Such base annual fee is increased annually, on January 1 of each calendar year, by not less than ten percent (10 percent). Our board of directors, in its discretion, may approve an increase of such annual base fee in excess of ten percent (10 percent).

During the respective terms of these agreements, we also agreed to pay each director an annual bonus of not less than $20,000 payable in shares of our common stock. We also agreed to reimburse any reasonable expenses paid or incurred by each non-employee director in connection with the performance of his duties and responsibilities for us.

Board Committees and Independence

All of our directors serve until the next annual meeting of shareholders and until their successors are elected by the holders of our common stock, or until their earlier death, retirement, resignation or removal. Our bylaws set the authorized number of directors at not less than one or more than nine, with the actual number fixed by our board of directors. Currently, our board of directors consists of seven members. Our bylaws authorized the board of directors to designate from among its members one or more committees and alternate members thereof, as they deem desirable, each consisting of one or more of the directors, with such powers and authority (to the extent permitted by law and these bylaws) as may be provided in such resolution.

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

Compensation Discussion and Analysis

Executive Compensation Philosophy

Our compensation program is designed to attract, retain and motivate highly qualified executives and drive sustainable growth. We compensate our executives named in the summary compensation table, which we refer to as “named executive officers or NEOs,” through a combination of base salary, incentive, and discretionary cash bonuses. This compensation program is designed to be competitive with comparable companies and to align executive compensation with the long-term interests of our owner. Base salary and incentive compensation (cash bonuses) are designed to reward current performance. Incentive compensation is earned on the basis of achieving Company and operating level performance objectives, personal performance objectives, and the executive’s adherence to our core values.

Elements of Our Compensation

The compensation framework for our named executive officers consists of the following three key elements:

•	Base salary;

•	Annual cash bonuses and other special cash bonuses, as warranted; and

•	Long-term incentives (including the annual grant of stock options and/or restricted stock units)

In addition to these key elements of compensation, our compensation framework includes limited fringe benefits, perquisites, severance and other benefits

Base Salaries

Our named executive officers receive a majority of their overall cash compensation as base salary. Generally, base salaries have not been based upon specific measures of corporate performance, but are determined upon the recommendations of the chief executive officer, based upon his determination of each employee’s individual performance, position and responsibilities, and contributions to both our financial performance and ethical culture. We generally seek to position base salary at the market median of the peer group.

Annual Bonuses

Annual cash bonuses, if any, to our named executive officers are intended to reward company-wide performance and, to a lesser extent, individual performance during the year

Long-Term Incentives

The Committee believes that the grant of non-cash, long-term compensation, primarily in the form of long-term incentive awards, to our named executive officers is appropriate to attract, motivate and retain such individuals, and enhance stockholder value through the use of non-cash, equity incentive compensation opportunities. The Committee believes that our best interests will be advanced by enabling our named executive officers, who are responsible for our management, growth and success, to receive compensation in the form of long-term incentive awards. Since long-term awards will increase in value in conjunction with an increase in the value of our common stock, the awards are designed to provide our named executive officers with an incentive to remain with us.

Prohibition Against Speculative Transactions

Our Code of Business Conduct and Ethics, which applies to all of our employees and directors, prohibits speculative transactions in our stock such as short sales, puts, calls or other similar options to buy or sell our stock.

Guidelines For Trades By Insiders

We maintain policies that govern trading in our stock by officers and directors required to report under Section 16 of the Exchange Act, as well as certain other employees who regularly have access to material non-public information about us. These policies include pre-approval requirements for all trades and periodic trading “black-out” periods designed with reference to our quarterly financial reporting schedule. We also require pre-approval of all trading plans adopted pursuant to Rule 10b5-1 promulgated under the Exchange Act. To mitigate the potential for abuse, no trades are allowed under a plan within 30 days after adoption. We discourage termination or amendment of plans by prohibiting trades under new or amended plans within 90 days following a plan termination or amendment.

Conclusion

The foregoing discussion describes the compensation objectives and policies which were utilized with respect to our named executive officers during 2008 and our intended compensation framework for 2008. In the future, as the Compensation Committee continues to review each element of the executive compensation program with respect to our named executive officers, the objectives of our executive compensation program, as well as the methods which the Compensation Committee utilizes to determine both the types and amounts of compensation to award to our named executive officers, may change.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Fred Bild

Daniel Too

The following table sets forth for the years ended December 31, 2008, 2007 and 2006 the compensation awarded to, paid to, or earned by, our Chief Executive Officer and our three other most highly compensated executive officers whose total compensation during the last fiscal year exceeded $100,000.

Executive Compensation Tables

2008 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Norbert Sporns Chief Executive Officer	2008 2007 2006	219,615 199,650 181,500	73,205 66,550 60,500					33,210 31,800 26,340	326,030 298,000 268,340

Lillian Wang Li Chairman of the Board	2008 2007 2006	219.615 199,650 181,500	146,410 133,100 121,000					33,210 31,800 26,340	399,235 364,550 328,840

Harry Wang Hua Chief Operating Officer	2008 2007 2006	146,410 133,100 121,000	146,410 133,100 121,000					— — —	292,820 266,200 242,000

Jean-Pierre Dallaire Principal Financial Officer/Principal Accounting Officer	2008 2007 2006	146,410 133,100 121,100	36,492 33,275 30,250					47,330 35,760 27,315	230,232 202,565 178,565

		—	— — —					— — —

2008 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Exercisable	Unexercisable
Norbert Sporns Chief Executive Officer		—	—	5.60	06/2014	—	—	—	—

Lillian Wang Li Chairman of the Board of Directors		—	—	5.60	06/2014	—	—	—	—

Harry Wang Hua Chief Operating Officer		—	—	5.60	06/2014	—	—	—	—

Jean-Pierre Dallaire Principal Financial Officer/Principal Accounting Officer		—	—	5.60	06/2014	—	—	—	—

	—	—	—	—	—	—	—	—	—

2008 OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Norbert Sporns Chief Executive Officer		NIL	—	—

Lillian Wang Li Chairman of the Board of Directors		NIL	—	—

Harry Wang Hua Chief Operating Officer			—	—

Jean-Pierre Dallaire Principal Financial Officer/Principal Accounting Officer	10,000	6,918	—	—

	—	—	—	—

2008 PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Norbert Sporns Chief Executive Officer	—	—	—	—

Lillian Wang Li Chairman of the Board of Directors	—	—	—	—

Harry Wang Hua Chief Operating Officer	—	—	—	—

Jean-Pierre Dallaire Principal Financial Officer/Principal Accounting Officer	—	—	—	—

	—	—	—	—

2008 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
Norbert Sporns Chief Executive Officer	—	—	292,820	822,270	NIL

Lillian Wang Li Chairman of the Board of Directors	—	—	366,025	1,113,774	NIL

Harry Wang Hua Chief Operating Officer	—	—	292,820	NIL	1,133,540

Jean-Pierre Dallaire Principal Financial Officer/Principal Accounting Officer	—	—	182,902	265,328	16,468

	—	—			—

2008 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Norbert Sporns	—	—	—	—	—	33,210	33,210

Lillian Wang Li	—	—	—	—	—	33,210	33,210

Harry Wang Hua	—	—	—	—	—	—	—

Fred Bild	28,280	15,000	—	—	—	—	43,280

Daniel Too	28,280	15,000	—	—	—	—	43,280

Andrew Intrater	45,000	20,000	—	—	—	—	65,000

Joseph I Emas	30,000	20,000	—	—	—	—	50,000

2008 ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursements ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)
Norbert Sporns Chief Executive Officer	2008 2007	33,210 31,800	— —	— —	— —	— —	— —	33,210 31,800

Lillian Wang Li Chairman of the Board	2008 2007	33,210 31,800	— —	— —	— —	— —	— —	33,210 31,800

Harry Wang Hua Chief Operating Officer	2008 2007	— —	— —	— —	— —	— —	— —	— —

Jean-Pierre Dallaire Principal Financial Officer/Principal Accounting Officer	2008 2007	41,690 35,760	— —	5,640 6,400	— —	— —	— —	47,330 42,610

2008 PERQUISITES TABLE

Name	Year	Personal Use of Company Car/Parking	Financial Planning/ Legal Fees	Club Dues	Executive Relocation	Total Perquisites and Other Personal Benefits
Norbert Sporns Chief Executive Officer	2008 2007	— —	— —	— —	— —	— —

Lillian Wang Li Chairman of the Board	2008 2007	— — —	— — —	— — —	— — —	— — —

Harry Wang Hua Chief Operating Officer	2008 2007			— —	— —	— —

Jean-Pierre Dallaire Principal Financial Officer/Principal Accounting Officer	2008 2007	— —	— —	— —	— —	— —

2008 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason	After Change in Control Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control
Norbert Sporns Chief Executive Officer	Basic salary Bonus	219,615 73,205					1,572,112 524,035

Lillian Wang Li Chairman of the Board	Basic salary Bonus	219,615 146,410					1,572,112 1,048,070

Harry Wang Hua Chief Operating Officer	Basic salary Bonus	146,410 146,410					1,048,070 1,048,070

Jean-Pierre Dallaire Principal Financial Officer/Principal Accounting Officer	Basic salary Bonus	146,410 36,492					107,367 26,761

Director Compensation

Unless otherwise restricted by the certificate of incorporation, the members of board of directors have the authority to fix the compensation of directors. The directors may be paid their expenses, if any, of attendance at each meeting of the board of directors and may be paid a fixed sum for attendance at each meeting of the board of directors or a stated amount as director. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation thereafter. Members of special or standing committees may be allowed, like, for example, compensation for attending committee meetings. The annual remuneration of our independent non-executive directors Fred Bild, and Daniel Too was $15,000 plus an annual bonus to them of not less than $15,000 payable in shares of our common stock. Andrew Intrater is remunerated on the basis of $30,000 per year in cash plus an annual bonus of $20,000 payable in shares of our common stock while Joseph Emas is remunerated on the basis of $20,000 in cash per year plus an annual bonus of $20,000 payable in shares of our common stock.

Audit Committee Financial Expert

As stated above, we appointed four independent non-executive directors to our Board of Directors. We consider one of our independent directors, Mr. Andrew Intrater to be an audit committee financial expert within the meaning of the applicable Securities and Exchange Commission rules and regulations.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Messrs. Bild and Too. None of the members of the Compensation Committee is a current or former officer or employee of the Company or any of our subsidiaries. There are no compensation committee interlocks or insider participation in compensation decisions that are required to be disclosed in this Annual Report on Form 10-K.

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

Lillian Wang Li. Under Ms. Wang’s employment agreement, she has agreed to serve as the Chairman of our board of directors and Secretary. Her term of service under this agreement commenced on April 1, 2004 and continues for a term of five (5) years. The agreement provides for a base salary of $150,000 for the first year of the term and an annual increase of at least 10 percent thereafter. The agreement also provides Ms. Wang with an annual bonus of at least $100,000, and this amount may be increased subject to the decision of our board of directors. The agreement also provides for a grant of options to purchase shares of our common stock. The options include an option to purchase an aggregate of twenty percent (20 percent) of the then fully diluted shares of our common voting stock made available under our 2004 Stock Incentive Plan, and, at the beginning of each calendar quarter, an option to purchase an aggregate of five percent (5 percent) of the then fully diluted shares of our common voting stock made available under our 2004 Stock Incentive Plan. No shares of common stock were made available for option grants since the initial grants in 2004, and therefore no option grants were made to Ms. Wang. We and Ms. Wang have an understanding that she would waive any right she might have to receive any options during year 2005 and through the present date under our 2004 Stock Incentive Plan. Each option grant must be evidenced by an option agreement substantially identical to the form included in the employment agreement. The options granted under the employment agreement will have an exercise price of the fair market value per share of our common voting stock on the date the option is granted. We can terminate Ms. Wang’s employment with cause, or without cause upon at least ninety days’ written notice. In the event Ms. Wang’s employment is terminated without cause, she will be eligible to receive (1) monthly payments at her then applicable monthly base salary for the rest of her term from the date of termination of her employment; (2) an annual bonus of $50,000 for the rest of her term from the date of termination of her employment; (3) the value of any earned, but unused vacation days; (4) continued coverage under our company’s benefits plan; and (5) severance in an amount equal to her annual base salary in effect immediately prior to her last date of employment.

Harry Wang Hua. Under Mr. Wang’s employment agreement, he has agreed to serve as our Chief Operating Officer. His term of service under this agreement commenced on April 1, 2004 and continues for a term of five (5) years. The agreement also provides for a base salary of $100,000 for the first year of the term and an annual increase of at least 10 percent thereafter. The agreement also provides Mr. Wang with an annual bonus of at least $100,000, and this amount may be increased subject to the decision of our board of directors. The agreement also provides for the grant of options to purchase shares of our common stock. The options include an option to purchase an aggregate of twenty percent (20 percent) of the then fully diluted shares of our common voting stock made available under our 2004 Stock Incentive Plan, and, at the beginning of each calendar quarter, an option to purchase an aggregate of five percent (5 percent) of the then fully diluted shares of our company’s common voting stock made available under the 2004 Stock Incentive Plan. No shares of common stock were made available for option grants since the initial grants in 2004, and therefore no option grants were made to Mr. Wang. We and Mr. Wang have an understanding that he would waive any right he might have to receive any options during year 2005 and through the present date under our 2004 Stock Incentive Plan. Each option grant must be evidenced by an option agreement substantially identical to the form included in the employment agreement. The options granted under the employment agreement will have an exercise price of the fair market value per share of our common voting stock on the date the option is granted. We can terminate Mr. Wang’s employment with cause, or without cause upon at least ninety days’ written notice. In the event Mr. Wang’s employment is terminated without cause, he will be eligible to receive (1) monthly payments at his then applicable monthly base salary for the rest of his term from the date of termination of his employment; (2) an annual bonus of $50,000 for the rest of his term from the date of termination of his employment; (3) the value of any earned, but unused vacation days; (4) continued coverage under our company’s benefits plan; and (5) severance in an amount equal to his annual base salary in effect immediately prior to his last date of employment.

Norbert Sporns. Under Mr. Sporns’ employment agreement, he has agreed to serve as our Chief Executive Officer and President. His term of service under this agreement commenced on April 1, 2004 and continues for a term of five (5) years. The agreement also provides for a base salary of $150,000 for the first year of the term and an annual increase of at least 10 percent thereafter. The agreement also provides Mr. Sporns with an annual bonus of at least $50,000, and this amount may be increased subject to the decision of our board of directors. The agreement also provides for the grant of options to purchase shares of our common stock. The options include an option to purchase an aggregate of twenty percent (20 percent) of the then fully diluted shares of our common voting stock made available under our 2004 Stock Incentive Plan, and, at the beginning of each calendar quarter, an option to purchase an aggregate of five percent (5 percent) of the then fully diluted shares of our company’s common voting stock made available under our 2004 Stock Incentive Plan. No shares of common stock were made available for option grants since the initial grants in 2004, and therefore no option grants were made to Mr. Sporns. We and Mr. Sporns have an understanding that he would waive any right she might have to receive any options during year 2005 and through the present date under our 2004 Stock Incentive Plan. Each option grant must be evidenced by an option agreement substantially identical to the form included in the employment agreement. The options granted under the employment agreement will have an exercise price of the fair market value per share of our common voting stock on the date the option is granted. We can terminate Mr. Sporns’ employment with cause, or without cause upon at least ninety days’ written notice. In the event Mr. Sporns’ employment is terminated without cause, he will be eligible to receive (1) monthly payments at his then applicable monthly base salary for the rest of his term from the date of termination of his employment; (2) an annual bonus of $50,000 for the rest of his term from the date of termination of his employment; (3) the value of any earned, but unused vacation days; (4) continued coverage under our company’s benefits plan; and (5) severance in an amount equal to his annual base salary in effect immediately prior to his last date of employment.

Jean-Pierre Dallaire. Under Mr. Dallaire’s employment agreement, he has agreed to serve as our Chief Financial Officer and Financial Controller. His term of service under this agreement commenced on September 1, 2004 and continues for a term of five (5) years. The agreement provides for a base salary of $100,000 for the first year of the term and an annual increase of at least 10 percent thereafter. The agreement also provides Mr. Dallaire with an annual bonus of at least $25,000, and this amount may be increased subject to the decision of our board of directors. The agreement also provides for the grant of options to purchase shares of our common stock. The options include an option to purchase an aggregate of ten percent (10 percent) of the then fully diluted shares of our common voting stock made available under our 2004 Stock Incentive Plan, and, at the beginning of each calendar quarter, an option to purchase an aggregate of two and one-half percent (2.5 percent) of the then fully diluted shares of our company’s common voting stock made available under our 2004 Stock Incentive Plan. No shares of common stock were made available for option grants since the initial grants in 2004, and therefore no option grants were made to Mr. Dallaire. Each option grant must be evidenced by an option agreement substantially identical to the form included in the employment agreement. The options granted under the employment agreement will have an exercise price of the fair market value per share of our common voting stock on the date the option is granted. We can terminate Mr. Dallaire’s employment with cause, or without cause upon at least ninety days’ written notice. In the event Mr. Dallaire’s employment is terminated without cause, he will be eligible to receive (1) monthly payments at his then applicable monthly base salary for the rest of his term from the date of termination of his employment; (2) an annual bonus of $25,000 for the rest of his term from the date of termination of his employment; (3) the value of any earned, but unused vacation days; (4) continued coverage under our company’s benefits plan; and (5) severance in an amount equal to his annual base salary in effect immediately prior to his last date of employment.

Trond Ringstad. Under Mr. Ringstad’s employment agreement, he has agreed to serve as our Executive Vice-President Sales and Distribution. His term of service under this agreement commenced on June 28, 2006 and continues for a term of three (3) years. The agreement provides for a base salary of $150,000 for the first year of the term and an annual adjustment, whereby Mr. Ringstad’s base salary will increase by no more than 150 percent and no less than 50 percent of his base salary if the volume of sales generated by our Seattle sales office for the year immediately following his employment exceeds $15,000,000. An adjustment in Mr. Ringstad’s base salary will be paid in 50 percent cash and 50 percent restricted shares of our common stock. The agreement also provides Mr. Ringstad with an annual bonus at the discretion of our board of directors. We can terminate Mr. Ringstad’s employment with cause, or without cause upon at least a thirty day written notice. In the event that Mr. Ringstad’s employment is terminated without cause, he will be eligible to receive (1) any earned but unpaid base salary through his last date of employment; (2) the value of any earned, but unused vacation days; (3) continued coverage under our company’s benefits plan; and (4) an amount equal to six months of his annual base salary in effect immediately prior to his last date of employment.

Stock Incentive Plan

The purpose of our 2004 Stock Incentive Plan is to encourage and enable employees, directors and other persons upon whose judgment, initiative and efforts we largely depend upon, to acquire a proprietary interest in our company. Under the Stock Incentive Plan, our board of directors, or a stock option committee appointed by the board of directors, may grant stock options to purchase up to 250,000 shares of our common stock (subject to adjustment due to certain recapitalizations, reorganizations or other corporate events) to our key employees (including officers), directors and consultants. To date, all of the options available under the 2004 Stock Incentive Plan have been granted, and our ability to grant additional options will be subject to first obtaining board and Shareholder approvals. The per share exercise price of options granted under our 2004 Stock Incentive Plan will be not less than 100 percent of the fair market value per share of common stock on the date the options are granted. Our board of directors or a committee thereof administering the 2004 Stock Incentive Plan has discretion to determine what portions of any awards shall be granted as incentive stock options or ISO’s, stock appreciation rights, or SAR’s, and non-statutory options, and is generally empowered to interpret the 2004 Stock Incentive Plan; to prescribe rules and regulations relating thereto; to determine the terms of the option agreements; to amend the option agreements with the consent of the optionee; to determine the key employees and directors to whom options are to be granted; and to determine the number of shares subject to each option and the exercise price thereof. If any option expires, terminates or is cancelled without having been exercised, the shares subject to the option will again be available for issuance under the Stock Incentive Plan.

Our board of directors did not approve, and therefore, we did not make, any options/SAR grants during the fiscal year ended December 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

On December 2004, our Board of Directors ratified grants of non-qualified stock options to purchase shares of our common stock under our Stock Option Plan to some of our executive officers and directors, as well as to several of our employees. Each of these new stock options has up to a ten-year term, is subject to the terms and conditions of the Plan, and is priced at $5.60 which represents the fair market value as of the initial grant date of November 23, 2004.

Specifically, in 2004, Norbert Sporns, our Chief Executive Officer, President and director, received 25,000 stock options. Lillian Wang, the Chairman of our Board of Directors, received 25,000 stock options. Harry Wang, our Chief Operating Officer, director and brother of Ms. Wang, received 25,000 stock options; and Fusheng Wang, our director in 2004, Honorary Chairman and father of Ms. Wang, received 50,000 stock options. Together, Norbert Sporns, Harry Wang and Lillian Wang also indirectly control the majority of capital stock of HQS. The stock options granted to each of them, as well as to Fusheng Wang, were fully vested when granted. In addition, our Chief Financial Officer, Jean-Pierre Dallaire, received 10,000 stock options. Mr. Dallaire’s options were vested in 2004 immediately as to 50 percent of the grant , with the remaining 50 percent vesting as follows: 1/3 on June 16, 2005,  1/3 on June 16, 2006, and the remaining  1/3 on June 16, 2007.

Further, at the same date, our Board of Directors ratified grants of stock options to thirteen other employees of HQS. These stock options were vested immediately as to 50 percent of each individual grant, with the remaining 50 percent vesting as follows:  1/3 on June 16, 2005,  1/3 on June 16, 2006, and the remaining  1/3 on June 16, 2007. In the case of one of the employees, the stock options were fully vested when granted.

Our Board of Directors believes that these stock option grants will help our company to continue to attract, retain and motivate our employees, directors and executive officers. In connection with these grants, our Board of Directors reserved 250,000 shares for issuance under the Plan. In addition, pursuant to the provisions of the Plan, our Board of Directors delegated the full power and authority to administer the Plan, in accordance with its terms, to our Compensation Committee presently consisting of Fred Bild, an independent director, and Daniel Too, also an independent director of HQS.

The following table sets forth certain information regarding beneficial ownership of common stock as of December 31, 2008, by:

•	each person known to us to own beneficially more than 5 percent, in the aggregate, of the outstanding shares of our common stock

•	each director;

•	each of our chief executive officer and our other two most highly compensated executive officers; and

•	all executive officers and directors as a group

The number of shares beneficially owned and the percent of shares outstanding are based on 12,085,846 shares outstanding as of December 31, 2008. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise noted below, the address of each of the shareholders in the table is c/o HQ Sustainable Maritime Industries, Inc., 1511 Third Avenue, Suite 788, Seattle, Washington.

Beneficial Owner	Shares of Common Stock Number	Beneficially Owned Percent
Norbert Sporns (1)	796,761	6.6 percent

Lillian Wang Li (1)	828,918	6.9 percent

Harry Wang Hua (1)	1,639,993	13.6 percent

Andrew Intrader(2)	2,878	Less than 1 percent

Fred Bild	2,541	Less than 1 percent

Daniel Too	9,151	Less than 1 percent

Joseph I. Emas	15,878	Less than 1 percent

All such directors and executive officers as a group (7 persons)	3,296,120	27.3 percent

Five Percent Shareholders (Other than Directors and named executive officers
River Road Asset Management, LLC (3)	784,103	6.5 percent

Hound Partners, LLC, Hound Performance, LLC and Jonathan Auerbach (4)	785,915	6.5 percent

The Tail Wind Fund Ltd. (5)	1,001,252	7.7 percent

(1)	Beneficially owns the shares indicated, which are owned of record by Red Coral Group Limited and Sino-Sult Canada (S.S.C.) Limited. Each of Mr. Sporns, Ms. Wang and Mr. Wang own respectively 24 percent, 25 percent and 51 percent of the issued capital of Red Coral Group Limited and Sino-Sult Canada (S.S.C.) Limited and share voting and investment power over the shares held by Red Coral Group Limited and Sino-Sult Canada (S.S.C.) Limited.
(2)	The address of this stockholder is c/o Renova U.S. Management LLC, 153 E. 53rd Street, 58th Floor, New York, New York 10022.
(3)	Based on a Schedule 13G/A filed by River Road Asset Management, LLC with the SEC on February 17, 2009. The address of the indicated holder is 462 S. 4th Street, Suite 1600, Louisville, KY 40202.
(4)	Based on a Schedule 13G/A jointly filed by Hound Partners, LLC, Hound Performance, LLC and Jonathan Auerbach with the SEC on February 13, 2009. The address of the indicated holders is 101 Park Avenue, 48th Floor, New York, New York 10178.
(5)	Based on a Schedule 13G/A filed by The Tail Wind Fund Ltd. (“Tail Wind”) with the SEC on February 13, 2009. The address of the indicated holder is Windermere House, 404 East Bay Street, P.O. Box SS-5539 British Virgin Isles. Includes (i) 151,252 shares of common stock currently held by Tail Wind and (ii) 850,000 shares of common stock issuable upon conversion of $4,250,000 in principal amount of the issuer’s 6.5% Convertible Notes due November 1, 2009.

Changes in Control

We know of no plans or arrangements that will result in a change of control at our company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In the last three fiscal years, none of our present directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us, except as follows:

Family Relationships

Lillian Wang Li and Harry Wang Hua are brother and sister and Lillian Wang Li is married to Norbert Sporns.

Director Independence

Our board of directors has adopted independence standards consistent with the current listing standards of American Stock Exchange to assist the board of directors in determining which of its members is independent. Our board of directors has determined that each of Fred Bild, Daniel Too, Joseph I. Emas, and Andrew Intrater satisfies our independence standards and further determined that each of them is independent within the meaning of American Stock Exchange’s listing standards. Our audit committee consists of Messrs. Andrew Intrater, Fred Bild and Daniel Too, and the compensation committee consists of Messrs. Fred Bild and Daniel Too. Our board of directors has determined that each of these directors is “independent” within the meaning of the applicable rules and regulations of the SEC and the American Stock Exchange.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(a)	Audit Fees

Our auditors Schwartz, Levitsky, Feldman., LLP, billed us aggregate fees in the amount of approximately $240,000 for year ended December 31, 2008 while Rotenberg billed us $155,000 for the financial year ended December 31, 2007. These amounts were billed for professional services our auditors provided for the audit of our annual financial statements and SOX 404 internal controls over financial reporting, review of our securities offerings and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those financial years.

(b)	Audit-Related Fees

Schwartz Levitsky Feldman billed us aggregate fees in the amount of $60,000 for year ended December 31, 2008 while Rotenberg billed us $105,000 for the financial year ended December 31, 2007, and for assurance and related services that were reasonably related to the performance of the reviews of our financial statements.

(c)	Tax Fees

Schwartz Levitsky Feldman and Rotenberg billed us aggregate fees in the amount of $0 for the financial years ended December 31, 2008 and December 31, 2007, for tax compliance, tax advice, and tax planning.

(d)	All Other Fees

Schwartz Levitsky Feldman and Rotenberg billed us aggregate fees in the amount of $0 for the financial years ended December 31, 2008 and December 31, 2007, and for all other fees.

All audit-related services, tax services and other non-audit services were pre-approved by the Audit Committee, which concluded that the provision of such services by Schwartz Levitsky Feldman was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s Outside Auditor Independence Policy provides for pre-approval of audit, audit-related and tax services specifically described by the committee on an annual basis and, in addition, individual engagements anticipated to exceed pre-established thresholds must be separately approved. The policy authorizes the committee to delegate to one or more of its members pre-approval authority with respect to permitted services.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1(a)	Certificate of Incorporation of HQ Sustainable Maritime Industries, Inc., as amended (incorporated by reference to Exhibit 2 to the Schedule 14C of Process Equipment, Inc. (SEC file No. 0-18980), filed with the SEC on April 28, 2004).

3.1(b)	Certificate of Amendment of Certificate of Incorporation, dated December 28, 2006, of HQ Sustainable Maritime Industries, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form SB-2 (SEC File Number 333-139454), filed with the SEC on April 20, 2007).

3.2	By-laws of HQ Sustainable Maritime Industries, Inc. (incorporated by reference to Exhibit 3 to the Schedule 14C of Process Equipment, Inc. (SEC file No. 0-18980), filed with the SEC on April 28, 2004).

4.1	Form of Rights and Preferences of Preferred Stock (incorporated by reference to Form 14C (SEC File Number 0-18980), filed with the SEC on October 3, 2005).

4.2	Form of Subscription Agreement between HQ Sustainable Maritime Industries, Inc. and Certain Investors, exhibits attached (incorporated by reference to Exhibit 4.1 to Form 8-K (SEC File Number 0-18980), filed with the SEC on January 26, 2006).

4.3	Form of Stock Purchase Agreement by and among Process Equipment, Inc. and certain Investors, dated April 21, 2004 (incorporated by reference to Exhibit 10.19 to Form SB-2 (SEC File Number 333-139454), filed with the SEC on December 18, 2006).

4.4	Form of Registration Rights Agreement by and among Process Equipment, Inc. and certain Investors, dated April 21, 2004 (incorporated by reference to Exhibit 10.20 to Form SB-2 (SEC File Number 333-139454), filed with the SEC on December 18, 2006).

4.5	Form of Class C Warrant (incorporated by reference to Exhibit 10.21 to Form SB-2 (SEC File Number 333-139454), filed with the SEC on December 18, 2006).

4.6	Form of Class D Warrant (incorporated by reference to Exhibit 10.22 to Form SB-2 (SEC File Number 333-139454), filed with the SEC on December 18, 2006).

10.1	Employment Agreement, effective as of April 1, 2004, between HQ Sustainable Maritime Industries, Inc. and Harry Wang (incorporated by reference to Exhibit 10.1 to Form 10-QSB (SEC File Number 0-18980), filed with the SEC on August 13, 2004).

10.2	Amendment No. 1 to Employment Agreement, dated July, 2005, between HQ Sustainable Maritime Industries, Inc. and Harry Wang (incorporated by reference to Exhibit 10.16 to Form 10-KSB (SEC File Number 18980), filed with the SEC on April 11, 2005).

10.3	Employment Agreement, effective as of April 1, 2004, between HQ Sustainable Maritime Industries, Inc. and Lillian Wang Li (incorporated by reference to Exhibit 10.2 to Form 10-QSB (SEC File Number 0-18980), filed with the SEC on August 13, 2004).

10.4	Amendment No. 1 to Employment Agreement, dated July, 2005, between HQ Sustainable Maritime Industries, Inc. and Lillian Wang Li (incorporated by reference to Exhibit 10.15 to Form 10-KSB (SEC File Number 18980), filed with the SEC on April 11, 2005).

10.5	Employment Agreement, effective as of April 1, 2004, between HQ Sustainable Maritime Industries, Inc. and Norbert Sporns (incorporated by reference to Exhibit 10.3 to Form 10-QSB (SEC File Number 0-18980), filed with the SEC on August 13, 2004).

10.6	Amendment No. 1 to Employment Agreement, dated July, 2005, between HQ Sustainable Maritime Industries, Inc. and Norbert Sporns (incorporated by reference to Exhibit 10.14 to Form 10-KSB (SEC File Number 18980), filed with the SEC on April 11, 2005).

10.7	Employment Agreement, dated as of September 1, 2004, between HQ Sustainable Maritime Industries Inc. and Jean-Pierre Dallaire (incorporated by reference to Exhibit 10.3 to Form 10-QSB (Commission file No. 0-18980), filed with the Commission on November 15, 2004).

10.8	Employment Agreement, dated as of June 28, 2006, between HQ Sustainable Maritime Industries Inc. and Trond Ringstad (incorporated by reference to Exhibit 10.13 Form SB-2 (Commission file No. 333-139454), filed with the Commission on December 18, 2006).

10.9	Independent Non-Executive Director Agreement, dated as of June 15, 2004, between HQ Sustainable Maritime Industries Inc. and Fred Bild (incorporated by reference to Exhibit 10.4 to Form 10-QSB (SEC file No. 0-18980), filed with the SEC on August 13, 2004).

10.10	Independent Non-Executive Director Agreement, dated as of June 15, 2004, between HQ Sustainable Maritime Industries Inc. and Jacques Vallée (incorporated by reference to the Report on Form 10-QSB (SEC file No. 0-18980), filed with the SEC on August 13, 2004).

10.11	Independent Non-Executive Director Agreement, dated as of September 2, 2004, between HQ Sustainable Maritime Industries Inc. and Daniel Too (incorporated by reference to Exhibit 10.2 to Form 10-QSB (SEC file No. 0-18980), filed with the SEC on November 15, 2004).

10.12	Form of Stock Option Grant Notice (incorporated by reference to Exhibit 10.1 to Form 8-K (SEC File Number 0-18980), filed with the SEC on December 3, 2004).

10.13	Form of Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K (SEC File Number 0-18980), filed with the SEC on December 3, 2004).

10.14	Form of Exercise Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K (SEC File Number 0-18980), filed with the SEC on December 3, 2004).

10.15	Agreement, dated as of November 4, 2004, between HQ Sustainable Maritime Industries, Inc. and Sino-Sult Canada (S.S.C.) Limited (incorporated by reference to Exhibit 10.1 to Form 10-QSB (SEC file No. 0-18980), filed with the SEC on November 15, 2004).

10.16	Form of Purchase Agreement between HQ Sustainable Maritime Industries, Inc. and Certain Investors dated November 8, 2006 (incorporated by reference to Exhibit 4.1 to Form 8-K (SEC File Number 18980), filed with the SEC on November 13, 2006).

10.17	Form of Underwriters’ Purchase Option between HQ Sustainable Maritime Industries, Inc. and Several Underwriters (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to Form SB-2 (SEC File Number 333-139454), filed with the SEC on May 24, 2007).

10.18	Melbourne Tower Lease, dated November 22, 2005, between Doncaster Investments NV, Inc. and HQ Sustainable Maritime Industries, Inc (incorporated by reference to Exhibit 10.18 to Form SB-2 (SEC File Number 333-139454), filed with the SEC on December 18, 2006).

10.19	Waiver and Amendment Agreement between HQ Sustainable Maritime Industries, Inc. and Certain Investors, dated February 22, 2008 (incorporated by reference to Exhibit 10.24 to Amendment No. 5 to Form S-3 (SEC File Number 333-143453), filed with the SEC on May 8, 2008).

10.20	Contract for Land Use Rights Transfer between Hainan Hengtian Industry Co., Ltd and Hainan Yu Bao Feedstuff Co., Ltd. dated October 18, 2006 (incorporated by reference to Exhibit 10.25 to Amendment No. 2 to Form SB-2 (SEC File Number 333-139454), filed with the SEC on May 24, 2007).

10.21	Contract for Land Attachment Transfer between Hainan Hengtian Industry Co., Ltd and Hainan Yu Bao Feedstuff Co., Ltd. dated December 20, 2006 (incorporated by reference to Exhibit 10.26 to Amendment No. 2 to Form SB-2 (SEC File Number 333-139454), filed with the SEC on May 24, 2007).

10.22	2009 Stock Option Plan*

21.1	Subsidiaries of HQ Sustainable Maritime Industries, Inc.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes–Oxley Act.*

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes–Oxley Act.*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes–Oxley Act.*

32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes–Oxley Act.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Norbert Sporns
Name:	Norbert Sporns
Title:	Chief Executive Officer and President

March 12, 2009

By:	/s/ Jean–Pierre Dallaire
Name:	Jean–Pierre Dallaire
Title:	Principal Accounting Officer

March 12, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Norbert Sporns	Chief Executive Officer, President and Director	March 12, 2009
Norbert Sporns	(Principal Executive Officer)

/s/ Lillian Wang	Secretary, Chairman of the Board of Directors, and Director	March 12, 2009
Lillian Wang

/s/ Harry Wang	Chief Operating Officer and Director	March 12, 2009
Harry Wang

/s/ Andrew Intrater	Independent Non-Executive Director	March 12, 2009
Andrew Intrater

/s/ Fred Bild	Independent Non-Executive Director	March 12, 2009
Fred Bild

/s/ Daniel Too	Independent Non-Executive Director	March 12, 2009
Daniel Too

/s/ Jean-Pierre Dallaire	Chief Financial Officer and Financial Controller	March 12, 2009
Jean-Pierre Dallaire	(Principal Accounting Officer)

/s/ Joseph I. Emas	Independent Non-Executive Director	March 12, 2009
Joseph I. Emas

EXHIBIT INDEX

Exhibit No.	Description
3.1(a)	Certificate of Incorporation of HQ Sustainable Maritime Industries, Inc., as amended (incorporated by reference to Exhibit 2 to the Schedule 14C of Process Equipment, Inc. (SEC file No. 0-18980), filed with the SEC on April 28, 2004).

3.1(b)	Certificate of Amendment of Certificate of Incorporation, dated December 28, 2006, of HQ Sustainable Maritime Industries, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form SB-2 (SEC File Number 333-139454), filed with the SEC on April 20, 2007).

3.2	By-laws of HQ Sustainable Maritime Industries, Inc. (incorporated by reference to Exhibit 3 to the Schedule 14C of Process Equipment, Inc. (SEC file No. 0-18980), filed with the SEC on April 28, 2004).

4.1	Form of Rights and Preferences of Preferred Stock (incorporated by reference to Form 14C (SEC File Number 0-18980), filed with the SEC on October 3, 2005).

4.2	Form of Subscription Agreement between HQ Sustainable Maritime Industries, Inc. and Certain Investors, exhibits attached (incorporated by reference to Exhibit 4.1 to Form 8-K (SEC File Number 0-18980), filed with the SEC on January 26, 2006).

4.3	Form of Stock Purchase Agreement by and among Process Equipment, Inc. and certain Investors, dated April 21, 2004 (incorporated by reference to Exhibit 10.19 to Form SB-2 (SEC File Number 333-139454), filed with the SEC on December 18, 2006).

4.4	Form of Registration Rights Agreement by and among Process Equipment, Inc. and certain Investors, dated April 21, 2004 (incorporated by reference to Exhibit 10.20 to Form SB-2 (SEC File Number 333-139454), filed with the SEC on December 18, 2006).

4.5	Form of Class C Warrant (incorporated by reference to Exhibit 10.21 to Form SB-2 (SEC File Number 333-139454), filed with the SEC on December 18, 2006).

4.6	Form of Class D Warrant (incorporated by reference to Exhibit 10.22 to Form SB-2 (SEC File Number 333-139454), filed with the SEC on December 18, 2006).

10.1	Employment Agreement, effective as of April 1, 2004, between HQ Sustainable Maritime Industries, Inc. and Harry Wang (incorporated by reference to Exhibit 10.1 to Form 10-QSB (SEC File Number 0-18980), filed with the SEC on August 13, 2004).

10.2	Amendment No. 1 to Employment Agreement, dated July, 2005, between HQ Sustainable Maritime Industries, Inc. and Harry Wang (incorporated by reference to Exhibit 10.16 to Form 10-KSB (SEC File Number 18980), filed with the SEC on April 11, 2005).

10.3	Employment Agreement, effective as of April 1, 2004, between HQ Sustainable Maritime Industries, Inc. and Lillian Wang Li (incorporated by reference to Exhibit 10.2 to Form 10-QSB (SEC File Number 0-18980), filed with the SEC on August 13, 2004).

10.4	Amendment No. 1 to Employment Agreement, dated July, 2005, between HQ Sustainable Maritime Industries, Inc. and Lillian Wang Li (incorporated by reference to Exhibit 10.15 to Form 10-KSB (SEC File Number 18980), filed with the SEC on April 11, 2005).

10.5	Employment Agreement, effective as of April 1, 2004, between HQ Sustainable Maritime Industries, Inc. and Norbert Sporns (incorporated by reference to Exhibit 10.3 to Form 10-QSB (SEC File Number 0-18980), filed with the SEC on August 13, 2004).

10.6	Amendment No. 1 to Employment Agreement, dated July, 2005, between HQ Sustainable Maritime Industries, Inc. and Norbert Sporns (incorporated by reference to Exhibit 10.14 to Form 10-KSB (SEC File Number 18980), filed with the SEC on April 11, 2005).

10.7	Employment Agreement, dated as of September 1, 2004, between HQ Sustainable Maritime Industries Inc. and Jean-Pierre Dallaire (incorporated by reference to Exhibit 10.3 to Form 10-QSB (Commission file No. 0-18980), filed with the Commission on November 15, 2004).

10.8	Employment Agreement, dated as of June 28, 2006, between HQ Sustainable Maritime Industries Inc. and Trond Ringstad (incorporated by reference to Exhibit 10.13 Form SB-2 (Commission file No. 333-139454), filed with the Commission on December 18, 2006).

10.9	Independent Non-Executive Director Agreement, dated as of June 15, 2004, between HQ Sustainable Maritime Industries Inc. and Fred Bild (incorporated by reference to Exhibit 10.4 to Form 10-QSB (SEC file No. 0-18980), filed with the SEC on August 13, 2004).

10.10	Independent Non-Executive Director Agreement, dated as of June 15, 2004, between HQ Sustainable Maritime Industries Inc. and Jacques Vallée (incorporated by reference to the Report on Form 10-QSB (SEC file No. 0-18980), filed with the SEC on August 13, 2004).

10.11	Independent Non-Executive Director Agreement, dated as of September 2, 2004, between HQ Sustainable Maritime Industries Inc. and Daniel Too (incorporated by reference to Exhibit 10.2 to Form 10-QSB (SEC file No. 0-18980), filed with the SEC on November 15, 2004).

10.12	Form of Stock Option Grant Notice (incorporated by reference to Exhibit 10.1 to Form 8-K (SEC File Number 0-18980), filed with the SEC on December 3, 2004).

10.13	Form of Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K (SEC File Number 0-18980), filed with the SEC on December 3, 2004).

10.14	Form of Exercise Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K (SEC File Number 0-18980), filed with the SEC on December 3, 2004).

10.15	Agreement, dated as of November 4, 2004, between HQ Sustainable Maritime Industries, Inc. and Sino-Sult Canada (S.S.C.) Limited (incorporated by reference to Exhibit 10.1 to Form 10-QSB (SEC file No. 0-18980), filed with the SEC on November 15, 2004).

10.16	Form of Purchase Agreement between HQ Sustainable Maritime Industries, Inc. and Certain Investors dated November 8, 2006 (incorporated by reference to Exhibit 4.1 to Form 8-K (SEC File Number 18980), filed with the SEC on November 13, 2006).

10.17	Form of Underwriters’ Purchase Option between HQ Sustainable Maritime Industries, Inc. and Several Underwriters (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to Form SB-2 (SEC File Number 333-139454), filed with the SEC on May 24, 2007).

10.18	Melbourne Tower Lease, dated November 22, 2005, between Doncaster Investments NV, Inc. and HQ Sustainable Maritime Industries, Inc (incorporated by reference to Exhibit 10.18 to Form SB-2 (SEC File Number 333-139454), filed with the SEC on December 18, 2006).

10.19	Waiver and Amendment Agreement between HQ Sustainable Maritime Industries, Inc. and Certain Investors, dated February 22, 2008 (incorporated by reference to Exhibit 10.24 to Amendment No. 5 to Form S-3 (SEC File Number 333-143453), filed with the SEC on May 8, 2008).

10.20	Contract for Land Use Rights Transfer between Hainan Hengtian Industry Co., Ltd and Hainan Yu Bao Feedstuff Co., Ltd. dated October 18, 2006 (incorporated by reference to Exhibit 10.25 to Amendment No. 2 to Form SB-2 (SEC File Number 333-139454), filed with the SEC on May 24, 2007).

10.21	Contract for Land Attachment Transfer between Hainan Hengtian Industry Co., Ltd and Hainan Yu Bao Feedstuff Co., Ltd. dated December 20, 2006 (incorporated by reference to Exhibit 10.26 to Amendment No. 2 to Form SB-2 (SEC File Number 333-139454), filed with the SEC on May 24, 2007).

10.22	2009 Stock Option Plan*

21.1	Subsidiaries of HQ Sustainable Maritime Industries, Inc.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes–Oxley Act.*

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes–Oxley Act.*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes–Oxley Act.*

32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes–Oxley Act.*

*	Filed herewith.