Form 10-Q
period 2009-03-31
HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
filed 2009-05-11
CIK 857073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2009
Common stock, $0.001 par value	12,146,656

CERTIFICATIONS

Exhibit 31 – Management certification

Exhibit 32 – Sarbanes-Oxley Act

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009 (Unaudited)	December 31, 2008 (Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,829,017	$54,920,548
Trade receivables, net of provisions	24,009,228	27,689,410
Inventories	1,602,061	1,041,628
Prepayments	429,152	464,919

TOTAL CURRENT ASSETS	80,869,458	84,116,505

PROPERTY, PLANT AND EQUIPMENT, NET	7,984,622	8,315,593
CONSTRUCTION IN PROGRESS	8,725,589	6,622,501
INTANGIBLE ASSETS	1,059,333	1,112,904
OTHER ASSETS
Deferred expense	13,145	18,770

TOTAL ASSETS	$98,652,147	$100,186,273

The accompanying notes are an integral part of the consolidated financial statements.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009 (Unaudited)	December 31, 2008 (Audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,684,288	$5,787,514
Tax payable	246,907	823,382
Due to directors	7,079	698,429
Derivative liabilities	3,942,819	—
Current portion of promissory notes	4,722,741	4,603,920

TOTAL CURRENT LIABILITIES	13,603,834	11,913,245

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 100,000 shares issued and outstanding	100	100
Common stock, $0.001 par value, 200,000,000 shares authorized, 12,146,656 and 12,085,846 shares issued and outstanding as of March 31, 2009 and December 31, 2008 respectively	12,147	12,086
Additional paid-in capital	59,396,767	61,572,410
Accumulated other comprehensive income	9,405,210	9,615,956
Retained earnings	9,520,371	10,510,961
Appropriation of retained earnings (Reserves)	6.713,718	6,561,515

TOTAL SHAREHOLDERS’ EQUITY	85,048,313	88,273,028

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$98,652,147	$100,186,273

The accompanying notes are an integral part of the consolidated financial statements.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended
	March 31, 2009	March 31, 2008
SALES	$10,840,821	$9,210,490
COST OF SALES	6,087,507	5,310,702

GROSS PROFIT	4,753,314	3,899,788
SELLING AND DISTRIBUTION EXPENSES	254,152	229,176
MARKETING AND ADVERTISING	1,426,625	1,164,518
GENERAL AND ADMINISTRATIVE EXPENSES	1,606,372	1,452,800
DEPRECIATION AND AMORTIZATION	427,111	339,755
DOUBTFUL ACCOUNTS (RECOVERY)	31,566	(10,538)

INCOME FROM OPERATIONS	1,007,488	724,077
FINANCE COSTS	518,445	1,639,405
FAIR VALUE CHANGE IN DERIVATIVE FINANCIAL INSTRUMENTS	(825,871)	—
OTHER (INCOME)/EXPENSES	(27,011)	1,765

INCOME / (LOSS) BEFORE INCOME TAXES	1,341,925	(917,093)
INCOME TAXES
CURRENT	226,569	112,350
DEFERRED	—	—

NET INCOME/(LOSS) ATTRIBUTABLE TO SHAREHOLDERS	1,115,356	(1,029,443)
OTHER COMPREHENSIVE INCOME
Foreign currency translation (loss)/gain	(210,746)	2,763,843

COMPREHENSIVE INCOME	$904,610	$1,734,400

NET INCOME/(LOSS) PER SHARE
BASIC	$0.0919	$(0.089)

DILUTED	$0.0891	$(0.089)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	12,137,999	11,572,458

DILUTED	13,424,809	11,572,458

The accompanying notes are an integral part of the consolidated financial statements.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	2009	2008
OPERATING ACTIVITIES
Net income/(loss)	$1,115,356	$(1,029,443)
Non-cash items:
Depreciation and amortization	427,111	339,755
Loss of disposal of fixed assets	—	1,765
Fair value change in derivative financial instruments	(825,871)	—
Financial and other non-cash services	785,679	1,908,580

Change in non–cash working capital items:
Inventories	(561,878)	(591,275)
Trade receivables, net of provisions	3,646,355	(180,872)
Prepayments	35,188	(65,448)
Accounts payables and accrued expenses	(922,645)	(1,541,200)
Tax payable	(575,767)	(841,598)

Cash flow generated from/(used in) operating activities	3,123,528	(1,999,736)

INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(54,611)	(142,307)
Sales proceeds of disposal of fixed assets	—	2,375
Construction in progress	(2,288,983)	(1,917,782)
Acquisition of intangible assets	—	(76,958)

Cash flow used in investing activities	(2,343,594)	(2,134,672)

FINANCING ACTIVITIES
Cash proceeds from issuance of common stock	—	137,536
Due to directors	(691,520)	(392,416)

Cash flow used in financing activities	(691,520)	(254,880)

NET CHANGE IN CASH AND CASH EQUIVALENTS	88,414	(4,389,288)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(179,945)	2,151,363
Cash and cash equivalents, beginning of period	54,920,548	46,959,908

Cash and cash equivalents, end of period	$54,829,017	$44,721,983

SUPPLEMENTARY CASH FLOWS DISCLOSURES
Interest paid	$—	$—

Taxes paid	$803,044	$975,806

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued for services	$295,784	$3,673,349

The accompanying notes are an integral part of the financial statements.

HQ SUSTAINABLE MARTIME INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2009

NOTE 1—BASIS OF PRESENTATION

The consolidated financial statements include the accounts of HQS and all its subsidiaries (“The Group”). All material inter-company accounts and transactions have been eliminated. The consolidated financial statements are prepared in accordance with generally accepted accounting principles used in the United States of America.

NOTE 2—ORGANIZATION AND PRINCIPAL ACTIVITIES

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

Further, effective August 17, 2004, HQS caused Jade Profit Investment Limited, its wholly-owned subsidiary, to acquire the minority equity interest equal to 15.58 percent that Jade did not already own in Hainan Quebec Ocean Fishing Company Limited, HQS’s principal operating subsidiary. This purchase was effected by Jade pursuant to the Purchase Agreement, dated as of August 17, 2004, between Jade and Hainan Fuyuan Investment Company Limited, the holder of the minority equity interest of HQOF being acquired by Jade. Jade has previously obtained all requisite governmental approvals in the PRC in order to consummate this transaction.

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

NOTE 5—FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of certain financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued expenses and debt, approximates their fair value at March 31, 2009 and December 31, 2008 due to the relatively short-term maturity of these instruments

NOTE 6—INVENTORIES

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

The inventories at March 31, 2009 and December 31, 2008 are summarized as follows:

	March 31, 2009	December 31, 2008
Raw materials	$157,312	$183,232
Work-in-progress	119,683	156,416
Finished goods	1,325,066	701,980

	$1,602,061	$1,041,628

NOTE 7—FOREIGN CURRENCY TRANSLATION

We follow SFAS No. 52,”Foreign Currency Translation”, for both the translation and re-measurement of balance sheet and income statement items into U.S. dollars. Resulting translation adjustments are reported as a separate component of accumulated comprehensive income (loss) in stockholders’ equity.

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

	2009	2008
Quarter-end RMB : US$ exchange rate	6.8330	6.8240
Average RMB : US$ exchange rate	6.8285	7.0643

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

The Company’s subsidiaries registered in the PRC are subject to state and local income taxes within the PRC at the applicable tax rates on the taxable income as reported in their PRC statutory financial statements in accordance with the relevant income tax laws applicable to foreign enterprises. On March 17, 2007, a new PRC Enterprise Income Tax Law (EIT) was promulgated and introduced a new uniform tax regime in the PRC. The EIT became effective on January 1, 2008. That new Law provides, amongst other issues, that income derived from processing of fishery products and processing of agricultural products will be exempt from the EIT tax rate. Starting in 2008, HQOF benefits from a “0” percent tax rate. Jiahua Marine was subject to a tax rate under the new law, which increased by 2 percent in 2009 and will increase gradually until it reaches a maximum of 25 percent in 2012.

The statutory income tax rate in the PRC for 2009, for our segments, is as follows:

	HQOF	Jiahua Marine
Statutory tax rate	0%	20%
Tax holidays and concessions	—	—

Effective tax rate	0%	20%

Income taxes are calculated on a separate entity basis. Currently there is no tax benefit or burden recorded for the United States.

NOTE 9—CONVERTIBLE PROMISSORY NOTES AND WARRANTS

Effective January 25, 2006, the Company completed a financing transaction with a group of private investors for an amount of $5,225,000, bearing an annual interest rate of 8%. After deducting commissions and other costs of the offering of $522,500, the Company received net proceeds of $4,702,500. The Notes were due and totally repaid on January 25, 2008. The Notes were convertible into shares of the Company’s Common Stock at a per share conversion price at the rate of $6.00 per share of Common Stock. The Company followed EITF 00–27, the issue 98–5 model in recording the convertible notes and warrants in its financial statements.

One Class A Warrant and one Class B Warrant were issued for each two shares of Common Stock which would be issued on the Closing Date assuming the complete conversion of the Notes issued on the Closing Date at the rate of $6.00 per share of Common Stock. The exercise price to acquire a share of Common Stock upon exercise of a Class A or B Warrants was established at $6.00. The final portion of the Class A Warrants were exercised in January 2009. The Class B Warrants shall be exercisable until January 25, 2011 (five (5) years after the closing of the financing). The offer and sale of these securities were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D The Company evaluated the convertible debt and warrants under the guide EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and potentially Settled in, a Company’s Own Stock”, with regards to the control over the form of ultimate settlement of the instruments. The Company classified the warrants as equity under the guide EITF 00-19. The related registration statement became effective on June 15, 2006.

Furthermore, effective November 8, 2006, the Company completed another financing transaction with a group of private investors for an amount of $5,000,000, bearing interest at 6.5% per annum. The financing consisted of two components: (a) promissory notes of the Company, in the principal aggregate amount of $5,000,000 due November 1, 2009 and (b) warrants registered in the name of each Investor to purchase an aggregate of up to 200,000 shares of our Common Stock. The Notes are convertible into shares of the Company’s $0.001 par value Common Stock at a conversion price of $5.00 per share. The Warrants expire on the fifth anniversary of the effective date of the reverse stock split. The exercise price to acquire a share of Common Stock is equal to the Conversion Price under the Notes, currently at the rate of $5.00 per share of Common Stock. At March 31, 2009, there were 30,000 such warrants still unexercised,

NOTE 10—SEGMENTS

No geographical segment analysis is provided for the three months ended March 31, 2009 and 2008, respectively, as less than 10% of consolidated revenues and less than 10% of consolidated income from operations is attributable to the segment other than the Mainland China.

Business segment for the three months ended March 31, 2009

	Aquaculture Product	Health and Bio-product	Unallocated Items	Consolidation
Sales to external customers	7,310,236	3,530,585	—	10,840,821

Selling and distribution expenses	153,660	100,492	—	254,152
Marketing and advertising	—	1,425,020	1,605	1,426,625
General and administrative expenses	139,615	169,542	1,297,215	1,606,372
Depreciation and amortization	213,641	147,232	66,238	427,111
Doubtful accounts	30,157	1,409	—	31,566
Finance costs	(13,516)	(18,450)	550,411	518,445
Fair value change in derivative financial instruments	—	—	(825,871)	(825,871)
Income/(loss) before income taxes	1,541,766	884,254	(1,084,095)	1,341,925
Income taxes	—	226,569	—	226,569
Net Income/(loss) for the period	1,541,766	657,685	(1,084,095)	1,115,356

Segment assets	49,556,810	35,655,452	13,439,885	98,652,147

Segment liabilities	1,720,340	1,283,485	10,600,009	13,603,834

Business segment for the three months ended March 31, 2008

	Aquaculture Product	Health and Bio-product	Unallocated Items	Consolidation
Sales to external customers	6,527,467	2,683,023	—	9,210,490

Selling and distribution expenses	122,911	106,265	—	229,176
Marketing and advertising	—	1,164,518	—	1,164,518
General and administrative expenses	146,286	142,472	1,164,042	1,452,800
Depreciation and amortization	173,877	103,240	62,638	339,755
Doubtful accounts (Recovery )	7,076	(17,614)	—	(10,538)
Finance costs	(18,514)	(18,040)	1,675,959	1,639,405
Income/(loss) before income taxes	1,319,393	549,250	(2,785,736)	(917,093)
Income taxes	—	112,350	—	112,350
Net income (loss) for the period	1,319,393	436,900	(2,785,736)	(1,029,443)

Segment assets	38,580,333	25,695,929	20,941,916	85,218,178

Segment liabilities	2,206,654	1,152,301	7,600,688	10,959,643

NOTE 11: CAPITAL COMMITMENT

A. CAPITAL COMMITMENTS

As of March 31, 2009, there were capital commitments amounting to $2,033,194, mostly related to the construction work of the feed mill.

B. LEASE COMMITMENTS

The Company has entered into operating leases, for rental of office space and other services, which expire on different dates. The minimum future payments under these commitments for the next five years are as follows:

2009	$85,713
2010	124,432
2011	41,032
2012	41,032
2013	41,032
Thereafter	430,832

Total	$764,073

NOTE 12—RECENT PRONOUNCEMENTS

Effective January 1, 2009, the Company adopted the provisions of Emerging Issues Task Force (EITF) EITF 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, (“EITF 07-05”). EITF 07-05 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As of January 1, 2009, as a result of adopting EITF 07-05, warrants to purchase 409,358 shares of our common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. As such, effective January 1, 2009, the Company reclassified the fair value of these warrants to purchase common stock, which had exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue. Furthermore, since the promissory notes in the liabilities carry an embedded conversion feature, these notes were also recognized as derivative instruments under EITF 07-05. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $1,953,746 to beginning retained earnings and $4,403,239 to common stock warrant liability to recognize the fair value of such warrants on such date and the embedded conversion feature of the outstanding notes. The fair value of these financial instruments decreased to $3,942,819 as of March 31, 2009. As such, we recognized a $825,871 non-cash credit to operations from the change in fair value of these warrants for the three months ended March 31, 2009.

NOTE 13—LEGAL PROCEEDINGS

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

In this Quarterly Report on Form 10-Q, “Company,” “our company,” “us,” and “our” refer to HQ Sustainable Maritimes Industries, Inc., a Delaware corporation, and our subsidiaries, unless the context requires otherwise.

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-Q.

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

In addition, you should consider the following information as you read the below results of operations discussion and our financial statements and related notes included elsewhere in this report. From the first quarter of 2004, following our reverse merger with Process Equipment, Inc., we have been operating under the name of HQS. At that time, we owned 84.4 percent of HQOF, currently our principal operating subsidiary that processes our seafood products; in August 2004 we acquired the remaining ownership interest that we did not already own in HQOF. The fiscal year-end of Process Equipment was changed from April 30, to December 31 following the reverse merger. In August 2004, we acquired a 100 percent interest in our current subsidiary Jiahua Marine which operates a marine bio and healthcare plant, including nutraceuticals, in Hainan Province, China.

Our business operations consist of two segments, the marine bio and healthcare product segment and the aquaculture product segment. Since the acquisition of Jiahua Marine, which represents the marine bio and healthcare product segment, that segment represented a significant contribution to our net income and currently provides higher profit margins than our aquaculture products segment. Our management expects, but cannot guarantee, the sales and contribution to net income to continue during the next year in similar proportions. However, as the marketing efforts increase in connection with the aquaculture product segment and the investment in the feed mill plant and equipment for new processing capacity of extruded feed are completed in 2009, our management expects that the aquaculture product segment will begin to contribute a greater portion of net income in 2009 and beyond.

The following Management’s Discussion and Analysis (“MD&A”) is intended to provide the readers with an insight of the Group. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes (“Notes”).

Our principal executive office is located at 1511, Third Avenue, Suite 788, Seattle, Washington, and our telephone number is (206) 621 9888. The URL for our website is http://www.hqfish.com .

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

No significant development happened during the three months period ended March 31, 2009.

Results of Operations – Three Months Ended March 31, 2009 as Compared to Three Months Ended March 31, 2008

Total sales for the three months period ended March 31, 2009 increased by 18%, from $9,210,490 for the three months period ended March 31, 2008 to $10,840,821 for the three months period ended March 31, 2009. The gross profit for the three months period ended March 31, 2009 increased by 22% to $4,753,314 when compared to the corresponding period of 2008. That increase in the gross profit in 2009 was the result of higher sales from both segments in the current quarter when compared to the corresponding quarter of 2008. The overall gross profit ratio improved slightly in the first three months of 2009 to 43.8% from 42.3% in the first three months of 2008. Income from operations for the three months period ended March 31, 2009 increased by 39% when compared to the same period of 2008 mostly as a result of improved gross profit realized during the current period. Net income for the three months period ended March 31, 2009 increased by $2,144,799 mostly due to increased activity and related gross profit from both segments, gain on fair value change in derivative financial instruments of approximately $826,000, added to the significant reduction in financing costs in the amount of $1,120,960 in 2009. In 2008, financing costs were affected by penalties for late filing of the registration statement of the underlying shares related to those convertible notes issued in November 2006.

By Segments

Manufacturing and Selling of aquatic products

HQ Ocean Fishing Co. Ltd (“HQOF”) is engaged in the manufacturing and selling of aquatic products. The sales contributed by this segment increased to $7,310,236 for the three months ended March 31, 2009 compared to $6,527,467 for the corresponding period of 2008, an improvement of 12%. That increase is mostly related to increased volumes in 2009 as the average market prices of our products reduced in the first quarter of 2009, compared to the corresponding period of 2008. The related gross profit ratio of this segment was 28% and 29% for the three months period ended March 31, 2009 and 2008 respectively. The decrease in the gross profit ratio was due to a reduction in the sales price of our products in the first quarter of 2009 mostly offset by a comparable decrease in manufacturing costs, including raw materials. This segment contributed $1,541,766 and $1,319,393 to net income for the three months period ended March 31, 2009 and 2008 respectively. Return on sales from this segment in 2009 remained at approximately 21%, a comparable level to the same period in 2008.

Manufacturing and Selling of Marine Bio and Healthcare products

Our other wholly-owned subsidiary, Jiahua Marine, is engaged in the manufacturing and selling of Marine Bio and Healthcare products. During the three months period ended March 31, 2009 and 2008, Jiahua Marine recorded sales of $3,530,585 and $2,683,023 respectively, an increase of 32%. The gross profit ratio from this segment was 77% and 76% for the three months ended March 31, 2009 and 2008 respectively. Furthermore, the major expense of this segment continues to be marketing and advertising, corresponding to 40% and 43% of revenues for the three months ended March 31, 2009 and 2008, respectively. The net income contributed by this segment was $657,685 for the three months period ended in March 2009 compared to a net income of $436,900 for the three months ended March 31 2008. The increase in net income in 2009 was primarily contributed by higher sales and related gross margin, offset by increased marketing and advertising expenses.

By Operations

Sales. For the three months period ended March 31, 2009, sales increased by $1,630,331 to $10,840,821 or 18%. When compared to the same period in 2008. This improvement in sales resulted from a better performance from both segments in 2009, mostly the health and bio-product segment which contributed an increase in sales of $847,562, or 32% compared to the corresponding period of 2008. The aquatic products segment improved its sales by $782,769, or 12% in the first quarter of 2009 compared to the same period of 2008.

Cost of sales. Cost of sales increased by $776,805 or 15% to $6,087,507 from $5,310,702 for the three months ended March 31, 2009, as compared to the corresponding period of the prior year. The overall gross profit ratio increased from 42.3% for the three month period ended March 31, 2008 to 43.8% for the corresponding period of 2009. Although volumes increased in both segments, the gross profit ratios remained approximately the same in the first three months of 2009, when compared to the same period of 2008. The improvement in the gross profit margin was the result of increased volumes from both segments.

Selling and distribution expenses. Selling and distribution expenses increased by $24,976 to $254,152 for the three months period ended March 31, 2009, as compared to the corresponding period of the previous year. As a percentage of sales, the selling and distribution expenses remained stable in the first quarter of 2009, as compared to the corresponding quarter of 2008.The increase in these expenses was the result of higher volume of sales realized in the current period, from both segments.

Marketing and advertising expenses. Marketing and advertising expenses increased by $262,107 or 23% from $1,164,518 to $1,426,625 as compared to the corresponding period of the previous year. New bio-products penetrating the market during the current period triggered increased advertising expenses in the first three months of 2009. This expense continues to be the most important expense of that segment, corresponding to 40% of sales in 2009 and 43% in the same period of 2008. Furthermore, significant advertising expenditures for the promotion of our bio-products to achieve customer recognition are consistent with industry practices.

General and administrative expenses. General and administrative expenses increased by $153,572 to $1,606,372 in the current three month period ended March 31, 2009, from $1,452,800 in the corresponding period of 2008. Most of the increase was the result of branding-related expenses, traveling, investors’ relations and other U.S. head office expenses

Depreciation and amortization. Depreciation and amortization increased by $87,356 to $427,111 in the current quarter when compared to the same quarter of 2008, mainly as a result of acquisition of fixed assets in the second portion of 2008 triggering new depreciation charges in the first quarter of 2009.

Doubtful accounts (Recovery). Doubtful accounts in the first three months of 2009 amounted to $31,566, compared to a recovery of $10,538 in the corresponding period of 2008. The increase in 2009, which originated from the aquaculture product segment, was the result of providing for potential losses in our receivables which did not materialize to date, in accordance with our accounting policy.

Income from operations. Income from operations increased to $1,007,488 in the first quarter of 2009 from $724,077 in the corresponding quarter of the previous year. Although the gross profit increased in 2009 by approximately $853,000, increased marketing and advertising costs in the health and bio-product segment to support marketing of new products brought down the income from operations in the current quarter.

Finance costs. Finance costs substantially decreased to $518,445 in the first three months of 2009 from $1,639,405 for the corresponding period of 2008.In the first three months of 2008, the Company recognized penalties on late filing of the registration statement relating to the underlying shares on the convertible notes issued in November 2006. Such one time costs did not occur in 2009. The 2009 financing costs are the result of recognizing the carrying interests on the promissory notes issued in November 2006 added to the continued combination of amortization of the future conversion of warrants (non–cash) attributed to investors on those November 2006 notes of $5,000,000, added to the amortization of the embedded conversion option (non–cash) related to the same notes. Those non-cash financing costs were recognized in accordance with FAS 123R and EITF 00-27. Such amortization will be repeated, on a pro-rata basis, until maturity of the underlying notes. Finally, in the first quarter of 2009, in order to avoid the costs in time and expenses of an arbitration proceeding, the Company reduced the exercise price of certain warrants convertible into shares of the Company’s $0.001 par value Common Stock to a conversion price of $5.00 per share, provided such warrants were immediately exercised; that transaction generated a loss of approximately $365,000 in the first quarter of 2009.

Fair value change in derivative financial instruments. Effective January 01, 2009, in recognition of new accounting standards related to the fair value of our outstanding warrants and embedded conversion feature of our promissory notes in accordance with EITF No.07-05 and FAS No.133, we recognized in our income statement the change in value from January 1, 2009 to March 31, 2009 of those two items included in our current liabilities. In the first quarter of 2009, we recognized an income of $825,871 corresponding to the reduction in fair value of those two financial instruments between January 1, 2009 and March 31,2009. This fair value change will be evaluated quarterly in the future until expiration of the warrants and the promissory notes, and the corresponding change will be charged or credited to our income in the corresponding period.

Income/ (loss) before income taxes. Income before income taxes showed an improvement of $2,259,018 in the first three months of 2009, when compared to the same period of 2008. That significant improvement was the result of better income from operations recognized in the first three months of 2009 as indicated above, added to a reduction of finance costs and the recognition of the fair value change in derivative financial instruments, as described above.

Current income taxes. In the current three months period ended March 31, 2009, current income taxes increased by $114,219 to $226,569 from $112,350 in the corresponding period of 2008. The increase was mostly due to the combination of increased taxable income in 2009 added to higher income tax rate in the same period from the health and bio-product segment, since the new tax legislation was promulgated in 2008.

Deferred income taxes. There was no deferred income tax recognized in both periods as there was no material timing differences to justify recognition of such deferred tax expenses.

Net income/ (loss) attributable to shareholders. In the first three months of 2009, the Company realized a net income $1,115,356 compared to a net loss of $1,029,443 in the corresponding period of 2008. As indicated above, increased sales with related gross profit from both our segments, coupled with reduced financing costs and gain on fair value change in derivative financial instruments resulted in better net income to shareholders in the current quarter then the corresponding period of 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents remain solid at $54,829,017 at March 31, 2009, as compared to $54,920,548 at December 31, 2008. As of March 31, 2009, working capital was $67,265,624 compared to $72,203,260 at December 31, 2008. The funds generated by the operating activities during the first quarter of 2009 were used mainly to support our investment in the new feed plant to be in operation in the coming months.

Total assets decreased by $1,534,126, or 1.5%, to $98,652,147 at March 31, 2009, compared to $100,186,273 as of December 31, 2008. Shareholders equity decreased by $3,224,715 or 3.7%, to $85,048,313 at March 31, 2009, from $88,273,028 as of December 31, 2008.

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

We also completed a financing in January 2006, in which we issued to a group of twenty one investors, in a private placement, (1) convertible secured promissory notes bearing interest at 8% per year which matured on January 25, 2008, in the aggregate principal amount of $5,225,000; (2) Class A warrants, with each warrant giving the right to the holder to purchase one share of our common stock at the exercise price of $6.00 until January 2009 (totally exercised since that date); and (3) Class B warrants, with each warrant giving the right to the holder to purchase one share of our common stock at the exercise price of $6.00 until January 2011. The net proceeds of this financing to us were $4,702,500, after deducting commissions and other costs of this transaction equal to $522,500.

We completed another financing in November 2006, in which we issued to two investors, in a private placement, (1) convertible promissory notes bearing interest at 6.5% and maturing in November 1, 2009, in the principal aggregate amount of $5,000,000 with the conversion price of $5.00 after reverse split and (2) warrants registered in the name of each investor to purchase an aggregate of up to 200,000 of our common stock, after reverse split, with each warrant giving the right to the holder to purchase one share of our common stock at the exercise price of $5.00 until the fifth anniversary of the effective date of the reverse stock split effectuated. The net proceed of this financing to us were $4,932,500, after deducting commissions and other costs of this transaction equal to $67,500 . The notes are due on November 1, 2009, and there is still 30,000 such warrants unesrcised at the date of the present report.

In December 2007, we completed a follow-on offering by issuing 3,450,000 new shares of our common stock to two underwriters (including the over-allotment of 450,000 shares) for a total gross consideration of $26,910,000 (corresponding to net proceeds of approximately $23,800,000). We have allocated this financing as follows: Completing its new feed plant expected to be in operation in the first half of 2009; Build a new processing plant expected to be in operation in the second half of 2010 and; Use the balance for general working capital purposes.

At March 31, 2009, about 43% of our consolidated sales are derived from our five largest clients, and our results of operations therefore depend on a small number of clients. As part of our short and medium-term business plan, including our current efforts to raise funds to support the anticipated expansion of our operations, we intend to invest in our infrastructure to construct a new processing plant and our own organic feed mill. We expect that this will allow us to meet forecasted incremental demand for our products in the United States and Europe. As a result, we plan to develop and serve new clients, which should reduce our dependence on individual clients to more acceptable levels.

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

The ratio of current assets to current liabilities decreased to 5.9 times ($80,869,458/$13,603,834) at March 31, 2009, from and 7.1 times ($84,116,505/$11,913,245) at December 31, 2008.

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

ITEM 4. CONTROL AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework , is known as the COSO Report. Our Management has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2009.

The Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report on Form 10-Q for the period ended March 31, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q. There were no changes in internal control over financial reporting (as defined in Rule 13a-15(e) under the Exchange Act) that occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended March 31, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A - Risk Factors

We have updated the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10–K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 12, 2009 (the “Fiscal 2008 10–K”). We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Fiscal 2008 10–K.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 7, 2009, we issued 32,500 shares of our Common Stock to two investors, namely the Tail Wind Fund Ltd and Solomon Strategic Holdings, Inc in relation to the payment of interests on the notes issued to those two investors in November 2006. Those shares were issued pursuant to the exemption provided by Section 4(2) under the Securities Act of 1933, for a transaction not involving a public offering.

On January 7, 2009, we issued 5,256 shares of our Common Stock to our four independent non-executive directors, Andrew Intrater, Fred Bild, Daniel Too and Joseph I. Emas, to satisfy our obligations to pay each such director an annual bonus in shares of our common stock pursuant to our independent non-executive director agreements with them. All of those shares were issued pursuant to the exemption provided by Section 4(2) under the Securities Act for a transaction not involving a public offering.

On January 20, 2009, we issued 16,004 shares of our Common Stock to Lucky Ventures Limited in consideration of financial consulting services rendered to us by that company. All of those shares were issued pursuant to the exemption provided by Section 4(2) under the Securities Act for a transaction not involving a public offering.

From January 27 through January 29, 2009, we issued a total of 7,050 shares of our Common Stock to seven investors in our Company in respect of the January 2006 financing. Those shares were issued pursuant the cashless exercise of certain warrants issued to such investors had in connection with the January 2006 financing. All of these shares were issued pursuant to the exemption provided by Section 4(2) under the Securities Act for a transaction not involving a public offering.

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

Dated: May 11, 2009

HQ SUSTAINABLE MARITIME INDUSTRIES, INC.

By:	/s/ Norbert Sporns
Name:	Norbert Sporns
Title:	Chief Executive Officer and President

By:	/s/ Jean-Pierre Dallaire
Name: Title:	Jean-Pierre Dallaire, Principal Financial and Accounting Officer

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.