Form 10-K/A
period 2007-12-31
HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
filed 2009-06-09
CIK 857073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-18980

HQ SUSTAINABLE MARITIME INDUSTRIES, INC.

(Exact name of registrant as specified in our charter)

Delaware	62-1407522
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1511 Third Avenue, Suite 788,

Seattle, Washington 98101

(Address of principal executive offices)

(Address of principal executive offices) (Zip Code)

(206) 621-9888

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year,

if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001 Per Share (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note

This Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) to the Annual Report on Form 10-K for the year ended December 31, 2007 (the “Annual Report”) of HQ Sustainable Maritime Industries, Inc. (the “Company”), which was amended on Form 10-K/A on July 1, 2008, is being filed to revise the biography of Joseph I. Emas, Independent Non-Executive Director of the Company, under Item 10. Directors, Executive Officers, and Corporate Governance, and to revise the table under Item 12. Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters. Except as described above, no other changes have been made to the Annual Report, and this Amendment No. 2 does not amend or update any other information contained in the Annual Report.

The biography of Joseph I. Emas under Item 10. Directors, Executive Officers, and Corporate Governance has been revised as the following:

Biographies

Joseph I. Emas—Independent non-executive Director—Mr. Emas has been a director since May 18, 2007. Mr. Emas is licensed to practice law in Florida, New Jersey and New York and has provided independent legal service on the Company’s SEC periodical reports filings since August 17, 2005. Since 2001, Mr. Emas has been the senior partner of Joseph I. Emas, P.A. Mr. Emas specializes in securities regulation, corporate finance, mergers and acquisitions and corporate law. Mr. Emas received his Honors BA at University of Toronto, Bachelor of Administrative Studies, with distinction, at York University in Toronto, his JD, cum laude from Nova Southeastern Shepard Broad Law School and his L.L.M. in Securities Regulation at Georgetown University Law Center. Mr. Emas was an Adjunct Professor of Law at Nova Southeastern Shepard Broad Law School. Mr. Emas received the William Smith Award, Pro Bono Advocate for Children in 2000 and the 2006 Child Advocacy Award in Florida and is the author of “Update of Juvenile Jurisdiction Florida Practice in Juvenile Law.” Mr. Emas was been a member of the Juvenile Court Rules Committee for the State of Florida from 1999 through 2006, and currently sits on the Florida Child Advocacy Committee.

The table under Item 12 Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters has been revised as the following:

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of common stock and Series A preferred stock as of December 31, 2007, by:

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

Beneficial Owner	Shares of Common Stock Number (1)	Beneficially Owned Percent (1)	Shares of Series A Preferred Stock (2)	Beneficially Owned Percent (2)
Norbert Sporns	844,761	7.3 percent	24,000	24.0 percent
Lillian Wang Li	878,918	7.6 percent	25,000	25.0 percent
Harry Wang Hua	1,766,992	15.4 percent	51,000	51.0 percent
Jean-Pierre Dallaire	10,000	Less than 1 percent
Fred Bild	1,270	Less than 1 percent
Daniel Too	7,880	Less than 1 percent
Joseph I. Emas	13,000	Less than 1 percent
All such directors and executive officers as a group (7 persons)	3,522,821	30.6 percent	100,000	100.0 percent

Five Percent Shareholders (Other than Directors and named executive officers
Weiss Multi-Strategy Advisers LLC, George A. Weiss, Frederick E. Doucette III (3)	595,200	5.4 percent
River Road Asset Management, LLC (4)	564,160	5.1 percent
Hound Partners, LLC, Hound Performance, LLC and Jonathan Auerbach (5)	985,351	8.9 percent
The Tail Wind Fund Ltd. (6)	1,039,615	8.6 percent

(1)	Beneficially owns the shares indicated, which are owned of record by Red Coral Group Limited and Sino-Sult Canada (S.S.C.) Limited. Each of Mr. Sporns, Ms. Wang and Mr. Wang own respectively 24 percent, 25 percent and 51 percent of the issued capital of Red Coral Group Limited and Sino-Sult Canada (S.S.C.) Limited and share voting and investment power over the shares held by Red Coral Group Limited and Sino-Sult Canada (S.S.C.) Limited. The number of shares includes the common stock shares based upon the Series A Preferred Stock held by the beneficial owners convertible at a rate of 2 common stock shares for 1 preferred stock share at the option of the beneficial holder, which has been adjusted to reflect a 1 for 20 reverse stock split effectuated on January 31, 2007 to 0.1 shares of common stock for 1 preferred stock share.
(2)	Beneficially owns the shares indicated, which are owned of record by Sino-Sult Canada (S.S.C.) Limited. Each of Mr. Sporns, Ms. Wang and Mr. Wang own respectively 24 percent, 25 percent and 51 percent of the issued capital of Sino-Sult Canada (S.S.C.) Limited and share voting and investment power over the shares held by Sino-Sult Canada (S.S.C.) Limited. Each share of Series A Preferred stock has the right to the voting power equal to that of 1,000 shares of the Company’s common stock. The voting power of the Series A Preferred Shares remains the same and is not adjusted for any reverse split, namely each Series A Preferred Share continues to have the voting power of 1,000 shares of Common Stock.
(3)

Based on a Schedule 13G/A jointly filed by Weiss Multi-Strategy Advisers LLC, George A. Weiss and Frederick E. Doucette III on February 8, 2008. The address of the indicated holders is One State Street, 20th Floor, Hartford, CT 06103.

(4)	Based on a Schedule 13G/A filed by River Road Asset Management, LLC with the SEC on February 13, 2008. The address of the indicated holder is 462 S. 4th Street, Suite 1600, Louisville, KY 40202.
(5)	Based on a Schedule 13G/A jointly filed by Hound Partners, LLC, Hound Performance, LLC and Jonathan Auerbach with the SEC on December 17, 2007. The address of the indicated holders is 101 Park Avenue, 48th Floor, New York, New York 10178.
(6)	Based on a Schedule 13G/A filed by The Tail Wind Fund Ltd. (“Tail Wind”) with the SEC on January 23, 2008. The address of the indicated holder is Windermere House, 404 East Bay Street, P.O. Box SS-5539 British Virgin Isles. Includes (i) 19,615 shares of common stock currently held by Tail Wind; (ii) 850,000 shares of common stock issuable upon conversion of $4,250,000 in principal amount of the issuer’s 6.5% Convertible Notes due November 1, 2009; and (iii) 170,000 shares of Common Stock issuable upon exercise of warrants issued to Tail Wind on January 23, 2008.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

The following exhibits are filed with, and as a part of, this Amendment No. 2 to Annual Report on Form 10-K/A.

List of Exhibits

The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to the Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized.

Dated June 9, 2009

HQ SUSTAINABLE MARITIME INDUSTRIES, INC.

By:	/s/ Norbert Sporns
Name:	Norbert Sporns
Title:	Chief Executive Officer and President

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Norbert Sporns, Lillian Wang Li and Jean-Pierre Dallaire, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her and in his or her name, place, and stead, in any and all capacities, to sign any or all amendments or supplements to this registration statement, whether pre-effective or post-effective, under the Securities Act of 1933, as amended, to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or appropriate to be done with respect to this registration statement or any amendments or supplements hereto in the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities on June 9, 2009:

SIGNATURE	TITLE	DATE

/s/ Norbert Sporns	Chief Executive Officer, President and Director (Principal Executive Officer)	June 9, 2009
Norbert Sporns

/s/ Lillian Wang	Secretary, Chairman of the Board of Directors, and Director	June 9, 2009
Lillian Wang

/s/ Harry Wang	Chief Operating Officer and Director	June 9, 2009
Harry Wang

/s/ Andrew Intrater	Independent Non-Executive Director	June 9, 2009
Andrew Intrater

/s/ Fred Bild	Independent Non-Executive Director	June 9, 2009
Fred Bild

/s/ Daniel Too	Independent Non-Executive Director	June 9, 2009
Daniel Too

/s/ Jean-Pierre Dallaire	Chief Financial Officer and Financial Controller (Principal Accounting Officer)	June 9, 2009
Jean-Pierre Dallaire

/s/ Joseph I. Emas	Independent Non-Executive Director	June 9, 2009
Joseph I. Emas

EXHIBIT INDEX

Exhibit Number	Description of Document
23.2	Consent of the Independent Registered Public Accounting Firm

31.1	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended

31.2	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002