Form 10-K/A
period 2008-12-31
HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
filed 2009-06-09
CIK 857073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

(206) 621-9888

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.001 Per Share	American Stock Exchange

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to the Annual Report on Form 10-K for the year ended December 31, 2008 (the “Annual Report”) of HQ Sustainable Maritime Industries, Inc. (the “Company”) is being filed to revise the biography of Joseph I. Emas, Independent Non-Executive Director of the Company, under Item 10. Directors, Executive Officers, and Corporate Governance, and to revise the table under Item 12. Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters. Except as described above, no other changes have been made to the Annual Report, and this Amendment No. 1 does not amend or update any other information contained in the Annual Report.

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

The following table sets forth certain information regarding beneficial ownership of common stock and Series A preferred stock as of December 31, 2008, by:

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

Beneficial Owner	Shares of Common Stock Number (1)	Beneficially Owned Percent (1)	Shares of Series A Preferred Stock (2)	Beneficially Owned Percent (2)

Norbert Sporns	796,761	6.6 percent	24,000	24.0 percent

Lillian Wang Li	828,918	6.9 percent	25,000	25.0 percent

Harry Wang Hua	1,639,993	13.6 percent	51,000	51.0 percent

Andrew Intrader(3)	2,878	Less than 1 percent

Fred Bild	2,541	Less than 1 percent

Daniel Too	9,151	Less than 1 percent

Joseph I. Emas	15,878	Less than 1 percent

Jean-Pierre Dallaire	10,000	Less than 1 percent

All such directors and executive officers as a group (7 persons)	3,306,120	27.4 percent	100,000	100.0 percent

Five Percent Shareholders (Other than Directors and named executive officers

River Road Asset Management, LLC (4)	784,103	6.5 percent

Hound Partners, LLC, Hound Performance, LLC and Jonathan Auerbach (5)	785,915	6.5 percent

The Tail Wind Fund Ltd. (6)	1,001,252	7.7 percent

(1)	Beneficially owns the shares indicated, which are owned of record by Red Coral Group Limited and Sino-Sult Canada (S.S.C.) Limited. Each of Mr. Sporns, Ms. Wang and Mr. Wang own respectively 24 percent, 25 percent and 51 percent of the issued capital of Red Coral Group Limited and Sino-Sult Canada (S.S.C.) Limited and share voting and investment power over the shares held by Red Coral Group Limited and Sino-Sult Canada (S.S.C.) Limited. The number of shares includes the common stock shares based upon the Series A preferred stock held by the beneficial owners convertible at a rate of 2 common stock shares for 1 preferred stock share at the option of the beneficial holder, which has been adjusted to reflect a 1 for 20 reverse stock split effectuated on January 31, 2007 to 0.1 shares of common stock for 1 preferred stock share.
(2)	Beneficially owns the shares indicated, which are owned of record by Sino-Sult Canada (S.S.C.) Limited. Each of Mr. Sporns, Ms. Wang and Mr. Wang own respectively 24 percent, 25 percent and 51 percent of the issued capital of Sino-Sult Canada (S.S.C.) Limited and share voting and investment power over the shares held by Sino-Sult Canada (S.S.C.) Limited. Each share of Series A Preferred stock has the right to the voting power equal to that of 1,000 shares of the Company’s common stock. The voting power of the Series A Preferred Shares remains the same and is not adjusted for any reverse split, namely each Series A Preferred Share continues to have the voting power of 1,000 shares of Common Stock.
(3)	The address of this stockholder is c/o Renova U.S. Management LLC, 153 E. 53rd Street, 58th Floor, New York, New York 10022.
(4)	Based on a Schedule 13G/A filed by River Road Asset Management, LLC with the SEC on February 17, 2009. The address of the indicated holder is 462 S. 4th Street, Suite 1600, Louisville, KY 40202.
(5)	Based on a Schedule 13G/A jointly filed by Hound Partners, LLC, Hound Performance, LLC and Jonathan Auerbach with the SEC on February 13, 2009. The address of the indicated holders is 101 Park Avenue, 48th Floor, New York, New York 10178.
(6)	Based on a Schedule 13G/A filed by The Tail Wind Fund Ltd. (“Tail Wind”) with the SEC on February 13, 2009. The address of the indicated holder is Windermere House, 404 East Bay Street, P.O. Box SS-5539 British Virgin Isles. Includes (i) 151,252 shares of common stock currently held by Tail Wind and (ii) 850,000 shares of common stock issuable upon conversion of $4,250,000 in principal amount of the issuer’s 6.5% Convertible Notes due November 1, 2009.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

The following exhibits are filed with, and as a part of, this Amendment No. 1 to Annual Report on Form 10-K/A.

List of Exhibits

The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized.

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

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities on June 9, 2009:

SIGNATURE	TITLE	DATE

s/ Norbert Sporns	Chief Executive Officer, President and Director	June 9, 2009
Norbert Sporns	(Principal Executive Officer)

/s/ Lillian Wang	Secretary, Chairman of the Board of Directors, and Director	June 9, 2009
Lillian Wang

/s/ Harry Wang	Chief Operating Officer and Director	June 9, 2009
Harry Wang

/s/ Andrew Intrater	Independent Non-Executive Director	June 9, 2009
Andrew Intrater

/s/ Fred Bild	Independent Non-Executive Director	June 9, 2009
Fred Bild

/s/ Daniel Too	Independent Non-Executive Director	June 9, 2009
Daniel Too

/s/ Jean-Pierre Dallaire	Chief Financial Officer and Financial Controller	June 9, 2009
Jean-Pierre Dallaire	(Principal Accounting Officer)

/s/ Joseph I. Emas	Independent Non-Executive Director	June 9, 2009
Joseph I. Emas

EXHIBIT INDEX

Exhibit Number	Description of Document
23.2	Consent of the Independent Registered Public Accounting Firm

31.1	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended

31.2	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002