Form 10-Q
period 2009-06-30
HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
filed 2009-08-10
CIK 857073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

OR

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2009
Common stock, $0.001 par value	13,633,907

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009 (Unaudited)	December 31, 2008 (Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$63,089,398	$54,920,548
Trade receivables, net of provisions	28,265,727	27,689,410
Inventories	1,389,704	1,041,628
Prepayments	752,715	464,919

TOTAL CURRENT ASSETS	93,497,544	84,116,505

PROPERTY, PLANT AND EQUIPMENT, NET	7,759,864	8,315,593
CONSTRUCTION IN PROGRESS	11,998,235	6,622,501
INTANGIBLE ASSETS	991,980	1,112,904
OTHER ASSETS
Deferred expense	7,520	18,770

TOTAL ASSETS	$114,255,143	$100,186,273

The accompanying notes are an integral part of the consolidated financial statements.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009 (Unaudited)	December 31, 2008 (Audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,360,531	$5,787,514
Tax payable	556,455	823,382
Due to directors	240,573	698,429
Derivative liabilities	4,583,020	—
Current portion of promissory notes	4,841,562	4,603,920

TOTAL CURRENT LIABILITIES	16,582,141	11,913,245

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 100,000 shares issued and outstanding	100	100
Common stock, $0.001 par value, 200,000,000 shares authorized, 13,601,407 and 12,085,846 shares issued and outstanding as of June 30, 2009 and December 31, 2008 respectively	13,601	12,086
Additional paid-in capital	70,682,086	61,572,410
Accumulated other comprehensive income	9,563,555	9,615,956
Retained earnings	10,399,196	10,510,961
Appropriation of retained earnings (Reserves)	7,014,464	6,561,515

TOTAL SHAREHOLDERS’ EQUITY	97,673,002	88,273,028

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$114,255,143	$100,186,273

The accompanying notes are an integral part of the consolidated financial statements.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
SALES	$16,009,757	$14,531,487	$26,850,578	$23,741,977
COST OF SALES	9,197,821	9,572,610	15,285,329	14,883,312

GROSS PROFIT	6,811,936	4,958,877	11,565,249	8,858,665
SELLING AND DISTRIBUTION EXPENSES	290,150	324,932	544,302	554,108
MARKETING AND ADVERTISING	1,338,860	1,286,532	2,765,485	2,451,050
GENERAL AND ADMINISTRATIVE EXPENSES	2,023,593	1,943,675	3,629,965	3,396,475
DEPRECIATION AND AMORTIZATION	340,180	362,508	767,291	702,263
(RECOVERY OF)/DOUBTFUL ACCOUNTS	(12,379)	892,390	19,187	881,852

INCOME FROM OPERATIONS	2,831,532	148,840	3,839,019	872,917
FINANCE COSTS	166,780	803,219	685,225	2,442,624
FAIR VALUE CHANGE IN DERIVATIVE FINANCIAL INSTRUMENTS	1,055,869	—	229,998	—
OTHER (INCOME)/EXPENSES	(11,754)	—	(38,765)	1,765

INCOME/(LOSS) BEFORE INCOME TAXES	1,620,637	(654,379)	2,962,561	(1,571,472)
INCOME TAXES
CURRENT	535,901	339,059	762,470	451,409
DEFERRED	—	—	—	—

NET INCOME/(LOSS) ATTRIBUTABLE TO SHAREHOLDERS	1,084,736	(993,438)	2,200,091	(2,022,881)
OTHER COMPREHENSIVE INCOME
FOREIGN CURRENCY TRANSLATION GAIN/(LOSS)	158,346	1,632,587	(52,400)	4,396,430

COMPREHENSIVE INCOME	$1,243,082	$639,149	$2,147,691	$2,373,549

NET INCOME/(LOSS) PER SHARE
BASIC	$0.088	$(0.083)	$0.180	$(0.172)

DILUTED	$0.086	$(0.083)	$0.176	$(0.172)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING
BASIC	12,357,334	11,908,183	12,248,272	11,740,012

DILUTED	12,613,361	11,908,183	12,491,289	11,740,012

The accompanying notes are an integral part of the consolidated financial statements.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	2009	2008
OPERATING ACTIVITIES
Net income/(loss)	$2,200,091	$(2,022,881)
Non-cash items:
Depreciation and amortization	767,291	702,263
Loss of disposal of fixed assets	—	1,765
Fair value change in derivative financial instruments	229,998	—
Financial and other non-cash services	910,125	2,735,109
Change in non–cash working capital items:
Inventories	(348,076)	(1,681,529)
Trade receivables, net of provisions	(576,317)	(3,843,826)
Prepayments	(287,797)	(174,980)
Accounts payables and accrued expenses	573,016	247,550
Tax payable	(266,927)	(613,343)

Cash flow generated from (used in) operating activities	3,201,404	(4,649,872)

INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(100,868)	(1,423,812)
Sales proceeds of disposal of fixed assets	—	2,375
Construction in progress	(5,385,961)	(1,535,563)
Acquisition of intangible assets		—

Cash flow used in investing activities	(5,486,829)	(2,957,000)

FINANCING ACTIVITIES
Cash proceeds from issuance of common stock	10,850,679	137,536
Due to directors	(433,604)	(400,696)

Cash flow from (used) in financing activities	10,417,075	(263,160)

NET CHANGE IN CASH AND CASH EQUIVALENTS	8,131,650	(7,870,032)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	37,200	3,772,667
Cash and cash equivalents, beginning of period	54,920,548	46,959,908

Cash and cash equivalents, end of period	$63,089,398	$42,862,543

SUPPLEMENTARY CASH FLOWS DISCLOSURES
Interest paid	$—	$—

Taxes paid	$1,220,068	$1,064,752

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued for services	$295,784	$4,375,432

The accompanying notes are an integral part of the financial statements.

HQ SUSTAINABLE MARTIME INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2009

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

NOTE 5—FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of certain financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued expenses and debt, approximates their fair value at June 30, 2009 and December 31, 2008 due to the relatively short-term maturity of these instruments

NOTE 6—INVENTORIES

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

The inventories as at June 30, 2009 and December 31, 2008 are summarized as follows:

	June 30, 2009	December 31, 2008
Raw materials	$137,587	$183,232
Work-in-progress	165,687	156,416
Finished goods	1,086,430	701,980

	$1,389,704	$1,041,628

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

	2009	2008
Quarter-end RMB : US$ exchange rate	6.8315	6.8240
Average RMB : US$ exchange rate	6.8323	7.0643

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

The Company’s subsidiaries registered in the PRC are subject to state and local income taxes within the PRC at the applicable tax rates on the taxable income as reported in their PRC statutory financial statements in accordance with the relevant income tax laws applicable to foreign enterprises. On March 17, 2007, a new PRC Enterprise Income Tax Law (EIT) was promulgated and introduced a new uniform tax regime in the PRC. The EIT became effective on January 1, 2008. That new Law provides, amongst other issues, that income derived from processing of fishery products and processing of agricultural products will be exempt from the EIT tax rate. Starting in 2008, HQOF benefits from a “0” percent tax rate. Jiahua Marine is subject to a 20% tax rate in 2009 under the new law, which will gradually increase until it reaches 25% in year 2012.

The statutory income tax rate in the PRC for 2009, for our segments, is as follows:

	HQOF	Jiahua Marine
Statutory tax rate	0%	20%
Tax holidays and concessions	—	—

Effective tax rate	0%	20%

Income taxes are calculated on a separate entity basis. Currently there is no tax benefit or burden recorded for the United States.

NOTE 9—CONVERTIBLE PROMISSORY NOTES AND WARRANTS

Effective January 25, 2006, the Company completed a financing transaction with a group of private investors for an amount of $5,225,000, bearing an annual interest rate of 8%. After deducting commissions and other costs of the offering of $522,500, the Company received net proceeds of $4,702,500. The Notes were due and totally repaid by January 25, 2008. The Notes were convertible into shares of the Company’s Common Stock at a per share conversion price at the rate of $6.00 per share of Common Stock. The Company followed EITF 00–27, the issue 98–5 model in recording the convertible notes and warrants in its financial statements.

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

Furthermore, effective November 8, 2006, the Company completed another financing transaction with a group of private investors for an amount of $5,000,000, bearing interest at 6.5% per annum. The financing consisted of two components: (a) promissory notes of the Company, in the principal aggregate amount of $5,000,000 due in November, 2009 and (b) warrants registered in the name of each Investor to purchase an aggregate of up to 200,000 shares of our Common Stock. The Notes are convertible into shares of the Company’s $0.001 par value Common Stock at a conversion price of $5.00 per share. The Warrants expire on the fifth anniversary of the effective date of the reverse stock split. The exercise price to acquire a share of Common Stock is equal to the Conversion Price under the Notes, currently at the rate of $5.00 per share of Common Stock. At June 30, 2009, there were 30,000 such warrants still unexercised,

NOTE 10—SEGMENTS

No geographical segment analysis is provided for the three months ended June 30, 2009 and 2008, respectively, as less than 10% of consolidated revenues and less than 10% of consolidated income from operations is attributable to the segment other than the Mainland China.

Business segment for the three months ended June 30, 2009

	Aquaculture Product	Health and Bio-product	Unallocated Items	Consolidation
Sales to external customers	10,500,483	5,509,274	—	16,009,757

Selling and distribution expenses	158,632	131,518	—	290,150
Marketing and advertising	—	1,338,860	—	1,338,860
General and administrative expenses	210,299	313,054	1,500,240	2,023,593
Depreciation and amortization	210,787	47,783	81,610	340,180
(Recovery of)/Doubtful accounts	(7,706)	(4,673)	—	(12,379)
Finance costs	(17,920)	(20,001)	204,701	166,780
Fair value change in derivative financial instruments	—	—	1,055,869	1,055,869
Income/(loss) before income taxes	2,057,805	2,486,592	(2,923,760)	1,620,637
Income taxes	—	535,901	—	535,901
Net Income/(loss) for the period	2,057,805	1,950,691	(2,923,760)	1,084,736

Segment assets	51,758,686	38,021,331	24,475,126	114,255,143

Segment liabilities	1,959,441	1,679,093	12,943,607	16,582,141

Business segment for the three months ended June 30, 2008

	Aquaculture Product	Health and Bio-product	Unallocated Items	Consolidation
Sales to external customers	9,602,065	4,929,422	—	14,531,487

Selling and distribution expenses	171,094	153,838	—	324,932
Marketing and advertising	—	1,286,532	—	1,286,532
General and administrative expenses	294,854	185,643	1,463,178	1,943,675
Depreciation and amortization	187,507	111,275	63,726	362,508
Doubtful accounts	244,095	648,295	—	892,390
Finance costs	(924)	(22,491)	826,634	803,219
Income/(loss) before income taxes	592,984	1,200,560	(2,447,923)	(654,379)
Income taxes	—	339,059	—	339,059
Net income (loss) for the period	592,984	861,501	(2,447,923)	(993,438)

Segment assets	41,991,927	27,458,037	19,209,667	88,659,631

Segment liabilities	2,875,274	1,472,352	8,739,563	13,087,189

Business segment for the six months ended June 30, 2009

	Aquaculture Product	Health and Bio-product	Unallocated Items	Consolidation
Sales to external customers	17,810,719	9,039,859	—	26,850,578

Selling and distribution expenses	312,292	232,010	—	544,302
Marketing and advertising	—	2,763,880	1,605	2,765,485
General and administrative expenses	349,914	482,596	2,797,455	3,629,965
Depreciation and amortization	424,428	195,015	147,848	767,291
(Recovery of)/Doubtful accounts	22,451	(3,264)	—	19,187
Finance costs	(31,436)	(38,451)	755,112	685,225
Fair value change in derivative financial instruments	—	—	229,998	229,998
Income/(loss) before income taxes	3,599,571	3,370,845	(4,007,855)	2,962,561
Income taxes	—	762,470	—	762,470
Net income (loss) for the period	3,599,571	2,608,375	(4,007,855)	2,200,091

Segment assets	51,758,686	38,021,331	24,475,126	114,255,143

Segment liabilities	1,959,441	1,679,093	12,943,607	16,582,141

Business segment for the six months ended June 30, 2008

	Aquaculture Product	Health and Bio-product	Unallocated Items	Consolidation
Sales to external customers	16,129,532	7,612,445	—	23,741,977

Selling and distribution expenses	294,005	260,103	—	554,108
Marketing and advertising	—	2,451,050	—	2,451,050
General and administrative expenses	441,140	328,115	2,627,220	3,396,475
Depreciation and amortization	361,384	214,515	126,364	702,263
Doubtful accounts	251,171	630,681	—	881,852
Finance costs	(19,438)	(40,531)	2,502,593	2,442,624
Income/(loss) before income taxes	1,912,378	1,749,810	(5,233,660)	(1,571,472)
Income taxes	—	451,409	—	451,409
Net income (loss) for the period	1,912,378	1,298,401	(5,233,660)	(2,022,881)

Segment assets	41,991,927	27,458,037	19,209,667	88,659,631

Segment liabilities	2,875,274	1,472,352	8,739,563	13,087,189

NOTE 11: CAPITAL COMMITMENT

A. CAPITAL COMMITMENTS

As of June 30, 2009, there were capital commitments amounting to $562,636, mostly related to the construction work of the feed mill.

B. LEASE COMMITMENTS

The Company has entered into operating leases, for rental of office space and other services, which expire on different dates. The minimum future payments under these commitments for the next five years are as follows:

2009	$62,216
2010	124,432
2011	41,032
2012	41,032
2013	41,032
Thereafter	430,832

Total	$740,576

NOTE 12—RECENT PRONOUNCEMENTS

Effective January 1, 2009, the Company adopted the provisions of Emerging Issues Task Force (EITF) EITF 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, (“EITF 07-05”). EITF 07-05 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As of January 1, 2009, as a result of adopting EITF 07-05, warrants to purchase 409,358 shares of our common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. As such, effective January 1, 2009, the Company reclassified the fair value of these warrants to purchase common stock, which had exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue. Furthermore, since the promissory notes in the liabilities carry an embedded conversion feature, these notes were also recognized as derivative instruments under EITF 07-05. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $1,953,746 to beginning retained earnings and $4,403,239 to common stock warrant liability to recognize the fair value of such warrants on such date and the embedded conversion feature of the outstanding notes. The fair value of these financial instruments increased to $4,583,020 as of June 30, 2009. As such, we recognized a $1,055,869 non-cash expense to operations from the change in fair value of these warrants for the three months ended June 30, 2009.

Effective June 30, 2009, the company adopted Statement of Financial Accounting Standards No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date the financial statements are issued or available to be issued. SFAS No. 165 requires companies to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance-sheet date. Subsequent events that provide evidence about conditions that arose after the balance-sheet date should be disclosed if the financial statements would otherwise be misleading. Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made. No disclosure was required for this report.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (the Codification), which will be effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009. The Codification is not expected to change U.S. generally accepted accounting principles but combines all nongovernmental authoritative standards into a comprehensive, topically organized online database. All other accounting literature excluded from the Codification will be considered nonauthoritative. The company will adopt the use of the Codification for the quarter ending September 30, 2009. The company is currently evaluating the effect on its financial statement disclosures since all future references to authoritative accounting literature will be references in accordance with the Codification.

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

GENERAL OVERVIEW

We are a leader in all natural vertically integrated aquaculture and aquatic product processing, with processing facilities located in Hainan, PRC. We market our products in Asia, America and Europe. We have two processing plants in Hainan, one that processes aquatic products providing all natural tilapia and other aquatic products, and the other processes marine bio and healthcare products. We seek to expand our operations through providing additional processing facilities (e.g. the construction of our third facility in early 2009, which will process extruded feed) in China and marketing efforts throughout North America and Europe.

In addition, you should consider the following information as you read the below results of operations discussion and our financial statements and related notes included elsewhere in this report. From the first quarter of 2004, following our reverse merger with Process Equipment, Inc., we have been operating under the name of HQS. At that time, we owned 84.4 percent of HQ Ocean Fishing Co. Ltd (“HQOF”), currently our principal operating subsidiary that processes our seafood products; in August 2004 we acquired the remaining ownership interest that we did not already own in HQOF. The fiscal year-end of Process Equipment was changed from April 30 to December 31 following the reverse merger. In August 2004, we acquired a 100 percent interest in our current subsidiary Jiahua Marine which operates a marine bio and healthcare plant, including nutraceuticals, in Hainan Province, China.

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

The following Management’s Discussion and Analysis (“MD&A”) is intended to provide the readers with an insight of HQS and subsidiaries (“Group”). MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes (“Notes”).

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

The Agriculture Department of Hainan Province issued on July 27, 2009 a certificate allowing our feed mill to begin production. This marks an important event for the Company since in virtue of the new food safety laws of China, such certificates are no longer issued with only Provincial approval and deploying best efforts. Current laws require Federal certification and an obligation of result is imposed on the inspectors. The feed must meet food safety requirements or the inspectors will be held personally responsible. Against this backdrop for the Company to receive so quickly the certification is a reflection of the high quality demonstrated to the inspectors of the equipment, the management and the formulas deployed to feed Tilapia and other species of fish.

Results of Operations – Three Months Ended June 30, 2009 as Compared to Three Months Ended June 30, 2008

Total sales for the three months period ended June 30, 2009 increased by 10%, from $14,531,487 for the three months period ended June 30, 2008 to $16,009,757 for the three months period ended June 30, 2009. The gross profit for the three months period ended June 30, 2009 increased by 37% to $6,811,936 when compared to the corresponding period of 2008. That increase in the gross profit in 2009 was the result of higher sales from both segments in the current quarter when compared to the corresponding quarter of 2008. The overall gross profit ratio improved in the current three months of 2009 to 43% from 34% in the same period of 2008, coming from both segments. Income from operations for the three months period ended June 30, 2009 increased by $2,682,692 when compared to the same period of 2008 mostly as a result of improved gross profit realized during the current period. Net income for the three months period ended June 30, 2009 increased by $2,078,174 mostly due to increased activity and related gross profit from both segments, added to a reduction in financing costs in the amount of $636,439 in 2009, and offset by a loss in fair value of derivative financial instruments amounting to $1,055,869, also in the first three months of 2009. For the three months period ended June 30, 2008, financing costs were materially affected by the result of a final settlement amounting to approximately $699,000 from the American Arbitration Association in relation with financial fees payable to one of our financial service suppliers.

By Segments

Manufacturing and Selling of aquatic products

HQ Ocean Fishing Co. Ltd (“HQOF”) is engaged in the manufacturing and selling of aquatic products. The sales contributed by this segment increased to $10,500,483 for the three months period ended June 30, 2009 compared to $9,602,065 for the corresponding period of 2008, an improvement of 9%. That increase is mostly related to increased volumes in 2009 as the average market prices of our products remained relatively stable in the current quarter of 2009, compared to the corresponding period of 2008. The related gross profit ratio of this segment was 24% and 15% for the three months period ended June 30, 2009 and 2008 respectively. The 2008 lower than usual margins were mostly the result of higher raw materials costs due to the reduced supply of fish in China following an unusually cold winter; our increased costs in 2008 could not be transferred to our clients at that time, triggering margin reductions. This segment contributed $2,057,805 and $592,984 to net income for the three months period ended June 30, 2009 and 2008 respectively, an improvement of 247%. Return on sales from this segment more than trippled in 2009 as a result of increased gross profit in the current three months period of 2009, compared to the same period in 2008.

Manufacturing and Selling of Marine Bio and Healthcare products

Our other wholly-owned subsidiary, Jiahua Marine, is engaged in the manufacturing and selling of Marine Bio and Healthcare products. During the three months period ended June 30, 2009 and 2008, Jiahua Marine recorded sales of $5,509,274 and $4,929,422 respectively, an increase of 12%. The gross profit ratio from this segment was 78% and 72% for the three months ended June 30, 2009 and 2008 respectively. The increase in the gross profit margin in 2009 was mostly related to an average reduction in the cost of raw materials. Furthermore, the major expense of this segment continues to be marketing and advertising, corresponding to 24% and 26% of revenues for the three months ended June 30, 2009 and 2008, respectively. The net income contributed by this segment was $1,950,691 for the three months period ended June 30, 2009, an improvement of 126% when compared to the net income of $861,501 for the three months period ended June 30, 2008. The increase in net income in 2009 was mostly due to higher sales and related gross profit, added to a lower doubtful account expense.

By Operations

Sales. For the three months period ended June 30, 2009, sales increased by $1,478,270 to $16,009,757 or 10% when compared to the same period of 2008. This improvement in sales resulted from a better performance from both segments in 2009. The health and bio-product segment contributed to an increase in sales of $579,852, or 12% compared to the corresponding period of 2008, mostly due to new products having been put on market during the period. The aquatic products segment improved its sales by $898,418, or 9% in the first quarter of 2009 compared to the same period of 2008 mostly as a result of increased volumes.

Cost of sales. Cost of sales decreased by $374,789 or 4% to $9,197,821 from $9,572,610 for the three months ended June 30, 2009, as compared to the corresponding period of the prior year. The reduction in the cost of sales in 2009, when compared to 2008, was mostly the results of normalized manufacturing costs in 2009, as the unusually cold winter in 2008 impacted significantly our costs in 2008. The overall gross profit ratio increased from 34% for the three months period ended June 30, 2008 to 43% for the corresponding period of 2009. The improvement in the gross profit margin in 2009 was the result of a mix of increased volumes with reduced manufacturing costs experienced in 2009, from both our segments.

Selling and distribution expenses. Selling and distribution expenses decreased by $34,782 to $290,150 for the three months period ended June 30, 2009, as compared to the corresponding period of the previous year. As a percentage of sales, the selling and distribution expenses remained relatively stable at approximately 2% of sales in the current quarter of 2009, as compared to the corresponding quarter of 2008.

Marketing and advertising expenses. Marketing and advertising expenses increased by $52,328 or 4% from $1,286,532 to $1,338,860 as compared to the corresponding period of the previous year. As a percentage of sales, this expense continues to be the most important expense of the health and bio-product segment, corresponding to 24% of sales in 2009 and 26% in the same period of 2008. Those advertising expenditures for the promotion of our health and bio-products to achieve customer recognition are consistent with industry practices.

General and administrative expenses. General and administrative expenses increased by $79,918, or 4%, to $2,023,593 in the current three months period ended June 30, 2009, from $1,943,675 in the corresponding period of 2008. Most of the increase in the current three months period of 2009, when compared to the same period of 2008 was the results of branding-related expenses, liability insurance, rental costs, and other U.S. head office expenses.

Depreciation and amortization. Depreciation and amortization decreased by $22,328 to $340,180 in the current quarter when compared to the same quarter of 2008. In the three months period ended June 30, 2009, depreciation of newly acquired fixed assets in the second portion of 2008 and the first half of 2009 was offset by the effect of fully depreciated fixed assets.

(Recovery of)/Doubtful accounts. Recovery of doubtful accounts in the current three months period of 2009 amounted to $12,379, compared to an expense of $892,390 in the corresponding period of 2008. The improvement in 2009, which originated from both segments, was the result of a better aging of our receivables in 2009 than in 2008, which triggered a reduced doubtful account provision in the current period.

Income from operations. Income from operations increased to $2,831,532 in the current quarter of 2009 from $148,840 in the corresponding quarter of the previous year. The substantial increase experienced in 2009 was mainly the result of increased sales from both segments with related gross profit ratio of 43%, in comparison to a 34% gross profit ratio in 2008 as explained above, added to more favorable doubtful account expense.

Finance costs. Finance costs substantially decreased to $166,780 in the current three months period of 2009 from $803,219 for the corresponding period of 2008. In 2008, finance costs were mostly affected by the result of a final settlement amounting to approximately $699,000 from the American Arbitration Association in relation with financial fees payable to one of our financial service suppliers. In 2008 as in 2009, financing costs also included recognition of the carrying interests on the promissory notes issued in November 2006 (“November 2006 Notes”) added to the continued combination of amortization of the future conversion of warrants (non–cash) attributed to investors on those November 2006 Notes of $5,000,000, added to the amortization of the embedded conversion option (non–cash) related to the same notes. Those non-cash financing costs were recognized in accordance with FAS 123R and EITF 00-27. Such amortization will be repeated, on a pro-rata basis, until maturity of the underlying notes in November 2009.

Fair value change in derivative financial instruments. Effective January 01, 2009, in recognition of new accounting standards related to the fair value of our outstanding warrants and embedded conversion feature of our promissory notes in accordance with EITF No.07-05 and FAS No.133, we recognized in our income statement the change in value (“mark-to-market”) from January 1, 2009 to June 30, 2009 of those two items included in our current liabilities. In the second quarter of 2009, we recognized an expense of $1,055,869 corresponding to the increase in the fair value of those two financial instruments between April 1, 2009 and June 30, 2009. This fair value change will continue to be evaluated quarterly until expiration of the warrants and the promissory notes, and the corresponding change will be charged or credited to our income in the corresponding period.

Income/ (loss) before income taxes. Income before income taxes showed an improvement of $2,275,016 in the current three months of 2009, when compared to the same period of 2008. That significant improvement was the result of higher income from operations recognized in the current three months of 2009 as indicated above, added to the reduction of finance costs, and offset by the increase in value of our derivative financial instruments.

Current income taxes. In the current three months period ended June 30, 2009, current income taxes increased by $196,842 to $535,901 from $339,059 in the corresponding period of 2008. The increase was mostly due to the combination of increased taxable income in 2009 added to higher income tax rate in the same period from the health and bio-product segment, since the new tax legislation was promulgated in 2008. The health and bio product segment income tax rate is to be increased yearly until it reaches 25% in year 2012.

Deferred income taxes. There was no deferred income tax recognized in both periods as there was no material timing differences to justify recognition of such deferred tax expenses.

Net income/ (loss) attributable to shareholders. In the current three months period of 2009, the Company realized a net income of $1,084,736 compared to a net loss of $993,438 in the corresponding period of 2008. As indicated above, increased sales with related gross profit margins from both our segments, coupled with reduced finance costs and offset by the increased fair value in our derivative financial instruments resulted in better net income to shareholders in the current quarter of 2009 than the corresponding period of 2008.

Results of Operations – Six Months Ended June 30, 2009 as Compared to Six Months Ended June 30, 2008

Total sales for the six months period ended June 30, 2009 increased by 13%, from $23,741,977 in 2008 to $26,850,578 in 2009. Approximately 54% of the increase in sales originates from the aquaculture product segment and 46% from the health and bio-product segment. Gross profit for the six months period ended June 30, 2009 increased by 30% to $11,565,249 when compared to the same period of 2008. The gross profit ratio for the six months period ended June 30 increased from 37% in 2008 to 43% in 2009. That improvement in the gross profit ratio in the first six months of 2009 compared to the corresponding 2008 period originates mostly from the aquatic product segment which saw a substantial increase the gross profit ratio (26% in 2009 compared to 20% in 2008). Income from operations for the current six months period of 2009 increased from $872,917 in June 2008 to $3,839,019 in June 2009. That improvement in income from operations experienced in 2009 was mostly the result of increased sales and related gross profit from both segments. Net income increased from a net loss of $2,022,881 in the six months period ended June 30, 2008 to a net income of $2,200,091 in the corresponding period of 2009. The increased net income of 2009 was the result of increased income from operations as described above, coupled with a substantial reduction of finance costs. In the first six months of 2008, finance costs were affected by penalties for late filing of the registration statement of the underlying shares related to those convertible notes issued in November 2006 (approximately $1,621,000), added to the result of a final settlement amounting to approximately $699,000 from the American Arbitration Association in relation with financial fees payable to one of our financial service suppliers.

Segments

Manufacturing and Selling of aquatic products

HQ Ocean Fishing Co. Ltd (“HQOF”) is engaged in the manufacturing and selling of aquatic products. The revenue contributed by this segment increased by $1,681,187 or 10.4% to $17,810,719 for the six months period ended June 30, 2009 compared to $16,129,532 for the corresponding period of 2008. The related gross profit ratio of this segment went from 20% for the six months period ending in June 2008 compared to 26% in the corresponding period of 2009. The increase in the gross profit ratio in 2009 originates mostly from lower manufacturing costs (mostly raw materials) experienced in the second quarter of 2009, compared to the second quarter of 2008. This segment contributed $3,599,571 to our net income in the first six months of 2009, as compared to net income of $1,912,378 for the corresponding period of 2008, an improvement of 88%. That improvement is mostly due to the 6% increase in the gross profit ratio experienced in the first six months period of 2009, compared to the corresponding period of 2008.

Manufacturing and Selling of Marine Bio and Healthcare products

Our other manufacturing subsidiary, Jihua Marine, is engaged in the manufacturing and selling of Marine Bio and Health-care products. During the six months period ended June 30, 2009 and 2008, Jiahua Marine realized sales of $9,039,859 and $7,612,445 respectively, an increase of $1,427,414 or 19%. The gross profit ratio from this segment went from 74% in the six months period ended June 2008 compared to 77% in the corresponding period of 2009. That improvement in the gross profit ratio experienced in 2009 is due to different sales mix in 2009 compared to 2008, including the effect of new products marketed in 2009. The major expense of this segment continues to be marketing and advertising, corresponding to 31% and 32% of revenues for the six months ended June 30, 2009 and 2008 respectively. The net income contributed by this segment was $2,608,375 and $1,298,401 for the six months period ended June 30, 2009 and 2008 respectively, an improvement of 101%. The increase in net income was mostly due to the combination of improved sales and related gross profit in 2009 added to a reduced provision for doubtful accounts of approximately $633,945 to adjust to an improved aging of our receivables.

Operations

Sales. For the six months period ended June 30, 2009, sales increased by $3,108,601 or 13% to $26,850,578. This improvement in sales resulted from increased activities of both segments in 2009, mostly the aquaculture product segment which experienced an increase of $1,681,187 or 10% (mostly related to increased volumes), while the sales from the health and bio product segment increased by $1,427,414 or 19% in the first six months period of 2009 (mostly related to new products marketed during that period) compared to the corresponding period of 2008.

Cost of sales. Cost of sales increased by $402,017 or 3% to $15,285,329 from $14,883,312 for the six months period ended June 30, 2009, as compared to the corresponding period of the prior year. The lower manufacturing costs (including the cost of raw materials) in the aquaculture product segment experienced in the second quarter of 2009 was the major cause of the decrease in cost of sales. The gross profit ratio increased from 37% for the six months period ended June 30, 2008 to 43% for the same period of 2009. The overall gross profit ratio improvement in the current six months period of 2009 originates from both our segments: the reduction of manufacturing costs of both our aquaculture product segment and our health and bio-product segment and a different mix of products marketed in those periods.

Selling and distribution expenses. Selling and distribution expenses decreased by $9,806 or 2% from $554,108 to $544,302 for the six months period ended June 30, 2009, as compared to the corresponding period of the prior year. As a percentage of sales, the selling and distribution expenses remained relatively stable at approximately 2% of sales in the current six months period of 2009, as compared to the corresponding period of 2008.

Marketing and advertising expenses. Marketing and advertising expenses increased by $314,435 or 13% from $2,451,050, to $2,765,485, as compared to the corresponding period of prior year. They correspond to approximately 31% of our bio-products sales of 2009 and 32% in 2008. Those advertising expenditures for the promotion of our health and bio-products to achieve customer recognition are consistent with industry practices.

General and administrative expenses. General and administrative expenses increased by $233,490 or 6.9% to $3,629,965 from $3,396,475 as compared to the corresponding period of the previous year. The increase originates mostly from additional general and administrative expenses in the subsidiaries where additional activity was created in 2009 compared to 2008.

Depreciation and amortization. Depreciation and amortization increased by $65,028 or 9.26% to $767,291 as compared to the corresponding period of prior year, mainly as a result of acquisition of fixed assets in the second half of 2008 and the first half of 2009, which triggered additional depreciation during the current period.

Doubtful accounts. Doubtful accounts expense amounted to $19,187 for the six months period ended June 30, 2009 compared to $881,852 for the corresponding period of 2008. The decrease in the 2009 provision, originating from both segments, was to recognize a better aging of our receivables at June 30, 2009 compared to June 30, 2008.

Income from operations. Income from operations for the six months period ending June 2009 increased from $872,917 in 2008 to $3,839,019 in the corresponding period of 2008, an increase of $2,966,102. That increase in 2009 is the result of an improvement of approximately $2,707,000 in gross profit contribution from both segments added to the reduced bad debt (approximately $863,000), and offset mostly by increased marketing and advertising expenses (approximately $314,000) and general and administrative expenses (approximately $233,000).

Finance costs. Finance costs substantially decreased to $685,225 from $2,442,624 for the six months period ended June 30, 2009 when compared to the corresponding period of the prior year, a reduction of $1,757,399. In the first six months of 2008, finance costs were affected by penalties for late filing of the registration statement of the underlying shares related to those convertible notes issued in November 2006 (approximately $1,621,000), added to the result of a final settlement amounting to approximately $699,000 from the American Arbitration Association in relation with financial fees payable to one of our financial service suppliers. Such one time costs did not occur in 2009. In 2008 as in 2009, financing costs also included recognition of the carrying interests on the promissory notes issued in November 2006 added to the continued combination of amortization of the future conversion of warrants (non–cash) attributed to investors on those November 2006 notes of $5,000,000, added to the amortization of the embedded conversion option (non–cash) related to the same notes. Those non-cash financing costs were recognized in accordance with FAS 123R and EITF 00-27. Such amortization will be repeated, on a pro-rata basis, until maturity of the underlying notes in November 2009. Finally, in the first six months of 2009, in order to avoid the costs in time and expenses of an arbitration proceeding, the Company reduced the exercise price of certain warrants convertible into shares of the Company’s $0.001 par value Common Stock to a conversion price of $5.00 per share, provided such warrants were immediately exercised; that transaction generated a loss of approximately $365,000 in the first quarter of 2009.

Income/ (loss) before income taxes. For the six months period ended June 30, 2009, income before income taxes amounted to $2,962,561, from a loss of $1,571,472 for the corresponding period of 2008. That significant improvement of $4,534,033 experienced in 2009 was the result of increased income from operations of $2,966,102 described above coupled mostly with a reduction in finance costs.

Current income taxes. Current income taxes increased by $311,061 to $762,470 in the first half of 2009, from $451,409 in the corresponding period of 2008. The increase in current income taxes is mostly due to the combination of increased taxable income in 2009 added to higher income tax rate in the same period from the health and bio-product segment, since the new tax legislation was promulgated in 2008. The health and bio-product segment actual income tax rete will increase yearly until it reaches 25% in year 2012.

Deferred income taxes. There was no deferred income tax recognized in both periods as there was no material timing differences to justify recognition of such deferred tax expenses.

Net income/ (loss) attributable to shareholders. The net income attributable to shareholders improved from net loss $2,022,881 for the six months period ended June 30, 2008, to a net income of $2,200,091 for the corresponding period of 2009. As indicated above, increased sales and related gross profit in the first six months of 2009 from both segments, coupled mostly with a reduction in financial expenses in the same period are the major factors supporting the improved results of 2009, when compared to the corresponding period of 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents remain solid at $63,089,398 at June 30, 2009, as compared to $54,920,548 at December 31, 2008. As of June 30, 2009, working capital was $76,915,405 compared to $72,203,260 at December 31, 2008. The funds generated by the operating activities during the first half of 2009 were used mainly to support our investment in the new feed plant to be in operation in the second half of this year.

Total assets increased by $14,068,870, or 14%, to $114,255,143 at June 30, 2009, compared to $100,186,273 as of December 31, 2008. Shareholders’ equity increased by $9,399,974 or 10.7%, to $97,673,002 at June 30, 2009, from $88,273,028 as of December 31, 2008.

To date, we have financed our operations through the combination of our operating revenues, equity and debt financing (in connection with which we have at times incurred significant costs), short-term bank loans, and the use of shares of our common stock issued as payment for services rendered to us by third parties. In the past, we issued shares of our common stock and warrants in private placement transactions to help finance our operations, and to pay for professional services (such as financial consulting, market development, legal services and public relations services). We recognized these services on our books as operating or deferred expenses and amortized over their estimated useful lives. The number of shares we issued for these purposes were determined as of the dates of invoices relating to such services, and the shares were valued at their market prices on those respective dates. In addition, as required by PRC laws, we establish yearly reserves shown in the shareholders’ equity section of our balance sheet. Those reserves, which are created by a transfer from the retained earnings account, limit our capacity to pay dividends to shareholders until the retained earnings become positive. As we are in an expansion phase, we do not intend to pay dividends to shareholders in the foreseeable future. To date, we have not paid any dividends.

We also completed a financing in January 2006, in which we issued to a group of twenty one investors, in a private placement, (1) convertible secured promissory notes bearing interest at 8% per year which matured on January 25, 2008, in the aggregate principal amount of $5,225,000; (2) Class A warrants, with each warrant giving the right to the holder to purchase one share of our common stock at the exercise price of $6.00 until January 25, 2009 (totally exercised since that date); and (3) Class B warrants, with each warrant giving the right to the holder to purchase one share of our common stock at the exercise price of $6.00 until January 25, 2011. The net proceeds of this financing to us were $4,702,500, after deducting commissions and other costs of this transaction equal to $522,500. The Class A and Class B warrants can be exercised pursuant to a cashless exercise. Under the terms of the warrants, the holders thereof have agreed not to elect for a period of one (1) year a cashless exercise of the warrants and also agreed not to elect a cashless exercise so long as there is an effective registration statement for the shares underlying the respective warrants. As of June 30 2009, all the Class A warrants have been exercised and there were outstanding Class B warrants to purchase up to [114,583] shares of common stock

We completed another financing in November 2006, in which we issued to two investors, in a private placement, (1) convertible promissory notes bearing interest at 6.5% and maturing in November 1, 2009, in the principal aggregate amount of $5,000,000 with the conversion price of $5.00, after reverse split, and (2) warrants registered in the name of each investor to purchase an aggregate of up to 200,000 of our common stock, after reverse split, with each warrant giving the right to the holder to purchase one share of our common stock at the exercise price of $5.00 until the fifth anniversary of the effective date of the reverse stock split effectuated. The net proceed of this financing to us were $4,932,500, after deducting commissions and other costs of this transaction equal to $67,500. The notes are due on November 1, 2009. As of June 30, 2009, there were outstanding notes convertible into an estimated 1,000,000 shares of our common stock and there is still 30,000 such warrants unexercised.

In December 2007, we completed a follow-on offering by issuing 3,450,000 new shares of our common stock to two underwriters (including the over-allotment of 450,000 shares) for a total gross consideration of $26,910,000 (corresponding to net proceeds of approximately $23,800,000). We have allocated this financing as follows: Completing its new feed plant expected to be in operation in 2009; Build a new processing plant expected to be in operation in the second half of 2010 and; Use the balance for general working capital purposes.

In June 2009, we completed another public offering by issuing 1,408,750 new shares of our common stock (including the over-allotment of 183,750 shares) for a total gross consideration of $11,974,000 (corresponding to net proceeds of approximately $10,851,000). We have allocated this financing to general corporate purposes, including investments in long-term assets to complete our integration objective in line with our business plan.

At June 30, 2009, about 41% of our consolidated sales are derived from our five largest clients, and our results of operations therefore depend on a small number of clients. As part of our short and medium-term business plan, including our current efforts to raise funds to support the anticipated expansion of our operations, we intend to invest in our infrastructure to construct a new processing plant (to be in operation in the later portion of 2010) and our own organic feed mill (to be in operation in the later portion of 2009). We expect that this will allow us to meet forecasted incremental demand for our products in the United States and Europe. As a result, we plan to develop and serve new clients, which should reduce our dependence on individual clients to more acceptable levels.

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

The ratio of current assets to current liabilities decreased to 5.64 times ($93,497,544/$16,582,141) at June 30, 2009, from and 7.06 times ($84,116,505/$11,913,245) at December 31, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We hold derivative instruments and do not engage in any hedging activities. Because most of our purchases and sales are made in RMB, any exchange rate change affecting the value of the RMB relative to the U.S. dollar could have an effect on our financial results as reported in U.S. dollars. If the RMB were to depreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly reduced. If the RMB were to appreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly increased. There has been no material change in the company’s assessment of its sensitivity to market risk since its disclosure in its Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 4. CONTROL AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our Management has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2009.

The Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report on Form 10-Q for the period ended June 30, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q. There were no changes in internal control over financial reporting (as defined in Rule 13a-15(e) under the Exchange Act) that occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended June 30, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

From June 9 through June 15, 2009, we issued a total of 46,001 shares of our Common Stock to seven investors in our Company arising from the April 2004 financing. Those shares were issued pursuant a cashless exercise of certain Series C common stock purchase warrants and Series D common stock purchase warrants issued to such investors in connection with the April 2004 financing. All of these shares were issued pursuant to the exemption provided by Section 4(2) under the Securities Act for a transaction not involving a public offering.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no material defaults.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of security holders during the period covered by this report.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, Washington.

Dated: August 10, 2009

HQ SUSTAINABLE MARITIME INDUSTRIES, INC.

By:	/s/ Norbert Sporns
Name:	Norbert Sporns
Title:	Chief Executive Officer and President

By:	/s/ Jean-Pierre Dallaire
Name:	Jean-Pierre Dallaire,
Title:	Chief Financial and Accounting Officer

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.