Form 10-K/A
period 2008-12-31
HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
filed 2009-10-16
CIK 857073

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission file number: 001-33473

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting stock (based on the closing sale price quoted on the American Stock Exchange) held by non-affiliates as of June 30, 2008 was approximately $113,100,000.

As of December 31, 2008, there were issued and outstanding 12,085,846 shares of common stock, $0.001 par value per share, and 100,000 shares of Series A preferred stock, $0.001 par value per share.

Explanatory Note

This Amendment No. 2 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K for the year ended December 31, 2008 (the “Original Annual Report”), as amended by Amendment No. 1 (collectively with the Original Annual Report, the “Amended Annual Report”), of HQ Sustainable Maritime Industries, Inc. (the “Company”) is being filed to (i) amend and restate Items 3, 7, 11 and 13, (ii) include one amended sub-section under Item 1 and (iii) incorporate the Company’s income statement, statement of stockholders’ equity and statement of cash flows for the year ended December 31, 2006 into the financial statements presented under Item 8, make conforming changes to the notes to the financial statements and make conforming changes to the corresponding audit reports. In addition, the Company is including as exhibits to this Amendment the consents of the independent auditors and the certifications required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, this Amendment does not attempt to modify or update any other disclosures set forth in the Company’s Amended Annual Report. Accordingly, the remainder of the Company’s Amended Annual Report remains unchanged and is not reproduced in this Amendment. This Amendment continues to speak as of March 12, 2009, the date of our initial filing of the Original Annual Report, and unless otherwise indicated herein, does not reflect information obtained after that date. Therefore, in conjunction with reading this Amendment, you also should read all other filings that we have made with the Securities and Exchange Commission since March 12, 2009.

i

Cautionary Notice Regarding Forward-Looking Statements

We make certain statements in this Amendment and in other materials we file with the Securities and Exchange Commission (“SEC”) or otherwise make public that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). A forward-looking statement is a statement that is not a historical fact and includes, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and other words or phrases with similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, trends in our businesses, prospective products, future performance or financial results. The Company claims the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. These factors include, among others, those set forth in “Risk Factors” in our Original Annual Report on Form 10-K filed on March 12, 2009 and the risk factors and other cautionary statements in the other documents that we file with the SEC. There also are other factors that we may not describe (generally because we currently do not perceive them to be material) that could cause actual results to differ materially from our expectations. Moreover, we operate in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ii

PART I

ITEM 1.	BUSINESS

The disclosure below replaces the sub-section “Item 1. Business – Distribution Channels” that appeared in the Original Annual Report. Other than this change, the disclosure provided under “Item 1. Business” in the Original Annual Report remains unchanged and is not reproduced herein.

Distribution Channels

Our current sales activity is primarily directed to distributors within the People’s Republic of China (“PRC”), rather than within the U.S. At the present time, we sell more than 90% of our seafood products in China to Asian clients which are then distributed principally in the United States and Europe, and we sell all of our marine bio and healthcare products exclusively in the PRC. Through our Seattle office, we are able to work directly with wholesale and retail buyers. The programs established with retail distributors are rather different than with wholesalers. Retailers require product introduction and marketing support and pay differently than wholesalers. The latter generally take delivery of product ex-plant and pay through a letter of credit, while the former take delivery in the United States and pay on negotiated terms.

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

ITEM 3.	LEGAL PROCEEDINGS

During the first half of 2008, a final judgment from the American Arbitration Association was imposed on us to pay to Westminster Securities and John O’Shea an amount of approximately $699,000 as unpaid commissions to the plaintiffs. As those unpaid commissions related to financing activities, we recognized such payments in the finance costs in our income statement for the year ended December 31, 2008.

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

PART II

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements. We have based these forward-looking statements on our current plans, expectations and beliefs about future events. There are risks that our actual experience will differ materially from the expectations and beliefs reflected in the forward-looking statements in this section. See “Cautionary Notice Regarding Forward-Looking Statements.”

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Amendment and the Annual Report.

General overview

We are a leader in toxin-free vertically integrated aquaculture and aquatic product processing and we have processing facilities located in Hainan, PRC. We have two processing plants in Hainan, one that processes aquatic products providing toxin-free tilapia and other aquatic products, and the other processes marine bio and healthcare products. We market our products in Asia, America and Europe. We seek to expand our operations by providing additional processing facilities in China such as the construction of our third facility in early 2009, which will process extruded feed, and increasing our marketing efforts throughout North America and Europe. Our current sales activity is primarily directed to distributors within PRC, rather than within the U.S.

Recently, we announced that we had entered into a conditional agreement with the government of Tayang Town in the Province of Hainan, PRC in order to work with their cooperative farms, which can produce about 20,000 tons of live weight tilapia. We expect this agreement to result in doubling the farming capacity available to us. Currently, there is no financial commitment for the Company since the agreement with the government of Tayang Town is conditioned upon the Company’s investing in the construction of a new feed mill and processing plant in the immediate vicinity of the cooperative farms in Qionghai City and this has not happened yet.

In addition, you should consider the following information as you read the below results of operations discussion and our financial statements and related notes included elsewhere in this Amendment. From the first quarter of 2004, following our reverse merger with Process Equipment, Inc., we have been operating under the name of HQS. At that time, we owned 84.4 percent of Hainan Quebec Ocean Fishing Co. Ltd. (“HQOF”), currently our principal operating subsidiary that processes our seafood products. In August 2004, we acquired the remaining ownership interest in HQOF. The fiscal year-end of Process Equipment Inc. was changed from April 30 to December 31 following the reverse merger. In August 2004, we acquired a 100 percent interest in our current subsidiary Jiahua Marine, which operates a marine bio and healthcare plant, including nutraceuticals, in Hainan Province, China. In the first half of 2005, our aquatic processing plant stopped production in order to add production lines and increase its production capacity to properly meet forecasted incremental demand, which affected some of our operating results during that period.

Our business operations consist of two segments, the marine bio and healthcare product segment and the aquaculture product segment. Since the acquisition of Jiahua Marine, which represents the marine bio and healthcare product segment, those product sales have represented a significant contribution to the net income of the Company and currently are higher profit margin products than our aquaculture products. The Company expects the sales and contribution to net income to continue during the next year in similar proportions. However, as the marketing efforts increase in connection with the aquaculture product segment and the investment in the feed mill plant and equipment for new processing capacity of extruded feed is completed, the Company expects that the aquaculture product segment will begin to contribute a greater portion of income and a higher profit margin in the future.

Our principal executive office is located at 1511, Third Avenue, Suite 788, Seattle, Washington and our telephone number is (206) 621 9888. Our Internet address is http://www.hqfish.com.

Critical accounting policies and estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

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

Segments

Manufacturing and selling of aquatic products

Hainan Quebec Ocean Fishing Co. Ltd. is engaged in the processing and selling of aquatic products. The revenue contributed by this segment was $45,370,400 and $36,248,437 for the years ended December 31, 2008 and 2007, respectively, an improvement of 25 percent. Our aquaculture sales in 2008 and in 2007 were realized from three sources: tilapia, shrimp and ocean caught fish. Of the total increase in sales during 2008 compared to 2007, 46% originated from tilapia, 32% originated from shrimp and 22% from ocean caught fish. The tilapia increase in sales in 2008 compared to 2007 was mostly the result of increased prices in the first half of 2008, because market conditions forced the prices up as a result of a supply shortage in the industry due to an especially harsh 2007-2008 freezing winter in China. Shrimp sales increased in 2008 compared to 2007 due to a combination of both increase in volume and price. Volume of shrimp sold increased by 18% while prices increased by approximately 17%. Sales of shrimp occurred mostly in the second half of the year. Finally, sales originating from ocean caught fish, which also occur mostly in the second half of the year, were the result of a combination of increased prices of 20% and increased volumes of approximately 35%. In 2008, the production capacity of our fish processing plant was increased by 50 percent, effective as of the third quarter of the year. The related gross profit ratio of this segment was 25 percent and 27 percent for the years ended December 31, 2008 and 2007, respectively. The second half of 2008 showed a recovery in the percentage of gross profit as compared to the first half of the year when gross profit margins were hurt significantly due to the international markets’ failure to recognize the difficult position of the tilapia industry during that period. This segment contributed $9,963,357 and $6,299,304 to net income for the years ended December 31, 2008 and 2007, respectively. The significant increase in sales and related gross profit of this segment in 2008, combined with bad debt recovery and no income taxes since January 2008, led to favorable improvement in the profitability in 2008 compared to 2007.

Manufacturing and selling of health and bio-products

Our other manufacturing subsidiary, Jiahua Marine, is engaged in the manufacturing and selling of marine bio and healthcare products. During the years ended December 31, 2008 and 2007, Jiahua Marine realized sales of $22,352,883 and $18,721,774, respectively, an increase of 19 percent. Approximately 88% of the increase in sales in 2008 compared to 2007 was the result of a combination of increase in volumes and sales prices originating from our shark processed related products. The gross profit ratio from this segment was 75 percent and 84 percent for the years ended December 31, 2008 and 2007, respectively. That reduction in gross profit experienced in 2008 was the result of a different sales mix, added to development costs incurred in relation to new products to be marketed in 2009, and finally to market penetration costs incurred from the second half of 2008. The major expense of this segment was advertising, representing 20 percent and 28 percent of revenue for the year ended December 31, 2008 and 2007, respectively. The net income contributed by this segment was $8,999,699 and $7,984,935 for the years ended December 31, 2008 and 2007, respectively, an increase of 13 percent in the year in 2008.

Operations

Sales. For the year ended December 31, 2008, sales increased by $12,753,072, or 23 percent, to $67,723,283 from $54,970,211. This significant increase in sales was the result of better performances of both segments in 2008. Sales from the aquaculture product segment increased by $9,121,963, or 25 percent, while sales from the health and bio product segment increased by $3,631,109, or 19 percent in 2008, compared to 2007. In 2008, the production capacity of our fish processing plant increased by 50 percent, effective as of the third quarter of the year.

Cost of Sales. Cost of sales increased by $10,099,015, or 34 percent, to $39,525,933 from $29,426,918 for the year ended December 31, 2008, as compared to the year ended December 31, 2007. The overall gross profit margin decreased from 46 percent for the year ended December 31, 2007 to 42 percent for the year ended December 31, 2008, mostly due to the margin decrease in the health and bio-product segment related to product mix, the development costs of new products to be marketed in 2009 and the market penetration costs incurred in 2008.

Selling and distribution expenses. Selling and distribution expenses increased by $709,597, or 84 percent, from $841,263 to $1,550,860 for the year ended December 31, 2008, as compared to 2007. The increase was the result of higher sales volumes realized in the current year from both our segments, including higher transportation costs.

Marketing and advertising expenses. Marketing and advertising expenses decreased by $735,921, or 14 percent, from $5,162,299 to $4,426,378 for the year ended December 31, 2008, as compared to 2007. The reduction in those expenses is mostly due to the winding down of publicity programs for those products that have successfully penetrated the targeted markets and that have raised consumer awareness about our products. In 2008, we continued to maintain a high level of advertising in order to sustain our market share in this highly competitive market as is consistent with industry practices.

General and administrative expenses. For the year ended December 31, 2008, general and administrative expenses increased by $1,405,632, or 29 percent, to $6,205,993, as compared to 2007. The major part of the increase was the result of additional costs related to Sarbanes Oxley’s documentation and audit requirements of section 404 (approximately $215,000), increased franchise tax from State of Delaware (approximately $263,000), branding-related expenses (approximately $105,000), traveling (approximately $173,000), investors’ relations (approximately $47,000) and other U.S. head office expenses.

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

Finance costs. Finance costs decreased to $2,662,734 from $5,857,117 for the year ended December 31, 2008 as compared to the previous year, a reduction of $3,194,383 or 55 percent. Included in the 2008 finance costs are the non-recurring costs of $699,000 recognized in relation to the final judgment on the Westminster Securities and John O’Shea claims against the Company and settled in the first half of 2008. In addition, by virtue of a Waiver and Amendment Agreement dated February 22, 2008 and relating to the promissory notes issued in November 2006, included also in the first half of 2008 are the non-recurring costs of penalties and interests amounting to approximately $1,621,000 regarding the late filing of the registration statement relating to the underlying shares of the convertible notes issued in November 2006. Finally, the carrying interests on the promissory notes issued in 2006 added to the continued combination of amortization of the future conversion of warrants (non–cash) attributed to investors on those notes of $10,225,000 issued in 2006, and to the amortization of the embedded conversion option (also non–cash) related to the same notes. Those non-cash financing costs were recognized in accordance with FAS 123R and EITF 00-27. Such amortization will be repeated, on a pro-rata basis, until maturity of the underlying notes. Finance costs will continue to decrease in 2009 as the maturity of the promissory notes will occur in November 2009.

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

Current income tax. Current income taxes decreased by $453,836 to $2,094,976 from $2,548,812 for the year ended December 31, 2008 and December 31, 2007, respectively. Income taxes were lower in 2008 due to the application of the new PRC Enterprise Income Tax Law (EIT), which became effective on January 1, 2008. That new Law provides, amongst other issues, that income derived from processing of fishery products is now exempted from income tax while it stood at 15 percent in 2007. Furthermore, with regards to our nutraceutical unit, the income tax rate increased to 18 percent in 2008 from 15 percent in 2007; for that segment, the income tax rate will gradually increase to a maximum of 25 percent by 2012.

Deferred income tax. Deferred income taxes increased from NIL in 2007 to $818,364 for year ended December 31, 2008. The increase was the result of a non-recurring write-off of deferred taxation representing an expense of approximately $818,000 related to the sale of fixed assets. Otherwise, there was no deferred income tax recognized in both financial years as there were no other material timing differences to justify recognition of such deferred tax expenses.

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

Results of Operations—Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Total sales for the year ended December 31, 2007 increased by $15,874,808 or 41% compared to the same period of 2006. While both of our segments contributed to that increase, the aquaculture segment contributed more significantly as higher demand for our products materialized during 2007. Income from operations for the year ended December 31, 2007 increased by 82% when compared to 2006; that major improvement was due mostly to the higher sales and gross profit of 2007 originating from our aquaculture product segment. A net income of $4,486,562 was generated in 2007, increasing from $873,964 in 2006; that increase in 2007 is mostly attributed to the aquaculture segment. Financing costs have increased by $673,550 or 13% to $5,857,117 as compared to $5,183,567 for 2006. In 2007, we incurred approximately $900,000 of penalties for late filing of the registration statement in regards to the November 2006 financing and $670,000 of penalties for late payment of interests on the same financing. Those penalties were recognized as financing costs in 2007 and they were paid in common shares issued by the Company in March 2008. Furthermore, the amount of the claim attributed to Westminster Securities Corp. by the American Arbitration Association (“AAA”) was accounted for, as determined by the AAA, in the financing costs. The warrants amortization costs (non–cash) related to the promissory notes and the amortization of the related embedded conversion option (non–cash), make-up the major part of the financial costs and are recognized as such in accordance with FAS 123R and EITF 00–27.

Segments

Manufacturing and selling of health and bio-products

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

General and administrative expenses. For the year ended December 31, 2007, general and administrative expenses increased by $126,682 or 3% to $4,800,361, as compared to the corresponding period of 2006. Most of the increase was the result of additional branding-related expenses and traveling.

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

Finance costs. Finance costs increased to $5,857,117 from $5,183,567 for the year ended December 31, 2007 as compared to the previous year, an increase of $673,550 or 13%. Included in the 2007 finance costs are the carrying interests on the promissory notes issued in 2006 added to the continued combination of amortization of the future conversion of warrants (non–cash) attributed to investors on those notes of $10,225,000 issued in 2006, and to the amortization of the embedded conversion option (non–cash) related to the same notes. Those non-cash financing costs were recognized in accordance with FAS 123R and EITF 00-27. Such amortization will be repeated, on a pro-rata basis, until maturity of the underlying notes. Furthermore, in 2007, we incurred approximately $900,000 of penalties for late filing of the registration statement in regards to the November 2006 financing and $670,000 of penalties for late payment of interests on the same financing. Those penalties were recognized as financing costs in 2007 and they were paid in common shares issued by the Company in March 2008. Finally, the effect of the decision rendered in January 2008 (but appealed) in the arbitration proceeding in regards to claims of an investment banker were included as finance costs for the amount attributed to the claimant.

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

Current income tax. Current income taxes increased by $1,723,394 to $2,548,812 from $825,418 for the year ended December 31, 2007. The increase was mainly due to higher taxable income experienced in 2007 from both segments, as described above, and to the termination of the tax rate holiday period in the health and bio-product segment as of December 31, 2006. The actual tax rate for both segments was 15% in 2007. On March 17, 2007, a new PRC Enterprise Income Tax Law (EIT) was promulgated and introduced a new uniform tax regime in the PRC. The EIT became effective on January 1, 2008. That new Law provides, amongst other issues, that income derived from processing of fishery products and processing of agricultural products will be exempt from the EIT tax rate. Starting in 2008, our existing fish processing unit and our new feed mill plant which is under construction will both benefit from a “0”% tax rate. As we forecast commencement of the construction of a new processing plant in 2008 to be in operation in 2009, that new plant will also benefit from a “0” tax rate in 2009. With regards to our neutraceutical unit, the income tax rate will increase progressively by 2% yearly under the new law until it reaches a maximum of 25% in 2012.

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

Quarterly Results

The following table contains unaudited quarterly results for the years ended December 31, 2008 and 2007:

	Quarters Ended
	31-Mar	30-Jun	30-Sep	31-Dec
Year Ended December 31, 2008
REVENUES	$9,210,490	$14,531,487	$22,470,184	$21,511,122
GROSS PROFIT	$3,899,788	$4,958,877	$9,534,094	$9,804,591
NET INCOME/(LOSS)	$(1,029,443)	$(993,438)	$5,614,682	$6,448,887
Basic net income/(loss) per common share	$(0.089)	$(0.083)	$0.4658	$0.5492

Diluted net income/(loss) per common share	$(0.089)	$(0.083)	$0.4268	$0.5302

Year Ended December 31, 2007
REVENUES	$7,849,730	$13,660,698	$15,779,385	$17,680,398
GROSS PROFIT	$2,590,446	$6,525,333	$7,739,924	$8,687,590
NET INCOME/(LOSS)	$(1,566,495)	$832,081	$3,453,806	$1,767,170
Basic net income/(loss) per common share	$(0.235)	$0.110	$0.4360	$0.2315

Diluted net income/(loss) per common share	$(0.235)	$0.102	$0.3784	$0.1966

	Quarters Ended
	31-Mar	30-Jun	30-Sep	31-Dec
Year Ended December 31, 2006
REVENUES	$6,885,340	$9,574,081	$10,528,996	$12,106,986
GROSS PROFIT	$2,531,885	$4,644,447	$4,618,512	$5,383,214
NET INCOME/(LOSS)	$(1,243,303)	$641,368	$592,356	$883,543
Basic net income/(loss) per common share	$(0.212)	$0.109	$0.098	$0.147

Diluted net income/(loss) per common share	$(0.212)	$0.109	$0.098	$0.146

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

Total assets increased by $15,859,407 to $100,186,273 at December 31, 2008, from $84,326,866 as of December 31, 2007. Stockholders’ equity increased by $19,497,365, or 28 percent, to $88,273,028 as at December 31, 2008, from $68,775,663 as of December 31, 2007.

To date, we have financed our operations through the combination of our operating revenues, equity and debt financing (in connection with which we have at times incurred significant costs), short–term bank loans, and the use of shares of our common stock issued as payment for services rendered to us by third parties. In the past, we issued shares of our common stock and warrants in private placement transactions to help finance our operations, and to pay for professional services (such as financial consulting, market development, legal services and public relations services). We recognized these services on our books as operating or deferred expenses and amortized over their estimated useful life. The number of shares we issued for these purposes were determined as of the dates of invoices relating to such services, and the shares were valued at their market prices on those respective dates. In addition, as required by PRC laws, we establish yearly reserves shown in the stockholders’ equity section of our balance sheet. Those reserves, which are created by a transfer from the retained earnings account, limit our capacity to pay dividends to stockholders until the retained earnings become positive. The laws and regulations of the PRC restrict any form of distribution of statutory surplus reserve outside of the PRC, whether by cash dividends or for use in the US operations. As of December 31, 2008, the remaining statutory surplus reserve required is approximately $3.25 million (2007: $4.25 million). As we are in an expansion phase, we do not intend to pay dividends to stockholders in the foreseeable future. To date, we have not paid any dividends.

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

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Notes payable & other borrowings	$5,000,000				$5,000,000
Operating leases	$124,432	$165,464	$82,064	$430,832	$802,792
Purchase and other commitments	$3,195,890				$3,195,890
Total	$8,320,322	$165,464	$82,064	$430,832	$8,998,682

Off-Balance Sheet Transactions

We have no off-balance sheet arrangements or transactions with unconsolidated, special purpose entities.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

The financial statements presented below are identical to the financial statements that appeared in the Original Annual Report, except the Company’s income statement, statement of stockholders’ equity and statement of cash flows for the year ended December 31, 2006 have been incorporated, the notes to the financial statements have been updated to reflect this change and the audit reports have been updated to reflect this change. The management report on internal control over financial reporting and report of independent registered public accounting firm on internal control over financial reporting included in the Original Annual Report are reproduced below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders of

HQ Sustainable Maritime Industries, Inc.

We have audited HQ Sustainable Maritime Industries, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as at December 31, 2008 and the related consolidated statement of income and comprehensive income, cash flows and changes in shareholders’ equity for the year ended December 31, 2008 and our report dated March 2, 2009 expressed an unqualified opinion thereon.

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

The consolidated financial statements of HQ Sustainable Maritime Industries, Inc. and Subsidiaries as of December 31, 2007 and December 31, 2006 were audited by other auditors whose report dated March 27, 2008 expressed an opinion without qualification on those consolidated financial statements.

/s/ Schwartz Levitsky Feldman LLP

Toronto, Ontario, Canada	Chartered Accountants
March 2, 2009	Licensed Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

HQ Sustainable Maritime Industries, Inc. and Subsidiaries

Delaware

We have audited the accompanying consolidated balance sheets of HQ Sustainable Maritime Industries, Inc. and Subsidiaries as of December 31, 2007, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2007 and 2006. HQ Sustainable Maritime Industries, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HQ Sustainable Maritime Industries, Inc. and Subsidiaries as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
March 27, 2008

New York • Penn Yan • Rochester

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

The accompanying notes are an integral part of the consolidated financial statements

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE

WITH LIMITED LIABILITY)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
Sales	$67,723,283	$54,970,211	$39,095,403
Cost of sales	39,525,933	29,426,918	21,917,345

Gross profit	28,197,350	25,543,293	17,178,058
Selling and distribution expenses	1,550,860	841,263	591,376
Marketing and advertising	4,426,378	5,162,299	4,547,615
General and administrative expenses	6,205,993	4,800,361	4,673,679
Depreciation and amortization	1,456,456	1,217,284	1,029,672
(Recovery of)/doubtful accounts	(491,223)	672,086	(706,514)

Income from operations	15,048,886	12,850,000	7,042,230
Finance costs	2,662,734	5,857,117	5,183,567
Other income	(567,876)	(42,491)	16,731

Income before income taxes	12,954,028	7,035,374	1,841,932
Income taxes
Current	2,094,976	2,548,812	825,418
Deferred	818,364	—	142,550

Net income attributable to shareholders	10,040,688	4,486,562	873,964

OTHER COMPREHENSIVE INCOME
Foreign currency translation income	5,025,896	2,977,694	1,113,115

COMPREHENSIVE INCOME	$15,066,584	$7,464,256	$1,987,079

NET INCOME PER SHARE
Basic	$0.843	$0.587	$0.145

Diluted	$0.785	$0.543	$0.145

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	11,905,739	7,635,124	6,028,935

Diluted	13,198,438	8,989,469	6,037,325

The accompanying notes are an integral part of the consolidated financial statements

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE

WITH LIMITED LIABILITY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	Common Stock (after reverse split)		Preferred Stock		Additional paid in Capital
	Share (after reverse split)	Par Value	Share	Par Value
Balance at January 1, 2006	116,105,225	$116,105	100,000	$100	$15,574,742

Adjustment for reverse split	(110,299,964)	(110,300)			110,300
Issuance of common stock and warrants	611,595	612	—	—	9,756,574
Net income for the year	—	—	—	—	—
Transfer to reserve	—	—	—	—	—

Balance at December 31, 2006	6,416,856	$6,417	100,000	$100	$25,441,626

Issuance of common stock and warrants	5,094,461	5,094	—	—	31,700,578
Net income for the year	—	—	—	—	—
Transfer to reserve	—	—	—	—	—

Balance at December 31, 2007	11,511,317	$11,511	100,000	$100	$57,142,204

	Appropriation of retained earnings (reserves)	Accumulated other comprehensive income	Retained earnings (deficit)	Total
Balance at January 1, 2006	$1,985,845	$499,251	$(314,583)	$17,861,470

Issuance of common stock and warrants	—	—	—	9,757,186
Net income for the year	—	—	873,964	873,964
Transfer to reserve	1,243,227	—	(1,243,227)	—
Foreign currency translation adjustment	—	1,113,115	—	1,113,115

Balance at December 31, 2006	$3,229,072	$1,612,366	$(683,846)	$29,605,735

Issuance of common stock and warrants	—	—	—	31,705,672
Net income for the year	—	—	4,486,562	4,486,562
Transfer to reserve	1,428,891	—	(1,428,891)	—
Foreign currency translation adjustment	—	2,977,694	—	2,977,694

Balance at December 31, 2007	$4,657,963	$4,590,060	$2,373,825	$68,775,663

	Common Stock		Preferred Stock		Additional paid in Capital
	Share	Par Value	Share	Par Value
Balance at January 1, 2007	6,416,856	$6,417	100,000	$100	$25,441,626

Issuance of common stock and warrants	5,094,461	5,094	—	—	31,700,578
Net income for the year	—	—	—	—	—
Transfer to reserve	—	—	—	—	—
Transfer to reserve	—	—	—	—	—

Balance at December 31, 2007	11,511,317	$11,511	100,000	$100	$57,142,204

Issuance of common stock and warrants	574,529	575	—	—	4,430,206
Net income for the year	—	—	—	—	—
Transfer to reserve	—	—	—	—	—

Balance at December 31, 2008	12,085,846	$12,086	100,000	$100	$61,572,410

	Appropriation of retained earnings (reserves)	Accumulated other comprehensive income	Retained earnings (deficit)	Total
Balance at January 1, 2007	$3,229,072	$1,612,366	$(683,846)	$29,605,735

Issuance of common stock and warrants	—	—	—	31,705,672
Net income for the year	—	—	4,486,562	4,486,562
Transfer to reserve	1,428,891	—	(1,428,891)	—
Foreign currency translation adjustment	—	2,977,694	—	2,977,694

Balance at December 31, 2007	$4,657,963	$4,590,060	$2,373,825	$68,775,663

Issuance of common stock and warrants	—	—	—	4,430,781
Net income for the year	—	—	10,040,688	10,040,688
Transfer to reserve	1,903,552	—	(1,903,552)	—
Foreign currency translation adjustment	—	5,025,896	—	5,025,896

Balance at December 31, 2008	$6,561,515	$9,615,956	$10,510,961	$88,273,028

The accompanying notes are an integral part of the consolidated financial statements

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE

WITH LIMITED LIABILITY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
OPERATING ACTIVITIES
Net income	$10,040,688	$4,486,562	$873,964
Non-cash items:
Depreciation and amortization	1,456,456	1,217,284	1,029,672
(Gain)/loss on disposal of fixed assets	(491,253)	53,603
Write off of fixed assets	—	41,637	—
Financial and other non cash services	3,032,822	5,164,795	5,919,549
Deferred income taxes	818,362	—	109,046
Change in non-cash working capital items:
Inventories	(76,042)	(168,858)	(151,394)
Trade receivables, net of provisions	(656,094)	(7,276,981)	(9,407,163)
Prepayments	(44,576)	34,577	(252,829)
Tax recoverable			185,429
Accounts payable and accrued expenses	(1,329,388)	5,113,418	1,205,064
Taxes payable	(166,708)	624,860	—

Cash flow generated from operating activities	12,584,269	9,290,897	(488,662)

INVESTING ACTIVITIES
Acquisition of property, plant and equipment-net	(1,310,683)	(745,546)	(65,337)
Sale proceeds of disposal of fixed assets	495,449	—	—
Construction in progress	(5,398,904)	(634,905)	(1,196,453)
Acquisition of intangible assets	—	—	(550,000)
Acquisition of deferred expenses	—	—	(983,060)
Cash flow used in investing activities	(6,214,138)	(1,380,451)	(2,794,850)

FINANCING ACTIVITIES
Cash proceeds from issuance of common stock	137,536	28,570,475	—
Convertible promissory notes issued, net of cash repayments			9,112,554
Due (to)/from directors	(845,921)	(153,915)	347,726
Repayment to related parties	—	(198,553)	(62,968)
Bank loan payments	—	(1,255,203)	(471,061)

Cash flow (used in)/generated from financing activities	(708,385)	26,962,804	8,926,251

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,661,746	34,873,250	5,642,739

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,298,894	697,283	606,477
Cash and cash equivalents, beginning of year	46,959,908	11,389,375	5,140,159

Cash and cash equivalents, end of year	54,920,548	46,959,908	11,389,375

SUPPLEMENTARY CASH FLOWS DISCLOSURES
Interest paid	—	—	17,478

Taxes paid	2,263,701	1,155,429	430,643

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued for services	4,425,432	173,000	195,000

Reclassification of Construction in Progress to Land Use Rights	—	964,002	—

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

NOTES FOR THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

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

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

NOTES FOR THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

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

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

NOTES FOR THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

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

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

NOTES FOR THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

N. SEGMENTS

No geographical segment analysis is provided for the years ended December 31, 2008, 2007 and 2006 as less than 10 percent of consolidated revenues and less than 10 percent of consolidated income from operations is attributable to the segment other than the Mainland China.

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

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

NOTES FOR THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

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

V. RECENT PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As such, the Company has currently chosen not to elect the fair value option as permitted by SFAS No. 159, which provides entities the option to measure many financial instruments and certain other items at fair value.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), “Business Combinations”. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, an any non controlling interest in the

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

NOTES FOR THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

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

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

NOTES FOR THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

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

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

NOTES FOR THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

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

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

NOTES FOR THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Furthermore, effective November 8, 2006, the Company completed another financing transaction with a group of private investors for an amount of $5,000,000, bearing interest at 6.5 percent per annum. The financing consisted of two components: (a) promissory notes of the Company, in the principal aggregate amount of $5,000,000 due November 1, 2009 and (b) warrants registered in the name of each Investor to purchase an aggregate of up to 200,000 shares of our Common Stock. The Notes are convertible into shares of the Company’s $0.001 par value Common Stock at a conversion price of $5.00 per share. The Warrants expire on the fifth (5th ) anniversary of the effective date of the reverse stock split. In 2008, 170,000 such warrants were exercised leaving a balance of 30,000 unexercised at December 31, 2008. The exercise price to acquire a share of Common Stock is equal to the Conversion Price under the Notes, currently at the rate of $5.00 per share of Common Stock.

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

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

NOTES FOR THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

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

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

NOTES FOR THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Information concerning the plan incentive and non-qualified stock options is as follows:

	Options	Exercise Price Per Share
December 31, 2006 (Vested)	198,334	$5.60
Options vested in 2007	16,666	$5.60
Options cancelled/forfeited	—
Options exercised in 2007	151,250	$5.60
December 31, 2007 (Vested)	63,750	$5.60
Options vested in 2008	—	$5.60
Options canceled/forfeited in 2008	—
Options exercised in 2008	10,000	$5.60
December 31, 2008 (Vested)	53,750	$5.60

The table below summarizes information with respect to stock options outstanding as of December 31, 2008:

Exercise Price	Options Outstanding	Remaining Contractual Life	Options Exercisable	Exercise Price of Exercisable Options
$5.60	53,750	Up to June 2014	53,750	$5.60

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

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

NOTES FOR THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

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

PART III

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Compensation Philosophy

Our compensation program is designed to attract, retain and motivate highly qualified executives and drive sustainable growth. We compensate our executives named in the “Summary Compensation Table,” which we refer to as “named executive officers” or “NEOs,” through a combination of base salary, incentive, and cash bonuses. Cash bonuses are designed to reward current performance and are based on the Company’s performance, the executive’s performance and the executive’s adherence to our core values.

Our Compensation Committee

The responsibilities of the Compensation Committee are to:

•

oversee development and administration of the Company’s executive compensation plans; set the compensation of the Chief Executive Officer and other executive officers; review and consider the performance of the Chief Executive Officer and other officers;

•

oversee the evaluation of the Chief Executive Officer and other members of management; and review and approve employment, severance, change-in-control, termination and retirement arrangements for all officers.

The Compensation Committee has not delegated its authority for officer compensation, but has delegated all of its authority under the Company’s equity plan to the Chief Executive Officer to grant equity awards to employees below the officer level.

Officer compensation decisions are made by the Compensation Committee after discussing recommendations with the Chief Executive Officer. He may attend Compensation Committee meetings to discuss the financial performance of the Company and the performance of individual executives.

The members of the Compensation Committee are Fred Bild and Daniel Too. The Board has determined that all of the members of the Compensation Committee are independent under the Company’s Corporate Governance Guidelines and the AMEX Corporate Governance Rules. No member of the Compensation Committee was or is an officer or employee of the Company or any of its subsidiaries.

Overview of Our Executive Compensation

Our compensation objectives are to:

•	attract first-class executive talent

•	retain key leaders

•	reward past performance

•	motivate future performance

•	foster the identification and development of leadership potential in key talent

The compensation framework for our named executive officers consists of the following three key elements:

•	Base salary;

•	Annual cash bonuses; and

•	Long-term incentives (including the grant of stock options)

In addition to these key elements of compensation, our compensation framework includes limited fringe benefits, perquisites, severance and other benefits.

Our executive compensation program is designed to develop and motivate the collective and individual abilities of our management team. In establishing the type and size of executive compensation awards, the Compensation Committee considers the factors listed below under “Performance Criteria.”

Base Salaries

Our named executive officers receive a majority of their overall cash compensation as base salary. Generally, base salaries have not been based upon specific measures of corporate performance, but are determined upon the recommendations of the Chief Executive Officer, based upon his determination of each employee’s individual performance, position and responsibilities, and contributions to both our financial performance and ethical culture, and approved by the Compensation Committee. We kept the original terms of the employment agreements including the amount of salaries for the named executive officers over the years.

Annual Bonuses

Pursuant to employment agreements, the named executive officers are entitled to an annual cash bonus in an amount no less than $100,000 for Mr. Harry Wang, $100,000 for Ms. Lillian Wang, $50,000 for Mr. Norbert Sporns and $25,000 Mr. Jean-Pierre Dallaire. The Compensation Committee determines whether to pay any annual cash bonus to the named executive officers in excess of these thresholds and the amount of such excess. The Compensation Committee makes this determination at the end of each fiscal year, based on the factors described below under “Performance Criteria.”

For each of the last four fiscal years, the Compensation Committee increased the cash bonus for each of the named executive officers by 10%. Although the Compensation Committee does not directly link the amounts of annual cash bonuses to the Company’s financial performance when determining the amount of these bonuses, the Compensation Committee considered the fact that the Company’s income from operations increased substantially over 10% in each of the past four years. The amount of the cash bonus for each named executive officer for each of the last three years is set forth below under “Summary Compensation Table.”

Long-Term Incentives

The Compensation Committee believes that the grant of non-cash, long-term compensation, primarily in the form of long-term incentive awards, to our named executive officers is appropriate to attract, motivate and retain such individuals, and enhance stockholder value through the use of non-cash, equity incentive compensation opportunities. The Compensation Committee believes that our best interests will be advanced by enabling our named executive officers, who are responsible for our management, growth and success, to receive compensation in the form of long-term incentive awards. Since long-term awards will increase in value in conjunction with an increase in the value of our common stock, the awards are designed to provide our named executive officers with an incentive to remain with us.

Perquisites

Our compensation framework includes limited fringe benefits, perquisites and other benefits. Based on the employment agreements entered into between the Company and the named executives, the named executives are eligible to participate in incentive, savings, retirement (401(k)), and welfare benefit plans, including without limitation, health medical, dental, vision, life (including accidental death and dismemberment) and disability insurance plans. Since our main operation is in China and the named executive officers maintain personal residences in China and other places than Seattle, our headquarters office, the company also supports the rent for the named executive officers during their stay in Seattle.

The Company periodically reviews the perquisites that named executive officers receive. These perquisites are relatively few in number, and the Compensation Committee believes that its policies regarding perquisites are conservative compared to other companies.

The total costs to the Company for providing perquisites and personal benefits to the named executive officers during fiscal 2008 are shown in the “Summary Compensation Table.”

Our Executive Compensation Principles

The following core principles reflect the compensation philosophy of the Company with respect to the named executive officers, as established and refined from time to time by the Compensation Committee:

1.	Compensation should reinforce the Company’s business objectives and values.

2.	Compensation should be performance-related.

3.	There should be flexibility in allocating the various compensation elements.

4.	Incentive compensation should balance short-term and long-term performance.

5.	Named executive officers should have financial risk and reward tied to their business decisions.

These principles are intended to motivate the named executive officers to improve the Company’s financial performance; to be personally accountable for the performance of the business units, divisions, or functions for which they are responsible; and to collectively make decisions about the Company’s business that will deliver stockholder value. Below is a description of how these principles are implemented.

1. Compensation should reinforce the Company’s business objectives and values.

Our executive compensation program includes the incentives necessary to reward the contributions and leadership that serve to increase profits, revenue, and operating cash flow; enhance confidence in our financial stewardship; create and maintain the high morale and commitment of our employees; and enhance our reputation as a responsible corporate citizen.

2. Compensation should be performance-related.

We consider both business performance and the competitive marketplace when we design, deliver and fund our compensation programs. We pay for performance by rewarding superior performers with premium compensation. We reward named executive officers when the Company performs well. Likewise, we award lower compensation if the Company does not perform well. The Compensation Committee believes that a significant portion of a named executive officer’s total compensation should be at risk and tied to how well the Company, the individual, and the individual’s business unit, division, or function performs.

3. There should be flexibility in allocating the various compensation elements.

The Compensation Committee does not target any specific mix of elements of compensation in cash versus equity, in short-term compensation versus long-term compensation, or in fixed pay versus variable pay. Instead, the Compensation Committee has the flexibility to establish compensation consistent with the principle that the majority of pay should be at risk through short-term and long-term incentives.

4. Incentive compensation should balance short-term and long-term performance.

While the Compensation Committee seeks to structure a balance between achieving strong annual results and ensuring the Company’s long-term viability and success, it does not target a specific mix of short-term and long-term incentives. Named executive officers are regularly provided incentive opportunities based on both short-term and long-term achievements. Participation in the Company’s short-term and long-term incentive programs increases with positions at higher levels of responsibility such as those held by named executive officers who have the greatest influence over time on the Company’s strategic direction and results.

5. Named executive officers should have financial risk and reward tied to their business decisions.

The Compensation Committee believes that named executive officers should have a financial interest in the Company’s long-term results. Consequently, we require our named executive officers to be stockholders of the Company and provide them various ways to do so. In addition, the majority of our named executives’ compensation is designed to be at risk through short-term and long-term incentives.

Prohibition Against Speculative Transactions

Our Code of Business Conduct and Ethics, which applies to all of our employees and directors, prohibits speculative transactions in our stock such as short sales, puts, calls or other similar options to buy or sell our stock.

Guidelines For Trades By Insiders

We maintain policies that govern trading in our stock by officers and directors required to report under Section 16 of the Securities Exchange Act of 1934 (the “Exchange Act”), as well as certain other employees who regularly have access to material non-public information about us. These policies include pre-approval requirements for all trades and periodic trading “black-out” periods designed with reference to our quarterly financial reporting schedule. We also require pre-approval of all trading plans adopted pursuant to Rule 10b5-1 promulgated under the Exchange Act. To mitigate the potential for abuse, no trades are allowed under a plan within 30 days after adoption. We discourage termination or amendment of plans by prohibiting trades under new or amended plans within 90 days following a plan termination or amendment.

Performance Criteria

The Compensation Committee considers the following criteria when it establishes the type and size of executive compensation awards:

•	financial performance (e.g., growing revenue and improving profitability and cash flow);

•

leadership effectiveness (e.g., communicating and implementing the Company’s strategic direction, implementing and executing strategic succession plans, setting the appropriate moral and ethical tone, strengthening the Company’s leadership as a model corporate citizen, executing short-term and long-term business plans);

•	improving the product line and the marketing of our products;

•	continuing to explore opportunities to extend market reach; and

•	employee satisfaction (e.g., retaining key talent, creating a positive employee environment, and providing employee development opportunities).

The Compensation Committee expects a high level of collaborative and individual performance and contributions, consistent with our named executive officer level of responsibility. The Compensation Committee discusses and evaluates the quality of the overall performance of the CEO after considering the CEO’s self-assessment and Company performance. The CEO in turn uses a similar process when reviewing performance of the other executives and makes recommendations to the Compensation Committee.

The Compensation Committee does not assign any particular weightings to the performance criteria listed above. Nonetheless, the Compensation Committee carefully reviews the Company’s financial performance, including income from operations, when determining the size of compensation awards. While the Compensation Committee carefully considers the Company’s actual financial performance, compensation is not directly tied to that measure.

Tax Implications of Executive Compensation

Section 162(m) of the Internal Revenue Code limits to $1 million per year the federal income tax deduction to public corporations for compensation paid for any fiscal year to the corporation’s Chief Executive Officer and certain other named executive officers (excluding the CFO) included in the “Summary Compensation Table.” This limitation does not apply to qualifying “performance-based compensation.”

The Company can deduct annual short-term incentives paid to named executive officers who are subject to Section 162(m) as performance-based compensation. The Compensation Committee defined Performance Profit as income from continuing operations before income taxes, equity income, discontinued operations, extraordinary items, and cumulative effect of change in accounting principles, but excluding restructuring charges as identified in the audited financial statements.

It is the Company’s goal to have compensation paid to its top officers qualify as tax deductible for federal tax purposes under Section 162(m) of the Internal Revenue Code. However, the Compensation Committee also believes it is appropriate to provide competitive compensation opportunities even though all compensation paid may not be fully tax deductible in any given year.

The non-performance-based compensation paid in cash to our executive officers for the 2008 fiscal year did not exceed the $1 million limit per officer, and the Compensation Committee does not anticipate that the non-performance-based compensation to be paid in cash to our executive officers for fiscal year 2009 will exceed that limit. In addition, the Compensation Committee does not anticipate that non-performance-based compensation to be paid in equity incentives to our executive officers for fiscal 2009 will exceed the $1 million limit per officer. However, the occurrence of certain events, including a change of control or a significant increase in the value of our common stock, could cause certain compensation to exceed the limit.

Accounting Implications of Executive Compensation

Base salaries and the short-term incentives are expensed over the period in which they are earned.

The long-term incentives used to reward named executive officers are primarily comprised of equity awards, including stock options. These equity awards are recorded according to Statement of Financial Accounting Standards (FAS) No. 123(R), “Share-Based Payments,” which states that the equity awards should be measured at fair value on the date of grant and expensed during the requisite service period for those equity awards that are expected to vest.

Conclusion

The foregoing discussion describes the compensation objectives and policies which were utilized with respect to our named executive officers during 2008. In the future, as the Compensation Committee continues to review each element of the executive compensation program with respect to our named executive officers, the objectives of our executive compensation program, as well as the methods which the Compensation Committee utilizes to determine both the types and amounts of compensation to award to our named executive officers, may change.

Report of the Compensation Committee of the Board of Directors

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with the management of the Company. Based upon its review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be incorporated by reference in the Company’s Amendment No. 2 to Annual Report on Form 10-K/A for the year ended December 31, 2008.

Fred Bild

Daniel Too

Executive Compensation

The following table sets forth information concerning the annual compensation earned by our named executive officers. Each of the named executive officers has an employment agreement that influences or defines certain of the elements of compensation shown below.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	(A)Salary ($)	(B)Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(C)All Other Compensation ($)	Total ($)
Norbert Sporns Chief Executive Officer	2008	219,615	73,205					33,210	326,030
	2007	199,650	66,550					31,800	298,000
	2006	181,500	60,500					26,340	268,340

Lillian Wang Li Chairman of the Board	2008	219,615	146,410					33,210	399,235
	2007	199,650	133,100					31,800	364,550
	2006	181,500	121,000					26,340	328,840

Harry Wang Hua Chief Operating Officer	2008	146,410	146,410					—	292,820
	2007	133,100	133,100					—	266,200
	2006	121,000	121,000					—	242,000

Jean-Pierre Dallaire Chief Financial Officer	2008	146,410	36,492					47,330	230,232
	2007	133,100	33,275					35,760	202,565
	2006	121,100	30,250					27,315	178,565

(A)	The 2008 base salaries for all named executive officers as determined by their employment agreements. On April 1, 2004, the Company entered into a five-year employment agreement with each of Mr. Harry Wang, Ms. Lillian Wang, and Mr. Norbert Sporns (collectively, the “Executives”). Subsequently on April 11, 2005, the Company entered into Amendment No.1 to Employment Agreement with each of the Executives. The agreements automatically renewed for five (5) years. The agreements provide an annual base salary of US$100,000.00 for Mr. Wang, US$150,000.00 for Ms. Wang, and US$150,000.00 for Mr. Sporns, less all applicable taxes and other appropriate deductions. The base salary is increased annually in an amount no less than ten percent (10%) of the respective base salary. The Company’s Board of Directors (the “Board”) has the sole discretion to decide whether an Executive’s base salary may be increased by more than ten percent (10%).

On September 1, 2004, the Company entered into a five-year employment agreement with Mr. Jean Pierre Dallaire to serve as the Chief Financial Officer of the Company. This agreement automatically renews for an additional five (5) years unless either party provides written notice at least six (6) months prior to August 31, 2009. This agreement provides an annual base salary of US$100,000.00 for Mr. Dallaire. The base salary is increased annually in an amount no less than ten percent (10%). The Board has the sole discretion to decide whether Mr. Dallaire’s base salary may be increased by more than ten percent (10%). Mr. Dallaire’s employment agreement contains non-competition, non-solicitation, confidentiality, and related provisions that are relatively standard for executive employment agreements.

(B)	The bonus for all named executive officers as determined by their employment agreements and the Board. The Executives are entitled to an annual bonus of no less than $100,000.00 for Mr. Wang, $100,000.00 for Ms. Wang, $50,000.00 for Mr. Sporns and $25,000.00 for Mr. Dallaire for each calendar year. The decision to pay any annual bonus to the Executive in excess of these threshold amounts, and the amount of any annual bonus increment in excess of these threshold amounts, will be within the Board’s sole discretion based on its review of the operating performance of the Company during the preceding fiscal year.

The Executives are eligible for non-qualified stock options under the stock option plan of the Company (the “Stock Option Plan”), subject to certain terms and conditions. Pursuant to the Stock Option Plan, the Company shall grant to each of the Executives an option to purchase an aggregate of twenty percent (20%) of the then fully diluted shares of the Company’s common voting stock that are available under the Stock Option Plan. In addition, at the beginning of each quarter during the term of the employment agreement, the Company shall grant to each of the Executives an option to purchase five percent (5%) of the then fully diluted shares of the Company’s common voting stock. Fifty percent (50%) of the options granted on the Grant Date (as defined in the agreements) is vested and exercisable from and after the Grant Date and the remaining fifty percent (50%) of the options vest and become exercisable on the first anniversary of the Grant Date. Subsequent grants of stock options vest and are exercisable pursuant to the terms and conditions of the Stock Option Plan. None of the options have been awarded to the Executives pursuant to the Stock Option Plan since 2004.

The Executives are eligible to participate in incentive, savings, retirement (401(k)), and welfare benefit plans, including without limitation, health medical, dental, vision, life (including accidental death and dismemberment) and disability insurance plans. The Company will purchase directors and officers liability insurance for the Executives.

Mr. Dallaire is eligible for non-qualified stock options under the Stock Option Plan, subject to certain terms and conditions. The Company shall grant Mr. Dallaire an option to purchase an aggregate of ten percent (10%) of the then fully diluted shares of the Company’s common voting stock available under the Stock Option Plan. In addition, at the beginning of each quarter during the term of this agreement, the Company shall grant to Mr. Dallaire an option to purchase two and one half percent (2.5%) of the then fully diluted shares of the Company’s common voting stock. Fifty percent (50%) of the options granted on the Grant Date shall be vested and exercisable from and after the Grant Date and the remaining fifty percent (50%) of the options granted on the Grant Date shall be vested and become exercisable on the first anniversary of the Grant Date. Subsequent grants of stock options shall be vested and be exercisable pursuant to the terms and conditions of the Stock Option Plan.

Mr. Dallaire is eligible to participate in incentive, savings, retirement (401(k)), and welfare benefit plans, including without limitation, health medical, dental, vision, life (including accidental death and dismemberment) and disability insurance plans. The Company shall purchase directors and officers liability insurance for Mr. Dallaire.

(C)	This column represents the payment of perquisites and personal benefits, including rental payment the Company supports for the named executive officers during their stay in Seattle and the insurance issued to Jean-Pierre Dallaire, our CFO, whereby he is reimbursed his premiums for health insurance, medication and disability according to the employment agreement he entered into with the Company. No such insurance has been issued to other named executive officers.

The following table sets forth information concerning outstanding equity awards held by our named executive officers as of December 31, 2008.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2008

	Option Awards (A)					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Exercisable	Unexercisable
Norbert Sporns Chief Executive Officer	—	—	—	—	—	—	—	—	—

Lillian Wang Li Chairman of the Board of Directors	—	—	—	—	—	—	—	—	—

Harry Wang Hua Chief Operating Officer	—	—	—	—	—	—	—	—	—

Jean-Pierre Dallaire Chief Financial Officer	—	—	—	—	—	—	—	—	—

(A)	All stock options are 100% vested and exercisable. There have been no stock options granted by the Company since June 2004. At December 31, 2008, all options were exercised.

The following table sets forth information concerning options that were exercised by our named executive officers during 2008 and stock awards held by our named executive officers that vested during 2008.

2008 OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Norbert Sporns Chief Executive Officer		NIL	—	—

Lillian Wang Li Chairman of the Board of Directors		NIL	—	—

Harry Wang Hua Chief Operating Officer			—	—

Jean-Pierre Dallaire Chief Financial Officer	(A)10,000	6,918	—	—

(A)	In February 2008, Jean-Pierre Dallaire exercised options to purchase 10,000 shares of our common stock at an exercise price of $9.75.

The following table sets forth information concerning nonqualified deferred compensation of our named executive officers.

2008 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	(A)Aggregate Earnings in Last Fiscal Year ($)	(B) Aggregate Withdrawals / Distributions ($)	(C) Aggregate Balance at Last Fiscal Year-End ($)
Norbert Sporns Chief Executive Officer	—	—	292,820	822,270	NIL

Lillian Wang Li Chairman of the Board of Directors	—	—	366,025	1,113,774	NIL

Harry Wang Hua Chief Operating Officer	—	—	292,820	NIL	1,133,540

Jean-Pierre Dallaire Chief Financial Officer	—	—	182,902	265,328	16,468

(A)	These amounts were reported as the amount of salary and bonus earned by the named executive officer in the last completed fiscal year in the above Summary Compensation Table.
(B)	Aggregate withdrawals/distributions is the aggregate dollar amount of all withdrawals by the named executive officer during the last fiscal year. This amount includes compensation that was earned in 2008 and in prior years.
(C)	Aggregate balance is the total amount of salary and bonus earned by the named executive officer in the last completed fiscal year and in prior years that has been deferred as of December 31, 2008. Each named executive officer may defer his or her compensation by his or her own choice.

The following table sets forth information concerning the compensation of our non-management directors for the year ended December 31, 2008.

2008 DIRECTOR COMPENSATION TABLE

Name	(A)Fees Earned or Paid in Cash ($)	(A)Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(B)All Other Compensation ($)	Total ($)
Norbert Sporns	—	—	—	—	—	33,210	33,210

Lillian Wang Li	—	—	—	—	—	33,210	33,210

Harry Wang Hua	—	—	—	—	—	—	—

Fred Bild	28,280	15,000	—	—	—	—	43,280

Daniel Too	28,280	15,000	—	—	—	—	43,280

Andrew Intrater	45,000	20,000	—	—	—	—	65,000

Joseph I Emas	30,000	20,000	—	—	—	—	50,000

(A)	The annual remuneration of our independent non-executive directors Fred Bild, and Daniel Too was $28,280 (indexed by 10% yearly) plus an annual bonus to them of not less than $15,000 payable in shares of our common stock. Andrew Intrater is remunerated on the basis of $30,000 in cash per year. Mr. Intrater was paid an additional $15,000 in 2008 for services provided in the previous year. Joseph Emas was paid $10,000 for services provided in 2007 in addition to his $20,000 cash per year for 2008.
(B)	For rental payments.

The following table quantifies the payments and benefits that each named executive officer would receive assuming his respective employment were terminated, or upon a change of control, on the last day of our most recent fiscal year, December 31, 2008, for the reason set forth in each of the columns.

2008 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	(A)Benefit	Before Change in Control Termination w/o Cause or for Good Reason	After Change in Control Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	(B)Change in Control
Norbert Sporns Chief Executive Officer	Basic salary Bonus	219,615 73,205					1,572,112 524,035

Lillian Wang Li Chairman of the Board	Basic salary Bonus	219,615 146,410					1,572,112 1,048,070

Harry Wang Hua Chief Operating Officer	Basic salary Bonus	146,410 146,410					1,048,070 1,048,070

Jean-Pierre Dallaire Chief Financial Officer	Basic salary Bonus	146,410 36,492					107,367 26,761

(A)	The basic salary and bonus provisions are described herein under the description of each named executive officers’ employment agreement.
(B)

“Good Reason” shall mean the occurrence, without the Executive’s consent, of any of the following events: (a) the assignment to the Executive of duties that are significantly different from, and that result in a substantial diminution of, the duties that he assumed on the Inception Date; (b) the assignment to the Executive of a title that is different from and subordinate to the title specified in paragraph 2 hereinabove, or (c) a Change of Control “Change of Control” means the Company’s Board votes to approve: (a) any consolidation or merger of the Company pursuant to which fifty percent (50%) or less of the outstanding voting securities of the surviving or resulting company are not owned collectively by the common share and warrant holders of Sino-Sult Canada (S.S.C.) Limited and Red Coral Group Limited, Inc. as of September 1, 2004 (the “Current Control Group”); (b) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company other than any sale, lease, exchange or other transfer to any company where the Company owns, directly or indirectly, 100 percent of the outstanding voting securities of such company after any such transfer; (c) any person or persons (as such term is used in Section 13(d) of the Exchange Act of 1934, as amended), other than the Current Control Group, shall acquire or become the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) whether directly, indirectly, beneficially or of record, of 50 percent or more of outstanding voting securities of the Company; or (d) commencement by any entity, person, or group (including any affiliate thereof, other than the Company) of a tender offer or exchange offer where the offeree acquires more than 50 percent of the then outstanding voting securities of the Company.

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

Our board of directors did not approve, and therefore, we did not make, any options/SAR grants during the fiscal year ended December 31, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Family Relationships and Related Transactions

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

Lillian Wang Li and Harry Wang Hua are brother and sister and Lillian Wang Li is married to Norbert Sporns.

The net amounts due to related parties at December 31, 2008 and December 31, 2007 are non-interest bearing and are without terms of maturity. They consist solely of net advances in the amount of $698,429 as of December 31, 2008 from Mr. Harry Wang, the COO of our company, who is also a director/founder of our company and owns indirectly approximately 13.4% of the issued and outstanding common shares of our Company as of December 31, 2008. The amount due to Mr. Wang is the result of unpaid remuneration since 2004, amount of which is determined by contractual agreement. That amount was paid to Harry Wang during the first quarter of 2009.

Due to the very limited related-party transaction the Company has had which is described above, the Company currently does not have policies and procedures for the review, approval, or ratification of the related-party transaction.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1. Financial Statements

2. Financial Statement Schedules

None.

3. Exhibits

Exhibit No.	Description

3.1(a)	Certificate of Incorporation of HQ Sustainable Maritime Industries, Inc., as amended (incorporated by reference to Exhibit 2 to the Schedule 14C of Process Equipment, Inc. (SEC file No. 0-18980), filed with the SEC on April 28, 2004).

3.1(b)	Certificate of Amendment of Certificate of Incorporation, dated December 28, 2006, of HQ Sustainable Maritime Industries, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form SB-2 (SEC File Number 333-139454), filed with the SEC on April 20, 2007).

3.2	By-laws of HQ Sustainable Maritime Industries, Inc. (incorporated by reference to Exhibit 3 to the Schedule 14C of Process Equipment, Inc. (SEC file No. 0-18980), filed with the SEC on April 28, 2004).

4.1	Form of Rights and Preferences of Preferred Stock (incorporated by reference to Form 14C (SEC File Number 0-18980), filed with the SEC on October 3, 2005).

4.2	Form of Subscription Agreement between HQ Sustainable Maritime Industries, Inc. and Certain Investors, exhibits attached (incorporated by reference to Exhibit 4.1 to Form 8-K (SEC File Number 0-18980), filed with the SEC on January 26, 2006).

4.3	Form of Stock Purchase Agreement by and among Process Equipment, Inc. and certain Investors, dated April 21, 2004 (incorporated by reference to Exhibit 10.19 to Form SB-2 (SEC File Number 333-139454), filed with the SEC on December 18, 2006).

4.4	Form of Registration Rights Agreement by and among Process Equipment, Inc. and certain Investors, dated April 21, 2004 (incorporated by reference to Exhibit 10.20 to Form SB-2 (SEC File Number 333-139454), filed with the SEC on December 18, 2006).

Exhibit No.	Description

4.5	Form of Class C Warrant (incorporated by reference to Exhibit 10.21 to Form SB-2 (SEC File Number 333-139454), filed with the SEC on December 18, 2006).

4.6	Form of Class D Warrant (incorporated by reference to Exhibit 10.22 to Form SB-2 (SEC File Number 333-139454), filed with the SEC on December 18, 2006).

10.1	Employment Agreement, effective as of April 1, 2004, between HQ Sustainable Maritime Industries, Inc. and Harry Wang (incorporated by reference to Exhibit 10.1 to Form 10-QSB (SEC File Number 0-18980), filed with the SEC on August 13, 2004).

10.2	Amendment No. 1 to Employment Agreement, dated July, 2005, between HQ Sustainable Maritime Industries, Inc. and Harry Wang (incorporated by reference to Exhibit 10.16 to Form 10-KSB (SEC File Number 18980), filed with the SEC on April 11, 2005).

10.3	Employment Agreement, effective as of April 1, 2004, between HQ Sustainable Maritime Industries, Inc. and Lillian Wang Li (incorporated by reference to Exhibit 10.2 to Form 10-QSB (SEC File Number 0-18980), filed with the SEC on August 13, 2004).

10.4	Amendment No. 1 to Employment Agreement, dated July, 2005, between HQ Sustainable Maritime Industries, Inc. and Lillian Wang Li (incorporated by reference to Exhibit 10.15 to Form 10-KSB (SEC File Number 18980), filed with the SEC on April 11, 2005).

10.5	Employment Agreement, effective as of April 1, 2004, between HQ Sustainable Maritime Industries, Inc. and Norbert Sporns (incorporated by reference to Exhibit 10.3 to Form 10-QSB (SEC File Number 0-18980), filed with the SEC on August 13, 2004).

10.6	Amendment No. 1 to Employment Agreement, dated July, 2005, between HQ Sustainable Maritime Industries, Inc. and Norbert Sporns (incorporated by reference to Exhibit 10.14 to Form 10-KSB (SEC File Number 18980), filed with the SEC on April 11, 2005).

10.7	Employment Agreement, dated as of September 1, 2004, between HQ Sustainable Maritime Industries Inc. and Jean-Pierre Dallaire (incorporated by reference to Exhibit 10.3 to Form 10-QSB (Commission file No. 0-18980), filed with the Commission on November 15, 2004).

10.8	Employment Agreement, dated as of June 28, 2006, between HQ Sustainable Maritime Industries Inc. and Trond Ringstad (incorporated by reference to Exhibit 10.13 Form SB-2 (Commission file No. 333-139454), filed with the Commission on December 18, 2006).

10.9	Independent Non-Executive Director Agreement, dated as of June 15, 2004, between HQ Sustainable Maritime Industries Inc. and Fred Bild (incorporated by reference to Exhibit 10.4 to Form 10-QSB (SEC file No. 0-18980), filed with the SEC on August 13, 2004).

10.10	Independent Non-Executive Director Agreement, dated as of June 15, 2004, between HQ Sustainable Maritime Industries Inc. and Jacques Vallée (incorporated by reference to the Report on Form 10-QSB (SEC file No. 0-18980), filed with the SEC on August 13, 2004).

10.11	Independent Non-Executive Director Agreement, dated as of September 2, 2004, between HQ Sustainable Maritime Industries Inc. and Daniel Too (incorporated by reference to Exhibit 10.2 to Form 10-QSB (SEC file No. 0-18980), filed with the SEC on November 15, 2004).

10.12	Form of Stock Option Grant Notice (incorporated by reference to Exhibit 10.1 to Form 8-K (SEC File Number 0-18980), filed with the SEC on December 3, 2004).

10.13	Form of Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K (SEC File Number 0-18980), filed with the SEC on December 3, 2004).

10.14	Form of Exercise Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K (SEC File Number 0-18980), filed with the SEC on December 3, 2004).

10.15	Agreement, dated as of November 4, 2004, between HQ Sustainable Maritime Industries, Inc. and Sino-Sult Canada (S.S.C.) Limited (incorporated by reference to Exhibit 10.1 to Form 10-QSB (SEC file No. 0-18980), filed with the SEC on November 15, 2004).

10.16	Form of Purchase Agreement between HQ Sustainable Maritime Industries, Inc. and Certain Investors dated November 8, 2006 (incorporated by reference to Exhibit 4.1 to Form 8-K (SEC File Number 18980), filed with the SEC on November 13, 2006).

Exhibit No.	Description

10.17	Form of Underwriters’ Purchase Option between HQ Sustainable Maritime Industries, Inc. and Several Underwriters (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to Form SB-2 (SEC File Number 333-139454), filed with the SEC on May 24, 2007).

10.18	Melbourne Tower Lease, dated November 22, 2005, between Doncaster Investments NV, Inc. and HQ Sustainable Maritime Industries, Inc. (incorporated by reference to Exhibit 10.18 to Form SB-2 (SEC File Number 333-139454), filed with the SEC on December 18, 2006).

10.19	Waiver and Amendment Agreement between HQ Sustainable Maritime Industries, Inc. and Certain Investors, dated February 22, 2008 (incorporated by reference to Exhibit 10.24 to Amendment No. 5 to Form S-3 (SEC File Number 333-143453), filed with the SEC on May 8, 2008).

10.20	Contract for Land Use Rights Transfer between Hainan Hengtian Industry Co., Ltd. and Hainan Yu Bao Feedstuff Co., Ltd. dated October 18, 2006 (incorporated by reference to Exhibit 10.25 to Amendment No. 2 to Form SB-2 (SEC File Number 333-139454), filed with the SEC on May 24, 2007).

10.21	Contract for Land Attachment Transfer between Hainan Hengtian Industry Co., Ltd. and Hainan Yu Bao Feedstuff Co., Ltd. dated December 20, 2006 (incorporated by reference to Exhibit 10.26 to Amendment No. 2 to Form SB-2 (SEC File Number 333-139454), filed with the SEC on May 24, 2007).

10.22	2009 Stock Option Plan (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K (SEC File Number 001-33473), filed with the SEC on March 12, 2009).

21.1	Subsidiaries of HQ Sustainable Maritime Industries, Inc. (incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K (SEC File Number 001-33473), filed with the SEC on March 12, 2009).

23.1	Consent of Schwartz Levitsky Feldman LLP*

23.2	Consent of Rotenberg & Co., LLP*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/S/ NORBERT SPORNS
Name:	Norbert Sporns
Title:	Chief Executive Officer and President

October 16, 2009

By:	/S/ JEAN–PIERRE DALLAIRE
Name:	Jean–Pierre Dallaire
Title:	Chief Financial Officer

October 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ NORBERT SPORNS	Chief Executive Officer, President and Director	October 16, 2009
Norbert Sporns	(Principal Executive Officer)

/S/ LILLIAN WANG	Secretary, Chairman of the Board of Directors and Director	October 16, 2009
Lillian Wang

/S/ HARRY WANG	Chief Operating Officer and Director	October 16, 2009
Harry Wang

/S/ ANDREW INTRATER	Independent Non-Executive Director	October 16, 2009
Andrew Intrater

/S/ FRED BILD	Independent Non-Executive Director	October 16, 2009
Fred Bild

/S/ DANIEL TOO	Independent Non-Executive Director	October 16, 2009
Daniel Too

/S/ JEAN-PIERRE DALLAIRE	Chief Financial Officer and Financial Controller	October 16, 2009
Jean-Pierre Dallaire	(Principal Financial & Accounting Officer)

/S/ JOSEPH I. EMAS	Independent Non-Executive Director	October 16, 2009
Joseph I. Emas

EXHIBIT INDEX

Exhibit No.	Description

3.1(a)	Certificate of Incorporation of HQ Sustainable Maritime Industries, Inc., as amended (incorporated by reference to Exhibit 2 to the Schedule 14C of Process Equipment, Inc. (SEC file No. 0-18980), filed with the SEC on April 28, 2004).

3.1(b)	Certificate of Amendment of Certificate of Incorporation, dated December 28, 2006, of HQ Sustainable Maritime Industries, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form SB-2 (SEC File Number 333-139454), filed with the SEC on April 20, 2007).

3.2	By-laws of HQ Sustainable Maritime Industries, Inc. (incorporated by reference to Exhibit 3 to the Schedule 14C of Process Equipment, Inc. (SEC file No. 0-18980), filed with the SEC on April 28, 2004).

4.1	Form of Rights and Preferences of Preferred Stock (incorporated by reference to Form 14C (SEC File Number 0-18980), filed with the SEC on October 3, 2005).

4.2	Form of Subscription Agreement between HQ Sustainable Maritime Industries, Inc. and Certain Investors, exhibits attached (incorporated by reference to Exhibit 4.1 to Form 8-K (SEC File Number 0-18980), filed with the SEC on January 26, 2006).

4.3	Form of Stock Purchase Agreement by and among Process Equipment, Inc. and certain Investors, dated April 21, 2004 (incorporated by reference to Exhibit 10.19 to Form SB-2 (SEC File Number 333-139454), filed with the SEC on December 18, 2006).

4.4	Form of Registration Rights Agreement by and among Process Equipment, Inc. and certain Investors, dated April 21, 2004 (incorporated by reference to Exhibit 10.20 to Form SB-2 (SEC File Number 333-139454), filed with the SEC on December 18, 2006).

4.5	Form of Class C Warrant (incorporated by reference to Exhibit 10.21 to Form SB-2 (SEC File Number 333-139454), filed with the SEC on December 18, 2006).

4.6	Form of Class D Warrant (incorporated by reference to Exhibit 10.22 to Form SB-2 (SEC File Number 333-139454), filed with the SEC on December 18, 2006).

10.1	Employment Agreement, effective as of April 1, 2004, between HQ Sustainable Maritime Industries, Inc. and Harry Wang (incorporated by reference to Exhibit 10.1 to Form 10-QSB (SEC File Number 0-18980), filed with the SEC on August 13, 2004).

10.2	Amendment No. 1 to Employment Agreement, dated July, 2005, between HQ Sustainable Maritime Industries, Inc. and Harry Wang (incorporated by reference to Exhibit 10.16 to Form 10-KSB (SEC File Number 18980), filed with the SEC on April 11, 2005).

10.3	Employment Agreement, effective as of April 1, 2004, between HQ Sustainable Maritime Industries, Inc. and Lillian Wang Li (incorporated by reference to Exhibit 10.2 to Form 10-QSB (SEC File Number 0-18980), filed with the SEC on August 13, 2004).

10.4	Amendment No. 1 to Employment Agreement, dated July, 2005, between HQ Sustainable Maritime Industries, Inc. and Lillian Wang Li (incorporated by reference to Exhibit 10.15 to Form 10-KSB (SEC File Number 18980), filed with the SEC on April 11, 2005).

10.5	Employment Agreement, effective as of April 1, 2004, between HQ Sustainable Maritime Industries, Inc. and Norbert Sporns (incorporated by reference to Exhibit 10.3 to Form 10-QSB (SEC File Number 0-18980), filed with the SEC on August 13, 2004).

10.6	Amendment No. 1 to Employment Agreement, dated July, 2005, between HQ Sustainable Maritime Industries, Inc. and Norbert Sporns (incorporated by reference to Exhibit 10.14 to Form 10-KSB (SEC File Number 18980), filed with the SEC on April 11, 2005).

10.7	Employment Agreement, dated as of September 1, 2004, between HQ Sustainable Maritime Industries Inc. and Jean-Pierre Dallaire (incorporated by reference to Exhibit 10.3 to Form 10-QSB (Commission file No. 0-18980), filed with the Commission on November 15, 2004).

10.8	Employment Agreement, dated as of June 28, 2006, between HQ Sustainable Maritime Industries Inc. and Trond Ringstad (incorporated by reference to Exhibit 10.13 Form SB-2 (Commission file No. 333-139454), filed with the Commission on December 18, 2006).

Exhibit No.	Description

10.9	Independent Non-Executive Director Agreement, dated as of June 15, 2004, between HQ Sustainable Maritime Industries Inc. and Fred Bild (incorporated by reference to Exhibit 10.4 to Form 10-QSB (SEC file No. 0-18980), filed with the SEC on August 13, 2004).

10.10	Independent Non-Executive Director Agreement, dated as of June 15, 2004, between HQ Sustainable Maritime Industries Inc. and Jacques Vallée (incorporated by reference to the Report on Form 10-QSB (SEC file No. 0-18980), filed with the SEC on August 13, 2004).

10.11	Independent Non-Executive Director Agreement, dated as of September 2, 2004, between HQ Sustainable Maritime Industries Inc. and Daniel Too (incorporated by reference to Exhibit 10.2 to Form 10-QSB (SEC file No. 0-18980), filed with the SEC on November 15, 2004).

10.12	Form of Stock Option Grant Notice (incorporated by reference to Exhibit 10.1 to Form 8-K (SEC File Number 0-18980), filed with the SEC on December 3, 2004).

10.13	Form of Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K (SEC File Number 0-18980), filed with the SEC on December 3, 2004).

10.14	Form of Exercise Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K (SEC File Number 0-18980), filed with the SEC on December 3, 2004).

10.15	Agreement, dated as of November 4, 2004, between HQ Sustainable Maritime Industries, Inc. and Sino-Sult Canada (S.S.C.) Limited (incorporated by reference to Exhibit 10.1 to Form 10-QSB (SEC file No. 0-18980), filed with the SEC on November 15, 2004).

10.16	Form of Purchase Agreement between HQ Sustainable Maritime Industries, Inc. and Certain Investors dated November 8, 2006 (incorporated by reference to Exhibit 4.1 to Form 8-K (SEC File Number 18980), filed with the SEC on November 13, 2006).

10.17	Form of Underwriters’ Purchase Option between HQ Sustainable Maritime Industries, Inc. and Several Underwriters (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to Form SB-2 (SEC File Number 333-139454), filed with the SEC on May 24, 2007).

10.18	Melbourne Tower Lease, dated November 22, 2005, between Doncaster Investments NV, Inc. and HQ Sustainable Maritime Industries, Inc. (incorporated by reference to Exhibit 10.18 to Form SB-2 (SEC File Number 333-139454), filed with the SEC on December 18, 2006).

10.19	Waiver and Amendment Agreement between HQ Sustainable Maritime Industries, Inc. and Certain Investors, dated February 22, 2008 (incorporated by reference to Exhibit 10.24 to Amendment No. 5 to Form S-3 (SEC File Number 333-143453), filed with the SEC on May 8, 2008).

10.20	Contract for Land Use Rights Transfer between Hainan Hengtian Industry Co., Ltd. and Hainan Yu Bao Feedstuff Co., Ltd. dated October 18, 2006 (incorporated by reference to Exhibit 10.25 to Amendment No. 2 to Form SB-2 (SEC File Number 333-139454), filed with the SEC on May 24, 2007).

10.21	Contract for Land Attachment Transfer between Hainan Hengtian Industry Co., Ltd. and Hainan Yu Bao Feedstuff Co., Ltd. dated December 20, 2006 (incorporated by reference to Exhibit 10.26 to Amendment No. 2 to Form SB-2 (SEC File Number 333-139454), filed with the SEC on May 24, 2007).

10.22	2009 Stock Option Plan (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K (SEC File Number 001-33473), filed with the SEC on March 12, 2009).

21.1	Subsidiaries of HQ Sustainable Maritime Industries, Inc. (incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K (SEC File Number 001-33473), filed with the SEC on March 12, 2009).

23.1	Consent of Schwartz Levitsky Feldman LLP*

23.2	Consent of Rotenberg & Co., LLP*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith.