Form 10-Q
period 2009-09-30
HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
filed 2009-11-09
CIK 857073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 06, 2009
Common stock, $0.001 par value	14,657,163

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009 (Unaudited)	December 31, 2008 (Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55,543,309	$54,920,548
Trade receivables, net of provisions	40,379,485	27,689,410
Inventories	1,409,199	1,041,628
Prepayments	727,335	464,919

TOTAL CURRENT ASSETS	98,059,328	84,116,505

PROPERTY, PLANT AND EQUIPMENT, NET	7,553,047	8,315,593
CONSTRUCTION IN PROGRESS	13,193,220	6,622,501
INTANGIBLE ASSETS	987,969	1,112,904
OTHER ASSETS
Deferred expense	1,895	18,770

TOTAL ASSETS	$119,795,459	$100,186,273

The accompanying notes are an integral part of the consolidated financial statements.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009 (Unaudited)	December 31, 2008 (Audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7,299,756	$5,787,514
Tax payable	845,132	823,382
Due to directors	500,626	698,429
Derivative liabilities	4,220,020	—
Current portion of promissory notes	4,713,356	4,603,920

TOTAL CURRENT LIABILITIES	17,578,890	11,913,245

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 100,000 shares issued and outstanding	100	100
Common stock, $0.001 par value, 200,000,000 shares authorized, 13,684,575 and 12,085,846 shares issued and outstanding as of September 30, 2009 and December 31, 2008 respectively	13,685	12,086
Additional paid-in capital	71,226,843	61,572,410
Accumulated other comprehensive income	9,511,779	9,615,956
Retained earnings	14,128,222	10,510,961
Appropriation of retained earnings (Reserves)	7,335,940	6,561,515

TOTAL SHAREHOLDERS’ EQUITY	102,216,569	88,273,028

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$119,795,459	$100,186,273

The accompanying notes are an integral part of the consolidated financial statements.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
SALES	$22,156,867	$22,470,184	$49,007,445	$46,212,161
COST OF SALES	12,148,026	12,936,090	27,433,355	27,819,402

GROSS PROFIT	10,008,841	9,534,094	21,574,090	18,392,759
SELLING AND DISTRIBUTION EXPENSES	417,076	557,763	961,378	1,111,871
MARKETING AND ADVERTISING	1,703,664	724,511	4,469,149	3,175,561
GENERAL AND ADMINISTRATIVE EXPENSES	1,432,869	1,466,174	5,062,834	4,862,649
DEPRECIATION AND AMORTIZATION	281,044	554,741	1,048,335	1,257,004
DOUBTFUL/(RECOVERY OF) ACCOUNTS	1,309,803	(296,655)	1,328,990	585,197

INCOME FROM OPERATIONS	4,864,385	6,527,560	8,703,404	7,400,477
FINANCE COSTS	146,791	60,240	793,251	2,502,864
FAIR VALUE CHANGE IN DERIVATIVE FINANCIAL INSTRUMENTS	(154,200)	—	75,798	—
OTHER EXPENSES	—	—	—	1,765

INCOME BEFORE INCOME TAXES	4,871,794	6,467,320	7,834,355	4,895,848
INCOME TAXES
CURRENT	824,360	852,638	1,586,831	1,304,047
DEFERRED	—	—	—	—

NET INCOME ATTRIBUTABLE TO SHAREHOLDERS	4,047,434	5,614,682	6,247,524	3,591,801
OTHER COMPREHENSIVE INCOME
FOREIGN CURRENCY TRANSLATION (LOSS)/GAIN	(51,777)	37,053	(104,177)	4,359,375

COMPREHENSIVE INCOME	$3,995,657	$5,651,735	$6,143,347	$7,951,176

NET INCOME PER SHARE
BASIC	$0.297	$0.466	$0.491	$0.303

DILUTED	$0.268	$0.427	$0.472	$0.291

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING
BASIC	13,639,455	12,052,075	12,716,956	11,844,792

DILUTED	14,840,283	13,345,883	13,912,762	13,162,048

The accompanying notes are an integral part of the consolidated financial statements.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008
OPERATING ACTIVITIES
Net income	$6,247,524	$3,5911,801
Non-cash items:
Depreciation and amortization	1,048,345	1,257,004
Loss of disposal of fixed assets	—	1,765
Fair value change in derivative financial instruments	(75,798)	—
Financial and other non-cash services	1,115,823	2,981,411
Change in non–cash working capital items:
Inventories	(367,571)	(1,631,806)
Trade receivables, net of provisions	(12,690,375)	(1,588,938)
Prepayments	(262,416)	(167,126)
Accounts payables and accrued expenses	1,512,242	(1,533,785)
Tax payable/(recoverable)	21,750	(103,078)

Cash flow generated from (used in) operating activities	(3,450,476)	2,807,248

INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(163,842)	(1,286,623)
Sales proceeds of disposal of fixed assets	—	2,375
Construction in progress	(6,570,719)	(2,195,874)

Cash flow (used in) investing activities	(6,734,561)	(3,480,1220)

FINANCING ACTIVITIES
Net cash proceeds from issuance of common stock	10,774,720	137,536
Due to directors	(197,803)	440,714

Cash flow from financing activities	10,576,917	578,250

NET CHANGE IN CASH AND CASH EQUIVALENTS	391,880	(94,624)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	230,881	3,096,966
Cash and cash equivalents, beginning of period	54,920,548	46,959,908

Cash and cash equivalents, end of period	$55,543,309	$49,962,250

SUPPLEMENTARY CASH FLOWS DISCLOSURES
Interest paid	$—	$—

Taxes paid	$1,565,081	$1,009,545

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued for services	$461,624	$4,425,432

The accompanying notes are an integral part of the financial statements.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2009

NOTE 1—BASIS OF PRESENTATION

The consolidated financial statements include the accounts of HQ Sustainable Maritime Industries, Inc. and all its subsidiaries (“The Group”, “The Company”, “HQS”). All material inter-company accounts and transactions have been eliminated. The consolidated financial statements are prepared in accordance with generally accepted accounting principles used in the United States of America.

On July 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 ). ASC 105-10 establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied in preparation of financial statements in conformity with generally accepted accounting principles in the United States of America. The adoption of this standard had no impact on the Company’s consolidated financial statements.

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

The Company is principally engaged in the vertically integrated business of aquaculture through cooperative supply agreements, ocean product harvesting, and processing and sales of farm-bred and ocean harvested aquatic products. The principal products of HQOF are cross-bred hybrid of tilapia and white-legged shrimp, which are exported, directly and indirectly, to the United States, Canada, Japan and European countries. The major market is for export.

The Company is also engaged in the production and sales of marine bio-products and healthcare products in the PRC. The principal products of Jiahua Marine Bio-Product Company Limited (100 percent held subsidiary of Sealink) are Shark Cartilage Capsule, Shark Liver Oil and Shark Liver (Soft gel). The major market is domestic in the PRC.

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

NOTE 5—FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of certain financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued expenses and debt, approximates their fair value at September 30, 2009 and December 31, 2008 due to the relatively short-term maturity of these instruments.

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

The inventories as at September 30, 2009 and December 31, 2008 are summarized as follows:

	September 30, 2009	December 31, 2008
Raw materials	$134,002	$183,232
Work-in-progress	130,964	156,416
Finished goods	1,144,233	701,980

	$1,409,199	$1,041,628

NOTE 7—FOREIGN CURRENCY TRANSLATION

We follow FASB ASC 830-30, “Foreign Currency Translation”, for both the translation and re-measurement of balance sheet and income statement items into U.S. dollars. Resulting translation adjustments are reported as a separate component of accumulated comprehensive income (loss) in stockholders’ equity.

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

	2009	2008
Quarter-end RMB : US$ exchange rate	6.8294	6.8240
Average RMB : US$ exchange rate	6.8272	7.0643

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

NOTE 9—CONVERTIBLE PROMISSORY NOTES AND WARRANTS

Effective January 25, 2006, the Company completed a financing transaction with a group of private investors for an amount of $5,225,000, bearing an annual interest rate of 8%. After deducting commissions and other costs of the offering of $522,500, the Company received net proceeds of $4,702,500. The Notes were due and totally repaid by January 25, 2008. The Notes were convertible into shares of the Company’s Common Stock at a per share conversion price at the rate of $6.00 per share of Common Stock. The Company followed FASB ASC 470-20, the issue 98–5 model in recording the convertible notes and warrants in its financial statements.

One Class A Warrant and one Class B Warrant were issued for each two shares of Common Stock which would be issued on the Closing Date assuming the complete conversion of the Notes issued on the Closing Date at the rate of $6.00 per share of Common Stock. The exercise price to acquire a share of Common Stock upon exercise of a Class A or B Warrants was established at $6.00. The final portion of the Class A Warrants were exercised in January 2009. The Class B Warrants shall be exercisable until January 25, 2011 (five (5) years after the closing of the financing). The offer and sale of these securities were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D. The Company evaluated the convertible debt and warrants under the guide FASB ASC 815-40, “Accounting for Derivative Financial Instruments Indexed to, and potentially Settled in, a Company’s Own Stock”, with regards to the control over the form of ultimate settlement of the instruments. The Company classified the warrants as equity under the guide FASB ASC 815-40. The related registration statement became effective on June 15, 2006.

Furthermore, effective November 8, 2006, the Company completed another financing transaction with a group of private investors for an amount of $5,000,000, bearing interest at 6.5% per annum. The financing consisted of two components: (a) promissory notes of the Company, in the principal aggregate amount of $5,000,000 due in November, 2009 and (b) warrants registered in the name of each Investor to purchase an aggregate of up to 200,000 shares of our Common Stock. The Notes are convertible into shares of the Company’s $0.001 par value Common Stock at a conversion price of $5.00 per share. The Warrants expire on the fifth anniversary of the effective date of the reverse stock split. The exercise price to acquire a share of Common Stock is equal to the Conversion Price under the Notes, currently at the rate of $5.00 per share of Common Stock. At September 30, 2009, there were 30,000 such warrants still unexercised. In September 2009, one of the investors converted $250,000 of its note into 50,000 common shares.

NOTE 10—SEGMENTS

No geographical segment analysis is provided for the three months ended September 30, 2009 and 2008, respectively, as less than 10% of consolidated revenues and less than 10% of consolidated income from operations is attributable to the segment other than the Mainland China.

Business segment for the three months ended September 30, 2009

	Aquaculture Product	Health and Bio-product	Unallocated Items	Consolidation
Sales to external customers	$14,047,803	$8,109,064	$—	$22,156,867

Selling and distribution expenses	222,185	194,718	173	417,076
Marketing and advertising	—	1,703,664	—	1,703,664
General and administrative expenses	98,936	122,048	1,211,885	1,432,869
Depreciation and amortization	211,274	47,760	22,010	281,044
(Recovery of)/Doubtful accounts	138,024	1,171,783	(4)	1,309,803
Finance costs	(18,005)	(24,756)	189,552	146,791
Fair value change in derivative financial instruments	—	—	(154,200)	(154,200)
Income/(loss) before income taxes	3,191,927	2,954,140	(1,274,273)	4,871,794
Income taxes	—	824,360	—	824,360
Net Income/(loss) for the period	$3,191,927	$2,129,780	$(1,274,273)	$4,047,434

Segment assets	$55,329,502	$40,906,084	$23,559,873	$119,795,459

Segment liabilities	$2,326,790	$2,410,491	$12,841,609	$17,578,890

Business segment for the three months ended September 30, 2008

	Aquaculture Product	Health and Bio-product	Unallocated Items	Consolidation
	Aquaculture Product	Health and Bio-product	Unallocated Items	Consolidation
Sales to external customers	$15,112,565	$7,357,619	$—	$22,470,184

Selling and distribution expenses	357,160	200,603	—	557,763
Marketing and advertising	—	724,511	—	724,511
General and administrative expenses	189,477	117,451	1,159,246	1,466,174
Depreciation and amortization	206,489	282,691	65,561	554,741
(Recovery of)/Doubtful accounts	332,373	(629,028)	—	(296,655)
Finance costs	(1,299)	(83,758)	145,297	60,240
Income/(loss) before income taxes	2,666,762	5,351,306	(1,550,748)	6,467,320
Income taxes	—	852,638	—	852,638
Net income/(loss) for the period	$2,666,762	$4,498,668	$(1,550,748)	$5,614,682

Segment assets	$43,985,490	$32,664,101	$17,329,007	$93,978,598

Segment liabilities	$2,608,165	$2,184,690	$7,983,495	$12,776,350

Business segment for the nine months ended September 30, 2009

	Aquaculture Product	Health and Bio-product	Unallocated Items	Consolidation
Sales to external customers	$31,858,522	$17,148,923	$—	$49,007,445

Selling and distribution expenses	534,477	426,728	173	961,378
Marketing and advertising	—	4,467,544	1,605	4,469,149
General and administrative expenses	448,850	604,644	4,009,340	5,062,834
Depreciation and amortization	635,702	242,775	169,858	1,048,335
(Recovery of)/Doubtful accounts	160,475	1,168,519	(4)	1,328,990
Finance costs	(83,813)	(63,207)	940,271	793,251
Fair value change in derivative financial instruments	—	—	75,798	75,798
Income/(loss) before income taxes	6,791,498	6,324,986	(5,282,129)	7,834,355
Income taxes	—	1,586,831	—	1,586,831
Net income/(loss) for the period	$6,791,498	$4,738,155	$(5,282,129)	$6,247,524

Segment assets	$55,329,502	$40,906,084	$23,559,873	$119,795,459

Segment liabilities	$2,326,790	$2,410,491	$12,841,609	$17,578,890

Business segment for the nine months ended September 30, 2008

	Aquaculture Product	Health and Bio-product	Unallocated Items	Consolidation
Sales to external customers	$31,242,097	$14,970,064	$—	$46,212,161

Selling and distribution expenses	651,165	460,706	—	1,111,871
Marketing and advertising	—	3,175,561	—	3,175,561
General and administrative expenses	630,617	445,566	3,786,466	4,862,649
Depreciation and amortization	567,873	497,206	191,925	1,257,004
Doubtful accounts	583,544	1,653	—	585,197
Finance costs	(20,737)	(124,289)	2,647,890	2,502,864
Income/(loss) before income taxes	4,579,139	7,101,116	(6,784,407)	4,895,848
Income taxes	—	1,304,047	—	1,304,047
Net income/(loss) for the period	$4,579,139	$5,797,069	$(6,784,407)	$3,591,801

Segment assets	$43,985,490	$32,664,101	$17,329,007	$93,978,598

Segment liabilities	$2,608,165	$2,184,690	$7,983,495	$12,776,350

NOTE 11: CAPITAL COMMITMENTS

A. CAPITAL COMMITMENTS

As of September 30, 2009, there were capital commitments amounting to $431,839, mostly related to the construction work of the feed mill.

B. LEASE COMMITMENTS

The Company has entered into operating leases, for rental of office space and other services, which expire on different dates. The minimum future payments under these commitments for the next five years are as follows:

2009	$82,269
2010	124,432
2011	41,032
2012	41,032
2013	41,032
Thereafter	430,832

Total	$760,629

NOTE 12—RECENT PRONOUNCEMENTS

Effective January 1, 2009, the Company adopted the provisions of FASB ASC 815-40, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,. FASB ASC 815-40 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As of January 1, 2009, as a result of adopting FASB ASC 815-40, warrants to purchase 409,358 shares of our common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. As such, effective January 1, 2009, the Company reclassified the fair value of these warrants to purchase common stock, which had exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue. Furthermore, since the promissory notes in the liabilities carry an embedded conversion feature, these notes were also recognized as derivative instruments under FASB ASC 815-40. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $1,953,746 to beginning retained earnings and $4,403,239 to common stock warrant liability to recognize the fair value of such warrants on such date and the embedded conversion feature of the outstanding notes. The fair value of these financial instruments increased to $4,220,020 as of September 30, 2009. As such, we recognized a $154,200 non-cash income to operations from the change in fair value of these warrants for the three months ended September 30, 2009.

Effective June 30, 2009, the company adopted FASB ASC 855-10, “Subsequent Events”. FASB ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date the financial statements are issued or available to be issued. FASB ASC 855-10 requires companies to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance-sheet date.

Subsequent events that provide evidence about conditions that arose after the balance-sheet date should be disclosed if the financial statements would otherwise be misleading. Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made. No disclosure was required for this report.

In June 2009, the FASB issued FASB ASC 105-10, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (the Codification), which will be effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009. The Codification is not expected to change U.S. generally accepted accounting principles but combines all nongovernmental authoritative standards into a comprehensive, topically organized online database. All other accounting literature excluded from the Codification will be considered nonauthoritative. The company will adopt the use of the Codification for the quarter ending September 30, 2009. The company is currently evaluating the effect on its financial statement disclosures since all future references to authoritative accounting literature will be references in accordance with the Codification.

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

Note 14—SUBSEQUENT EVENT

In October 2009, our Company issued 950,000 shares of its common stock, to repay the balance of the convertible notes outstanding at that time.

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

GENERAL OVERVIEW

We are a leader in all natural vertically integrated aquaculture and aquatic product processing, with processing facilities located in Hainan, People’s Republic of China (“ PRC”). We market our products in Asia, America and Europe. We have two processing plants in Hainan, one that processes aquatic products providing all natural tilapia and other aquatic products, and the other processing marine bio and healthcare products. We seek to expand our operations through providing additional processing facilities (e.g. the construction of our third facility in 2009, which will process extruded feed) in China and increasing our marketing efforts throughout North America and Europe. Our current sales activities are primarily directed to distributors within PRC, rather than within U.S.

In addition, you should consider the following information as you read the below results of operations discussion and our financial statements and related notes included elsewhere in this report. From the first quarter of 2004, following our reverse merger with Process Equipment, Inc., we have been operating under the name of HQS. At that time, we owned 84.4 percent of HQ Ocean Fishing Co. Ltd (“HQOF”), currently our principal operating subsidiary that processes our seafood products; in August 2004 we acquired the remaining ownership interest that we did not already own in HQOF. The fiscal year-end of Process Equipment was changed from April 30 to December 31 following the reverse merger. In August 2004, we acquired a 100 percent interest in our current subsidiary Hainan Jiahua Marine Bio-products Co. Ltd (“Jiahua Marine”) which operates a marine bio and healthcare plant, including nutraceuticals, in Hainan Province, China.

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

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our company’s consolidated financial statements.

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

Revenue Recognition

The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer, including factors such as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, and collectability is probable. The Company recognizes sales when the merchandise is shipped, title has passed to the customers and collectability is reasonably assured.

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

Recent developments

No significant development happened during the three months period ended September 30, 2009

Results of Operations – Three Months Ended September 30, 2009 as Compared to Three Months Ended September 30, 2008

Total sales for the three months period ended September 30, 2009 decreased by 1.4%, from $22,470,184 for the three months period ended September 30, 2008 to $22,156,867 for the three months period ended September 30, 2009. The gross profit for the three months period ended September 30, 2009 increased by 5.% to $10,008,841 when compared to the corresponding period of 2008. That increase in the gross profit in 2009 was the result of the combination of higher sales from the health and bio-product segment in the current quarter, added to better gross margins from the aquatic product segment when compared to the corresponding quarter of 2008. The overall gross profit ratio was 45.2% in the third quarter of 2009 compared to 42.4% in the same period of 2008, resulting from a better gross profit ratio from the aquatic product segment. Income from operations for the three months period ended September 30, 2009 decreased by $1,663,175 when compared to the same period of 2008; although the results showed an improved gross profit during the current three months period of 2009, the increase in doubtful accounts by approximately $1,606,000 and advertising expenses by approximately $979,000 mostly from the health and bio-product segment resulted in reducing the income from operations in the current period. Net income for the three months period ended September 30, 2009 was reduced by $1,567,248 mostly due to increased doubtful accounts and marketing and advertising expenses from the health and bio-product segment.

By Segments

Manufacturing and Selling of aquatic products

HQ Ocean Fishing Co. Ltd (“HQOF”) is engaged in the manufacturing and selling of aquatic products. The sales contributed by this segment decreased to $14,047,803 for the three months period ended September 30, 2009 compared to $15,112,565 for the corresponding period of 2008, a decrease of 7%. Although volume of fish sold in the period was higher in the current period of 2009, the decrease was related to lower sales price of tilapia and shrimps in 2009, compared to the same period of 2008. The related gross profit ratio of this segment was 27% and 24% for the three months period ended September 30, 2009 and 2008 respectively. The improvement in the gross profit margin in the third quarter of 2009 compared to the third quarter of 2008 is due to a reduction in raw material costs of our fish and a reduction in indirect manufacturing costs. This segment contributed $3,191,927 and $2,666,762 to net income for the three months period ended September 30, 2009 and 2008 respectively, an improvement of 19.6%.

Manufacturing and Selling of Marine Bio and Healthcare products

Our other wholly-owned subsidiary, Jiahua Marine, is engaged in the manufacturing and selling of Marine Bio and Healthcare products. During the three months period ended September 30, 2009 and 2008, Jiahua Marine recorded sales of $8,109,064 and $7,357,619 respectively, an increase of 10%. The gross profit ratio from this segment was 76% and 80% for the three months ended September 30, 2009 and 2008 respectively. The decrease in the gross profit margin in 2009 was mostly the result of higher cost of raw materials. Furthermore, the major expense of this segment continues to be marketing and advertising, corresponding to 21% and 10% of revenues for the three months ended September 30, 2009 and 2008, respectively. The increase in marketing and advertising expenses was related to the launching of new products in the last few months. In 2008, advertising and marketing reduction was due to winding down of publicity programs for those product that had been marketed for years. The net income contributed by this segment was $2,129,780 for the three months period ended September 30, 2009, a reduction of 52.6% when compared to the net income of $4,498,668 for the three months period ended September 30, 2008. The reduction in net income in 2009 was mostly due to higher provision for doubtful accounts of approximately $1,800,000 recognized in the current period of 2009 combined with higher marketing and advertising expenses of approximately $979,000, when compared to the corresponding period of 2008.

By Operations

Sales. For the three months period ended September 30, 2009, sales decreased by $313,317 to $22,156,867 or 1.4% when compared to the same period of 2008. This reduction in sales resulted from lower sales of $1,064,762 (or 7%) in the aquatic segment offset by increased sales of $751,445 (or 10.2%) from the health and bio-product segment, when compared to the corresponding period of 2008. The increased sales from the bio-product segment were mostly due to new products having been put on the market during the current period. The reduced sales in the aquatic product segment is mostly related to lower average selling prices of our products in the current period of 2009, since the volumes were better in 2009.

Cost of sales. Cost of sales decreased by $788,064 or 6.1% to $12,148,026 from $12,936,090 for the three months period ended September 30, 2009, when compared to the corresponding period of the prior year. The overall gross profit ratio improved by 2.8% to 45.2% for the three months period ended September 30, 2009 compared with 42.4% for the corresponding period of 2008. The improvement in the gross profit margin in 2009 was the result of a mix of increased gross profit margin from the aquaculture segment due to lower raw material and manufacturing costs, offset by reduced profit margin from the health and bio-product segment due to higher raw material costs.

Selling and distribution expenses. Selling and distribution expenses decreased by $140,687 to $417,076 for the three months period ended September 30, 2009, as compared to the corresponding period of the previous year. As a percentage of sales, the selling and distribution expenses remained relatively stable at approximately 2% of sales in the current quarter of 2009, as compared to the corresponding quarter of 2008.

Marketing and advertising expenses. Marketing and advertising expenses increased by $979,153 or 135% from $724,511 to $1,703,664 as compared to the corresponding period of the previous year. As a percentage of sales, this expense continues to be the most important expense of the health and bio-product segment, corresponding to 21% of sales in 2009 compared to 10% in the same period of 2008. The increase in these expenses in 2009 were related to new products that had been launched in recent months and are consistent with industry practices.

General and administrative expenses. General and administrative expenses decreased by $33,305, or 2%, to $1,432,869 in the current three months period ended September 30, 2009, from $1,466,174 in the corresponding period of 2008. Overall, those expenses remained stable as a percentage of sales in the three months period ended September 30, 2009 as compared to the corresponding 2008 period.

Depreciation and amortization. Depreciation and amortization decreased by $273,697 to $281,044 in the current quarter when compared to the same quarter of 2008. In the three months period ended September 30, 2009, depreciation of newly acquired fixed assets in the second portion of 2008 and the first nine months of 2009 was offset by the effect of fully depreciated and amortized fixed assets.

(Recovery of)/Doubtful accounts. Doubtful accounts in the current three months period of 2009 amounted to $1,309,803, compared to a recovery of $296,655 in the corresponding period of 2008. The increase in 2009, which originated mostly from the health and bio-product segment, was the result of providing for potential losses in our receivables which did not materialize to date, in accordance with our accounting policy. The delay in perception of receivables increased in the current quarter of 2009 as we are providing longer credit facilities to our clients on the new bio- products launched in 2009.

Income from operations. Income from operations decreased to $4,864,385 in the current quarter of 2009 from $6,527,560 in the corresponding quarter of the previous year. Although we realized better gross profit in 2009, the substantial decrease in income from operations was mainly the result of increased doubtful accounts and marketing and advertising expenses in 2009, as explained above.

Finance costs. Finance costs increased from $60,240 in 2008 to $146,791 in 2009. That increase was the result of overall reduction of interest rates on our deposits in the third quarter of 2009 when compared to the third quarter of 2008. In 2008 as in 2009, financing costs also included recognition of the carrying interests on the promissory notes issued in November 2006 (“November 2006 Notes”) added to the continued combination of amortization of the future conversion of warrants (non–cash) attributed to investors on those November 2006 Notes of $5,000,000, added to the amortization of the embedded conversion option (non–cash) related to the same notes. Such amortization will be repeated, on a pro-rata basis, until maturity of the underlying notes in November 2009.

Fair value change in derivative financial instruments. Effective January 01, 2009, in recognition of new accounting standards related to the fair value of our outstanding warrants and embedded conversion feature of our promissory notes in accordance with FASB ASC 815-40 and FAS No.133, we recognized in our income statement the change in value (“mark-to-market”) from January 1, 2009 to September 30, 2009 of those two items included in our current liabilities. In the third quarter of 2009, we recognized an income of $154,200 corresponding to the decrease in the fair value of those two financial instruments between July 1, 2009 and September 30, 2009. This fair value change will continue to be evaluated quarterly until expiration of the warrants and the promissory notes, and the corresponding change will be charged or credited to our income in the corresponding period.

Income before income taxes. Income before income taxes showed a reduction of $1,595,526 in the current three months of 2009, when compared to the same period of 2008. The reduction of income was the result of lower income from operations recognized in the current three months of 2009 as indicated above, mostly offset by the decrease in fair value of our derivative financial instruments recognized in the same period of 2009.

Current income taxes. In the current three months period ended September 30, 2009, current income taxes decreased by $28,278 to $824,360 from $852,638 in the corresponding period of 2008. The decrease was mostly due to the reduced taxable income in 2009. Since the new tax legislation was promulgated in 2008, the health and bio product segment income tax rate is to be increased yearly until it reaches 25% in year 2012.

Deferred income taxes. There was no deferred income tax recognized in both periods as there was no material timing differences to justify recognition of such deferred tax expenses.

Net income attributable to shareholders. In the current three months period of 2009, we realized a net income of $4,047,433 compared to a net income of $5,614,682 in the corresponding period of 2008. The overall increase in gross profit during the three months period ended September 30, 2009 was offset by an increase in doubtful accounts and marketing and advertising expenses from the health and bio-product segment in the current 2009 period, compared to the corresponding period of 2008.

Results of Operations – Nine Months Ended September 30, 2009 as Compared to Nine Months Ended September 30, 2008

Total sales for the nine months period ended September 30, 2009 increased by 6%, from $46,212,161 in 2008 to $49,007,445 in 2009. Approximately 22% of the increase in sales originates from the aquaculture product segment and 78% from the health and bio-product segment. Gross profit for the nine months period ended September 30, 2009 increased by 17.3% to $21,574,090 when compared to the same period of 2008. The gross profit ratio for the nine months period ended September 30 increased from 39.8% in 2008 to 44.0% in 2009. That improvement in the gross profit ratio in the first nine months of 2009 compared to the corresponding 2008 period originates mostly from the aquatic product segment which saw a substantial increase the gross profit ratio (26% in 2009 compared to 22% in 2008). Income from operations for the current nine months period of 2009 increased from $7,400,477 in September 2008 to $8,703,404 in September 2009. That improvement in income from operations experienced in 2009 was mostly the result of increased sales and related gross profit from both segments in 2009, offset by increased bad debts and marketing and advertising expenses. Net income increased from $3,591,801 in the nine months period ended September 30, 2008 to $6,247,524 in the corresponding period of 2009. The increased net income of 2009 was the result of increased income from operations as described above, coupled with a substantial reduction of finance costs in the same period. In the first nine months of 2008, finance costs were affected by penalties for late filing of the registration statement of the underlying shares related to those convertible notes issued in November 2006 (approximately $1,621,000), added to the result of a final settlement amounting to approximately $699,000 from the American Arbitration Association in relation with financial fees payable to one of our financial service suppliers.

Segments

Manufacturing and Selling of aquatic products

HQ Ocean Fishing Co. Ltd (“HQOF”) is engaged in the manufacturing and selling of aquatic products. The revenue contributed by this segment increased by $616,425 or 2% to $31,858,522 for the nine months period ended September 30, 2009 compared to $31,242,097 for the corresponding period of 2008. Although volumes of fish sold increased by approximately 10% in 2009, sales prices went down in the same corresponding period of 2009. The related gross profit ratio of this segment went from 22% for the nine months period ending in September 2008 compared to 26% in the corresponding period of 2009. The increase in the gross profit ratio in 2009 originates mostly from lower manufacturing costs (mostly raw materials) experienced in the second and third quarters of 2009, compared to the second and third quarters of 2008. This segment contributed $6,791,498 to our net income in the first nine months of 2009, as compared to net income of $4,579,139 for the corresponding period of 2008, an improvement of 48.3%. That improvement is mostly due to the 4% increase in the gross profit ratio experienced in the first nine months period of 2009, compared to the corresponding period of 2008.

Manufacturing and Selling of Marine Bio and Healthcare products

Our other manufacturing subsidiary, Jihua Marine, is engaged in the manufacturing and selling of Marine Bio and Health-care products. During the nine months period ended September 30, 2009 and 2008, Jiahua Marine realized sales of $17,148,923 and $14,970,064 respectively, an increase of $2,178,859 or 14.6%. That increase in sales in 2009 was related mostly do increased prices of the already existing products, added to the new products marketed in that period. The gross profit ratio from this segment was stable to approximately 77% for first nine months period ended September 2009 and 2008. The major expense of this segment continues to be marketing and advertising, corresponding to 26% and 21% of revenues for the nine months ended September 30, 2009 and 2008 respectively. The net income contributed by this segment was $4,738,155 and $5,797,069 for the nine months period ended September 30, 2009 and 2008 respectively, a reduction of 18.3%. The decrease in net income was mostly due to the combination of higher bad debts and marketing and advertising expenses incurred in 2009, when compared to 2008.

Operations

Sales. For the nine months period ended September 30, 2009, sales increased by $2,795,284 or 6% to $49,007,445. This improvement in sales resulted from increased activities of both segments in 2009, mostly the bio-product segment which experienced an increase of $2,178,859 or 14.6%, mostly related to an increase in sales prices for the products already on the market, added to the marketing of new products in 2009. The sales from the aquaculture segment increased by $616,425 or 2% in the first nine months period of 2009, mostly related to a volume increase as the sales prices went down in 2009, compared to the corresponding period of 2008.

Cost of sales. Cost of sales decreased by $386,047 or 1.4% to $27,433,355 from $27,819,402 for the nine months period ended September 30, 2009, as compared to the corresponding period of the prior year. The gross profit ratio increased from 39.8% for the nine months period ended September 30, 2008 to 44% for the same period of 2009. The overall gross profit ratio improvement in the current nine months period of 2009 mostly originates from decreased cost of raw materials from aquaculture product segment.

Selling and distribution expenses. Selling and distribution expenses decreased by $150,493 or 13.5% from $1,111,871 to $961,378 for the nine months period ended September 30, 2009, as compared to the corresponding period of the prior year. As a percentage of sales, the selling and distribution expenses remained relatively stable at approximately 2% of sales in the current nine months period of 2009, as compared to the corresponding period of 2008.

Marketing and advertising expenses. Marketing and advertising expenses increased by $1,293,588 or 40.7% from $3,175,561 to $4,469,149 as compared to the corresponding period of prior year. Those expenses correspond to approximately 26% of our bio-products sales of 2009 and 21% in 2008. The increase in 2009 is related to new products launched in the bio-product segment in recent months. Those advertising expenditures for the promotion of our health and bio-products to achieve customer recognition are consistent with industry practices.

General and administrative expenses. General and administrative expenses increased by $200,185 or 4.1% to $5,062,834 from $4,862,649 as compared to the corresponding period of the previous year. As a percentage of total sales, those expenses remained stable at 10.2% in the nine months period ended September 30, 2009 compared to 11% in the corresponding period of 2008 and 11% in 2008.

Depreciation and amortization. Depreciation and amortization decreased by $208,669 or 16.6% to $1,048,335 as compared to the corresponding period of prior year, mainly originating from the effect of fully depreciated and amortized fixed assets in 2009 compared to the same period of 2008.

Doubtful accounts. Doubtful accounts expense amounted to $1,328,990 for the nine months period ended September 30, 2009 compared to $585,197 for the corresponding period of 2008. The increase in 2009, originating mostly from the health and bio-product segment, was the result of providing for potential losses in our receivables which did not materialize to date, in accordance with our accounting policy. The delay in perception of receivables increased in the nine months period ended on September 30, 2009 as a result of providing longer credit terms to customers on the new bio-products launched in 2009.

Income from operations. Income from operations for the nine months period ending September 2009 increased from $7,400,477 in 2008 to $8,703,404 in the corresponding period of 2009, an increase of $1,302,927. That increase in 2009 is the result of an improvement of $3,181,331 in gross profit from both our segments, offset mostly by increased marketing and advertising expenses (approximately $1,294,000) and bad debts (approximately $744,000) in the health and bio-products segment.

Finance costs. Finance costs substantially decreased to $793,251 from $2,502,864 for the nine months period ended September 30, 2009 when compared to the corresponding period of the prior year, a reduction of $1,709,613. In the first nine months of 2008, finance costs were affected by penalties for late filing of the registration statement of the underlying shares related to those convertible notes issued in November 2006 (approximately $1,621,000), added to the result of a final settlement amounting to approximately $699,000 from the American Arbitration Association in relation with financial fees payable to one of our financial service suppliers. Such one time costs did not occur in 2009. In 2008 as in 2009, financing costs also included recognition of the carrying interests on the promissory notes issued in November 2006 added to the continued combination of amortization of the future conversion of warrants (non–cash) attributed to investors on those November 2006 notes of $5,000,000, added to the amortization of the embedded conversion option (non–cash) related to the same notes. Such amortization will be repeated, on a pro-rata basis, until maturity of the underlying notes in November 2009. Finally, in the first nine months of 2009, in order to avoid the costs in time and expenses of an arbitration proceeding, we reduced the exercise price of certain warrants convertible into shares of our company’s $0.001 par value Common Stock to a conversion price of $5.00 per share, provided such warrants were immediately exercised; that transaction generated a loss of approximately $365,000 in the first quarter of 2009.

Income/ (loss) before income taxes. For the nine months period ended September 30, 2009, income before income taxes amounted to $7,834,355, from $4,895,848 for the corresponding period of 2008. That significant improvement of $2,938,507 experienced in 2009 was the result of increased income from operations of $1,302,927 added to the reduction in finance costs, as described above.

Current income taxes. Current income taxes increased by $282,784 to $1,586,831 in the first nine months of 2009, from $1,304,047 in the corresponding period of 2008. The increase in current income taxes is mostly due to higher income tax rate in 2009 from the health and bio-product segment, since the new tax legislation promulgated in 2008. The health and bio-product segment actual income tax rate will increase yearly until it reaches 25% in year 2012.

Deferred income taxes. There was no deferred income tax recognized in both periods as there was no material timing differences to justify recognition of such deferred tax expenses.

Net income attributable to shareholders. The net income attributable to shareholders improved from $3,591,801 for the nine months period ended September 30, 2008, to $6,247,524 for the corresponding period of 2009. As indicated above, increased income from operations added to reduction in finance costs are the major factors supporting the improved results of 2009, when compared to the corresponding period of 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents remain solid at $55,543,309 at September 30, 2009, as compared to $54,920,548 at December 31, 2008. As of September 30, 2009, working capital was $80,480,438 compared to $72,203,260 at December 31, 2008. The funds generated by the operating activities during the first nine months of 2009 were used mainly to support our investment in receivables during that period.

Total assets increased by $19,609,186, or 19.6%, to $119,795,459 at September 30, 2009, compared to $100,186,273 as of December 31, 2008. Shareholders’ equity increased by $13,943,541 or 15.8%, to $102,216,569 at September 30, 2009, from $88,273,028 as of December 31, 2008, as a result of a public issue of shares in June 2009 added to net income realized in the first nine months of 2009.

To date, we have financed our operations through the combination of our operating revenues, equity and debt financing (in connection with which we have at times incurred significant costs), short–term bank loans, and the use of shares of our common stock issued as payment for services rendered to us by third parties. In the past, we issued shares of our common stock and warrants in private placement transactions to help finance our operations, and to pay for professional services (such as financial consulting, market development, legal services and public relations services). We recognized these services on our books as operating or deferred expenses and amortized over their estimated useful life. The number of shares we issued for these purposes were determined as of the dates of invoices relating to such services, and the shares were valued at their market prices on those respective dates. In addition, as required by PRC laws, we establish yearly reserves shown in the stockholders’ equity section of our balance sheet. Those reserves, which are created by a transfer from the retained earnings account, limit our capacity to pay dividends to stockholders until the retained earnings become positive. The laws and regulations of the PRC restrict any form of distribution of statutory surplus reserve, whether by cash dividends or for use in the US operations. As we are in an expansion phase, we do not intend to pay dividends to stockholders in the foreseeable future. To date, we have not paid any dividends.

We also completed a financing in January 2006, in which we issued to a group of twenty one investors, in a private placement, (1) convertible secured promissory notes bearing interest at 8% per year which matured on January 25, 2008, in the aggregate principal amount of $5,225,000; (2) Class A warrants, with each warrant giving the right to the holder to purchase one share of our common stock at the exercise price of $6.00 until January 25, 2009 (totally exercised since that date); and (3) Class B warrants, with each warrant giving the right to the holder to purchase one share of our common stock at the exercise price of $6.00 until January 25, 2011. The net proceeds of this financing to us were $4,702,500, after deducting commissions and other costs of this transaction equal to $522,500. The Class A and Class B warrants can be exercised pursuant to a cashless exercise. Under the terms of the warrants, the holders thereof have agreed not to elect for a period of one (1) year a cashless exercise of the warrants and also agreed not to elect a cashless exercise so long as there is an effective registration statement for the shares underlying the respective warrants. As of September 30, 2009, all the Class A warrants have been exercised and there were outstanding Class B warrants to purchase up to 114,583 shares of common stock

We completed another financing in November 2006, in which we issued to two investors, in a private placement, (1) convertible promissory notes bearing interest at 6.5% and maturing in November 1, 2009, in the principal aggregate amount of $5,000,000 with the conversion price of $5.00, after reverse split, and (2) warrants registered in the name of each investor to purchase an aggregate of up to 200,000 of our common stock, after reverse split, with each warrant giving the right to the holder to purchase one share of our common stock at the exercise price of $5.00 until the fifth anniversary of the effective date of the reverse stock split effectuated. The net proceed of this financing to us were $4,932,500, after deducting commissions and other costs of this transaction equal to $67,500 . The notes are due on November 1, 2009. As of September 30, 2009, there were outstanding notes convertible into an estimated 950,000 shares of our common stock and there is still 30,000 warrants unexercised. As of November 1, 2009, all of those convertible notes were converted into shares of our common stock.

In December 2007, we completed a follow-on offering by issuing 3,450,000 new shares of our common stock to two underwriters (including the over-allotment of 450,000 shares) for a total gross consideration of $26,910,000 (corresponding to net proceeds of approximately $23,800,000). We have allocated this financing as follows: completing our new feed plant expected to be in operation in 2009; build a new processing plant expected to be in operation in the second half of 2010 and; use the balance for general working capital purposes.

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

At September 30, 2009, about 39% of our consolidated sales are derived from our five largest clients, and our results of operations therefore depend on a small number of clients. As part of our short and medium-term business plan, including our current efforts to raise funds to support the anticipated expansion of our operations, we intend to invest in our infrastructure to construct a new processing plant (to be in operation in the later portion of 2010) and our own organic feed mill (to be in operation in the later portion of 2009). We expect that this will allow us to meet forecasted incremental demand for our products in the United States and Europe. As a result, we plan to develop and serve new clients, which should reduce our dependence on individual clients to more acceptable levels.

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

The ratio of current assets to current liabilities decreased to 5.58 times ($98,059,328/$17,578,890) at September 30, 2009, from and 7.06 times ($84,116,505/$11,913,245) at December 31, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We hold derivative instruments and do not engage in any hedging activities. Because most of our purchases and sales are made in RMB, any exchange rate change affecting the value of the RMB relative to the U.S. dollar could have an effect on our financial results as reported in U.S. dollars. If the RMB were to depreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly reduced. If the RMB were to appreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly increased. There has been no material change in our company’s assessment of its sensitivity to market risk since its disclosure in its Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM  4. CONTROL AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our Chief Executive Officer and Chief Financial Officer are required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework , is known as the COSO Report. Our Management has chosen the COSO framework on which to base its assessment. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer are concluded that our internal control over financial reporting was effective as of September 30, 2009.

The Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report on Form 10-Q for the period ended September 30, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q. There were no changes in internal control over financial reporting (as defined in Rule 13a-15(e) under the Exchange Act) that occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended September 30, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

From July 8 through September 15, 2009, we issued 83,168 shares of our Common Stock to two investors, namely the Tail Wind Fund Ltd and Solomon Strategic Holdings, Inc in relation to the payment of interests on the notes issued to those two investors in November 2006, and the partial conversion of the convertible notes outstanding during that period. Those shares were issued pursuant to the exemption provided by Section 4(2) under the Securities Act of 1933, for a transaction not involving a public offering.

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

Dated: November 9, 2009

HQ SUSTAINABLE MARITIME INDUSTRIES, INC.

By:	/S/ NORBERT SPORNS
Name:	Norbert Sporns
Title:	Chief Executive Officer and President

By:	/S/ JEAN-PIERRE DALLAIRE
Name:	Jean-Pierre Dallaire,
Title:	Chief Financial Officer

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.