Form 10-Q
period 2010-03-31
HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
filed 2010-05-10
CIK 857073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

Commission file number: 001-33473

HQ SUSTAINABLE MARITIME

INDUSTRIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	62-1407522
(State or jurisdiction of Incorporation or organization)	(IRS Employer ID Number)

1511 Third Avenue, Suite 788, Seattle, Washington	98101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 621-9888

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2010
Common stock, $0.001 par value	14,681,002

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,808,214	$36,957,303
Trade receivables, net of provisions (Note 6)	56,972,707	58,186,055
Inventories (Note 7)	2,729,583	2,204,931
Prepayments	1,381,688	1,194,910

TOTAL CURRENT ASSETS	98,892,192	98,543,199

PROPERTY, PLANT AND EQUIPMENT, NET	19,878,848	20,150,568
CONSTRUCTION IN PROGRESS	455,674	21,384
INTANGIBLE ASSETS	952,973	979,738

OTHER ASSETS
Deferred taxes (Note 9)	110,954	110,936
Prepaid rent on land use	325,294	—

	436,248	110,936

TOTAL ASSETS	$120,615,935	$119,805,825

The accompanying notes are an integral part of the consolidated financial statements.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$6,200,375	$6,770,470
Tax payable	284,582	566,054
Due to directors	287,878	—
Derivative liabilities (Note 11)	307,739	445,694

TOTAL CURRENT LIABILITIES	7,080,574	7,782,218

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 100,000 shares issued and outstanding	100	100
Common stock, $0.001 par value, 200,000,000 shares authorized, 14,681,002 and 14,681,002 shares issued and outstanding as of March 31, 2010 and December 31, 2009 respectively	14,681	14,681
Additional paid-in capital	79,274,492	79,281,209
Accumulated other comprehensive income	9,517,275	9,508,756
Retained earnings	17,221,782	15,737,809
Appropriation of retained earnings (Reserves)	7,507,031	7,481,052

TOTAL SHAREHOLDERS’ EQUITY	113,535,361	112,023,607

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$120,615,935	$119,805,825

The accompanying notes are an integral part of the consolidated financial statements.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended
	March 31, 2010	March 31, 2009
SALES	$14,375,908	$10,840,821
COST OF SALES	9,997,868	6,337,804

GROSS PROFIT	4,378,040	4,503,017
SELLING AND DISTRIBUTION EXPENSES	362,084	254,152
MARKETING AND ADVERTISING	977,981	1,426,625
GENERAL AND ADMINISTRATIVE EXPENSES	1,988,814	1,606,372
DEPRECIATION AND AMORTIZATION	96,332	176,814
(RECOVERY OF)/DOUBTFUL ACCOUNTS	(672,213)	31,566

INCOME FROM OPERATIONS	1,625,042	1,007,488
FINANCE COSTS	538	518,445
FAIR VALUE CHANGE IN DERIVATIVE FINANCIAL INSTRUMENTS	(137,955)	(825,871)
OTHER INCOME	(4,791)	(27,011)

INCOME BEFORE INCOME TAXES	1,767,250	1,341,925
INCOME TAXES (Note 10)
CURRENT	264,054	226,569
DEFERRED	—	—

NET INCOME ATTRIBUTABLE TO SHAREHOLDERS	1,503,196	1,115,356
OTHER COMPREHENSIVE INCOME
Foreign currency translation gain/(loss)	8,517	(210,746)

COMPREHENSIVE INCOME	$1,511,713	$904,610

NET INCOME PER SHARE
BASIC	$0.1024	$0.0919

DILUTED	$0.0916	$0.0891

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	14,681,002	12,137,999

DILUTED	14,910,901	13,424,809

The accompanying notes are an integral part of the consolidated financial statements.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2010	March 31, 2009
OPERATING ACTIVITIES
Net income	$1,503,196	$1,115,356
Non-cash items:
Depreciation and amortization	449,162	427,111
Fair value change in derivative financial instruments	(137,955)	(825,871)
Financial and other non-cash services	—	785,679

Change in non–cash working capital items:
Inventories	(524,701)	(561,878)
Trade receivables, net of provisions	1,273,365	3,646,355
Prepayments	(498,588)	35,188
Accounts payables and accrued expenses	(624,111)	(922,645)
Tax payable	(301,512)	(575,767)

Cash flow generated from operating activities	1,138,856	3,123,528

INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(167,782)	(54,611)
Construction in progress	(434,251)	(2,288,983)

Cash flow used in investing activities	(602,033)	(2,343,594)

FINANCING ACTIVITIES
Due to directors	386,688	(691,520)

Cash flow generated from/ (used in) financing activities	386,688	(691,520)

NET CHANGE IN CASH AND CASH EQUIVALENTS	923,511	88,414
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(72,600)	(179,945)
Cash and cash equivalents, beginning of period	36,957,303	54,920,548

Cash and cash equivalents, end of period	$37,808,214	$54,829,017

SUPPLEMENTARY CASH FLOWS DISCLOSURES
Interest paid	$—	$—

Taxes paid	$545,590	$803,044

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued for services	$—	$295,784

The accompanying notes are an integral part of the financial statements.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2010

NOTE 1—ORGANIZATION AND PRINCIPAL ACTIVITIES

Our company was initially incorporated on September 21, 1989 under the laws of the State of Nevada. On March 17, 2004, Process Equipment, Inc., Process Equipment Acquisition Corporation, a Nevada corporation and wholly-owned subsidiary of Process Equipment, Inc., or PEAC, and Jade Profit Investment Limited, or Jade, a British Virgin Islands limited liability corporation, entered into an agreement and plan of merger with us. Pursuant to that agreement, Process Equipment, Inc., through PEAC, acquired Jade, and 84.42 % ownership in Jade’s subsidiary Hainan Quebec Ocean Fishing Co. Ltd, a People’s Republic of China, limited liability corporation, which we refer to as HQOF. As a result of that transaction, HQOF became our main operating subsidiary. In April of 2004, pursuant to the above agreement and plan of merger, the board of directors of Process Equipment, Inc. and a majority of the stockholders approved a name change to HQS and change of domicile of that company to Delaware via a merger with the newly formed wholly-owned Delaware subsidiary. The name change, change of domicile and merger became effective on May 19, 2004, with HQS being the surviving entity in the merger and acquiring all the assets and liabilities of Process Equipment, Inc. On August 17, 2004, we entered into a Purchase Agreement with Sino-Sult Canada (S.S.C.) Limited, a Canadian limited liability corporation (“SSC”), whereby we acquired Sealink Wealth Limited (“Sealink”), SSC’s wholly owned subsidiary incorporated in the British Virgin Islands. Sealink is the sole owner of Hainan Jiahua Marine Bio-Products Co. Ltd., a limited liability company existing in China (“Jiahua Marine”) which is primarily engaged in the production and sales of marine bio-products and healthcare products in the PRC.

Further, effective August 17, 2004, HQS caused Jade Profit Investment Limited, its wholly-owned subsidiary, to acquire the minority equity interest equal to 15.58 % that Jade did not already own in Hainan Quebec Ocean Fishing Company Limited, HQS’s principal operating subsidiary. This purchase was effected by Jade pursuant to the Purchase Agreement, dated as of August 17, 2004, between Jade and Hainan Fuyuan Investment Company Limited, the holder of the minority equity interest of HQOF being acquired by Jade. Jade has previously obtained all requisite governmental approvals in the PRC in order to consummate this transaction.

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

Finally, in late 2009, we completed the construction of our feed mill that processes a floating feed formulation. We produce the feed using grains grown without chemical fertilizers, free of antibiotics and fishmeal, and use feed additives manufactured in our nutraceutical plant.

NOTE 2—BASIS OF PRESENTATION

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

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share (EPS) computation at March 31, 2010 and 2009.

	March 31, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income available to common shareholders	$1,503,196	14,681,002	$0.1024
Effect of dilutive securities stock options issued to employees and investors	137,955	229,899	—

Net income available to common stockholders plus assumed conversions	$1,365,241	14,910,901	$0.0916

	March 31, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income available to common shareholders	$1,115,356	12,137,999	$0.0919
Effect of dilutive securities stock options issued to employees and investors	80,794	1,286,810	—

Net income available to common stockholders plus assumed conversions	$1,196,150	13,424,809	$0.0891

NOTE 5—FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of certain financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued expenses and debt, approximates their fair value at March 31, 2010 and December 31, 2009 due to the relatively short-term maturity of these instruments.

NOTE 6 – TRADE RECEIVABLES

The Group’s trade receivables at March 31, 2010 and December 31, 2009 are summarized as follows:

	March 31, 2010	December 31, 2009
Trade receivables	$59,264,858	$60,736,950
Other receivables	445,538	865,490

	59,710,396	61,602,440
Less: Provision for doubtful accounts	2,737,689	3,416,385

Balance at end of period	$56,972,707	$58,186,055

The activity in the Group’s provision for doubtful accounts during the period ended March 31, 2010 and the year ended December 31, 2009 is summarized as follows:

	March 31, 2010	December 31, 2009
Balance at beginning of period	$3,416,385	$299,125
Add: (Recovery) /provision during the period, net	(672,213)	3,114,387
Exchange difference transfer to exchange reserve	(6,483)	2,873

Balance at end of period	$2,737,689	$3,416,385

NOTE 7—INVENTORIES

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

The inventories at March 31, 2010 and December 31, 2009 are summarized as follows:

	March 31, 2010	December 31, 2009
Raw materials	$413,397	$521,798
Work-in-progress	310,513	303,643
Finished goods	2,005,673	1,379,490

	$2,729,583	$2,204,931

NOTE 8—FOREIGN CURRENCY TRANSLATION

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

	2010	2009
Quarter-end RMB : US$ exchange rate	6.8269	6.8330
Average RMB : US$ exchange rate	6.8275	6.8285

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

NOTE 9 – DEFERRED TAXES

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

At March 31, 2010, the company had estimated U.S. net operating losses (“NOLs”) of approximately $15 million. If not utilized, the NOLs will expire at various times between 2024 and 2029. The benefit from these NOLs has been fully offset by a valuation allowance.

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

NOTE 10—INCOME TAXES

The Company’s subsidiaries registered in the PRC are subject to state and local income taxes within the PRC at the applicable tax rates on the taxable income as reported in their PRC statutory financial statements in accordance with the relevant income tax laws applicable to foreign enterprises. On March 17, 2007, a new PRC Enterprise Income Tax Law (EIT) was promulgated and introduced a new uniform tax regime in the PRC. The EIT became effective on January 1, 2008. That new Law provides, amongst other issues, that income derived from processing of fishery products and processing of agricultural products will be exempt from the EIT tax rate. Starting in 2008, HQOF benefits from a “0” % tax rate. Jiahua Marine was subject to a tax rate under the new law, which increased by 2 % in 2010 and will increase gradually until it reaches a maximum of 25 % in 2012.

The statutory income tax rate in the PRC for 2010, for our segments, is as follows:

	HQOF	Jiahua Marine
Statutory tax rate	0%	22%
Tax holidays and concessions	—	—

Effective tax rate	0%	22%

Income taxes are calculated on a separate entity basis. Currently there is no tax benefit or burden recorded for the United States.

NOTE 11—DERIVATIVE LIABILITIES

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

The following tables summarize the components of derivative liabilities as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Class B Warrants	$(209,813)	$(321,188)
Tail Wind Warrants	(97,926)	(124,506)

Fair values	$(307,739)	$(445,694)

ASC 820-10-55-62 Fair Value Measurements and Disclosures (pre Codification FAS No. 157 Fair Value Measurements) provides that for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, a reconciliation is required of the beginning and ending balances. The reconciliation of our derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2010 is as follows:

Beginning balance, January 1, 2010	$(445,694)
Total gains included in earnings	137,955

Ending balance, March 31, 2010	$(307,739)

NOTE 12—SEGMENTS

No geographical segment analysis is provided for the three months ended March 31, 2010 and 2009, respectively, as less than 10% of consolidated revenues and less than 10% of consolidated income from operations is attributable to the segment other than the Mainland China.

Business segment for the three months ended March 31, 2010

	Aquaculture Product	Health and Bio-product	Feed Products	Unallocated Items	Consolidation
Sales to external customers	$7,716,239	$3,597,137	$3,062,532	$—	$14,375,908

Cost of sales	6,272,568	1,083,836	2,641,464	—	9,997,868

Gross profit	1,443,671	2,513,301	421,068	—	4,378,040

Selling and distribution expenses	160,800	138,137	16,681	46,466	362,084

Marketing and advertising	—	977,981	—	—	977,981

General and administrative expenses	160,621	200,113	101,223	1,526,857	1,988,814
Depreciation and amortization	214	21,093	67,523	7,502	96,332
(Recovery of)/doubtful accounts	869,734	(1,541,947)	—	—	(672,213)
Finance costs	(6,001)	(7,640)	(3,771)	17,950	538
Fair value change in derivative financial instruments	—	—	—	(137,955)	(137,955)
Income/(loss) before income taxes	248,267	2,724,738	239,412	(1,445,167)	1,767,250
Income taxes	—	264,054	—	—	264,054

Net Income/(loss) for the year	$248,267	$2,460,684	$239,412	$(1,445,167)	$1,503,196

Segment assets	$53,737,068	$39,536,050	$25,229,230	$2,113,587	$120,615,935

Segment liabilities	$2,739,799	$1,694,293	$17,783,447	$(15,136,965)	$7,080,574

Business segment for the three months ended March 31, 2009

	Aquaculture Product	Health and Bio-product	Unallocated Items	Consolidation
Sales to external customers	$7,310,236	$3,530,585	$—	$10,840,821
Cost of sales	5,472,892	864,912		6,337,804

Gross profit	1,837,344	2,665,673	—	4,503,017
Selling and distribution expenses	153,660	100,492	—	254,152
Marketing and advertising	—	1,425,020	1,605	1,426,625
General and administrative expenses	139,615	169,542	1,297,215	1,606,372
Depreciation and amortization	7,310	103,266	66,238	176,814
Doubtful accounts	30,157	1,409	—	31,566
Finance costs	(13,516)	(18,450)	550,411	518,445
Fair value change in derivative financial instruments	—	—	(825,871)	(825,871)
Income/(loss) before income taxes	1,541,766	884,254	(1,084,095)	1,341,925
Income taxes	—	226,569	—	226,569
Net Income/(loss) for the period	$1,541,766	$657,685	$(1,084,095)	$1,115,356

Segment assets	$49,556,810	$35,655,452	$13,439,885	$98,652,147

Segment liabilities	$1,720,340	$1,283,485	$10,600,009	$13,603,834

NOTE 13: CAPITAL COMMITMENT

A. CAPITAL COMMITMENTS

As of March 31, 2010, there were no capital commitments.

B. LEASE COMMITMENTS

The Company has entered into operating leases, for rental of office space and other services, which expire on different dates. The minimum future payments under these commitments for the next five years are as follows:

2010	765,132
2011	191,217
2012	758,874
2013	204,217
2014	197,463
Thereafter	398,175

Total	$2,515,078

NOTE 14—RECENT PRONOUNCEMENTS

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

ASC 855, “Subsequent Events,” was amended in February 2010. Under the amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements for the period ended March 31, 2010.

NOTE 15—LEGAL PROCEEDINGS

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

GENERAL OVERVIEW

We are a leader in all natural vertically integrated aquaculture and aquatic product processing and we have processing facilities located in Hainan, PRC. We have three processing plants in Hainan, one that processes aquatic products providing all natural tilapia and other aquatic products, another that processes marine bio and healthcare products and since December 2009, one that processes feed products. We market our products in Asia, America and Europe. Our current sales activity is primarily directed to distributors with the PRC, rather than within the U.S. We expanded our operations by completing the construction of our third facility in late 2009, which processes extruded feed, and we have increased our sales activity primarily directed to distributors within PRC, rather than within the U.S.

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

In addition, you should consider the following information as you read the below results of operations and our financial statements and related notes included elsewhere within this Report. From the first quarter of 2004, following our reverse merger with Process Equipment, Inc., we have been operating under the name of HQS. At that time, we owned 84.4% of Hainan Quebec Ocean Fishing Co. Ltd. (“HQOF”), currently our principal operating subsidiary that processes our seafood products. In August 2004, we acquired the remaining ownership interest in HQOF. The fiscal year-end of Process Equipment Inc. was changed from April 30 to December 31 following the reverse merger. In August 2004, we acquired a 100% interest in our current subsidiary Jiahua Marine, which operates a marine bio and healthcare plant, including nutraceuticals, in Hainan Province, China. In the first half of 2005, our aquatic processing plant stopped production in order to add production lines and increase its production capacity to properly meet forecasted incremental demand, which affected some of our operating results during that period.

Our business operations consist of three segments, the marine bio and healthcare product segment, the aquaculture product segment and the feed products segment. Since the acquisition of Jiahua Marine, which represents the marine bio and healthcare product segment, those product sales have represented a significant contribution to the net income of the Company and currently has higher profit margin products than our aquaculture products. The Company expects the sales and contribution to net income to continue during the next year in similar proportions. However, as the marketing efforts increase in connection with the aquaculture product segment and the investment in the feed mill plant and equipment for new processing capacity of extruded feed is completed, the Company expects that the aquaculture product segment will begin to contribute a greater portion of income and a higher profit margin in the future.

This Management’s Discussion and Analysis (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes (“Notes”).

Our principal executive office is located at 1511, Third Avenue, Suite 788, Seattle, Washington and our telephone number is (206) 621-9888. Our Internet address is http://www.hqfish.com.

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

Recent developments

No significant development happened during the three months period ended March 31, 2010.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2010 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2009

Total sales for the three months period ended March 31, 2010 increased by 33%, from $10,840,821 for the three months period ended March 31, 2009 to $14,375,908 for the three months period ended March 31, 2010, mostly due to the new feed products segment added in late 2009. The gross profit for the three months period ended March 31, 2010 decreased by 3% to $4,378,040 when compared to the corresponding period of 2009. That decrease in gross profit was mostly the result of higher manufacturing costs in 2010 from both the aquaculture product segment and the health and bio-product segment, when compared to the corresponding first quarter of 2009. The overall gross profit ratio deteriorated in the first three months of 2010 to 30.5% from 41.5% in the first three months of 2009. That reduction in the gross profit ratio originated from all of our segments. For the first three months of 2010, we experienced a 61% growth in income from operations, corresponding to $617,554, mostly as a result of bad debts recovered added to a reduction in marketing and advertising expenses. Net income for the three months period ended March 31, 2010 amounted to $1,503,196, a total improvement of $387,840 mostly due to improved bad debt recovery of $703,779 coupled with reduced finance costs of $517,907 offset by fair value change in derivative financial instruments of $687,916.

By Segments

Aquatic Products Segment

Hainan Quebec Ocean Fishing Co. Ltd. is engaged in the processing and selling of aquatic products. The sales contributed by this segment increased to $7,716,239 for the three months ended March 31, 2010 compared to $7,310,236 for the corresponding period of 2009, an improvement of 6%. As average tilapia prices and volumes went down by approximately 10% and 15% respectively during the first quarter of 2010 compared to 2009, the overall increase in sales is mostly related to an increase in volumes and sales price of processed ocean caught fish by approximately 45% and 25% respectively in the first quarter of 2010, compared to the corresponding period of 2009. The related gross profit ratio of this segment was 19% and 25% for the three months period ended March 31, 2010 and 2009 respectively. The decrease in the gross profit ratio was mostly due to a reduction in average selling price of tilapia. This segment realized a net income of $248,267 in the first three months of 2010 compared to $1,541,766 in the corresponding period of 2009; that reduction in net income in 2010 was mostly the result of a reduction in gross profit of $393,673, and an increase in doubtful accounts of $839,577.

Health and Bio-products Segment

Jiahua Marine, is engaged in the manufacturing and selling of marine bio and healthcare products. During the three months period ended March 31, 2010 and 2009, sales were recorded at $3,597,137 and $3,530,585 respectively, an increase of 2%. All of the increase in sales is resulting from new products marketed in 2010. The gross profit ratio from this segment was 70% and 76% for the three months ended March 31, 2010 and 2009 respectively. Although volumes remained relatively stable during the first quarter of 2010 compared to 2009, average packaging costs related to the new OMOJO brand increased substantially the costs of our products and drove gross margins down. Furthermore, marketing and advertising expenses were reduced to 27% of sales from 40% of sales for the three months ended March 31, 2010 and 2009, respectively. The marketing efforts are now driven by lowering sales prices with better product presentation to the consumers than media advertising. The net income realized by this segment was $2,460,684 for the three months period ended in March 2010 compared to $657,685 for the three months ended March 31 2009. The 2010 improvement in net income was mostly the result of reduced marketing and advertising expenses of $447,039 in 2010, added to an increase in bad debt recovery of $1,543,356 in the same period.

Feed Products Segment

Our new feed mill facility was completed in the last quarter in 2009. During the three months period ended March 31, 2010, this segment recorded sales of $3,062,532 with a profit margin of 14% or $421,068. It is expected that the gross profit margin from this segment will improve in the coming periods as we will gain efficiencies in ramping up the volumes and support fixed cost more favorably.

By Operations

Sales. For the three months period ended March 31, 2010, sales increased by $3,535,087 to $14,375,908 or 33% when compared to the same period in 2009. This improvement in sales resulted mostly from the newly added feed products segment in late 2009 which contributed to the increase in sales by $3,062,532. The aquatic products segment improved its sales by $406,003, or 6% in the first quarter of 2010 compared to the same period of 2009, mainly due to an increase in sales of ocean caught fish. The health and bio- products segment improved its sales by $66,552, or 2% in the first quarter of 2010 compared to the same period of 2009; the reduction in sales of seal and shark products in the first quarter of 2010 was offset by increased sales of newly packaged OMOJO products.

Cost of sales. Cost of sales increased by $3,660,064 or 58% to $9,997,868 from $6,337,804 for the three months ended March 31, 2010, as compared to the corresponding period of the prior year. Approximately 72% of the increase in cost of sales is due to the addition of the new feed products segment in 2010. The overall gross profit ratio decreased to 30.5% for the three month period ended March 31, 2010 from 41.5% for the corresponding period of 2009. Although volumes were relatively stable in comparative periods, increased manufacturing costs from all segments triggered increased cost of sales. Furthermore, the new feed product segment showing 14% gross margin contributed substantially to the average reduction in gross profit margin in 2010.

Selling and distribution expenses. Selling and distribution expenses increased by $107,932 to $362,084 for the three months period ended March 31, 2010, as compared to the corresponding period of the previous year. As a percentage of sales, the selling and distribution expenses stood at approximately 2.5% in the first quarter of 2010 and 2009. The slight increase in 2010 was the result of increased sales realized in the current period.

Marketing and advertising expenses. Marketing and advertising expenses decreased by $448,644 or 31% from $1,426,625 to $977,981 as compared to the corresponding period of the previous year. Furthermore, marketing and advertising expenses were reduced to 27% of sales from 40% of sales from the health and bio-products segment. In the first quarter of 2010, the marketing efforts were driven by lowering sales prices to the consumers and better product presentation than media advertising.

General and administrative expenses. General and administrative expenses increased by $382,442 to $1,988,814 in the current three month period ended March 31, 2010, from $1,606,372 in the corresponding period of 2009. Most of the increase was the result of branding-related expenses, Delaware franchise taxes ($56,000), traveling ($20,000), investors’ relations ($80,000) and other U.S. head office expenses.

Depreciation and amortization. Depreciation and amortization decreased by $80,482 to $96,332 in the current quarter when compared to the same quarter of 2009, mainly as a result of reduced amortization of intangible assets in 2010 compared to 2009 and fixed assets coming to the end of their useful lives in 2010.

(Recovery of)/Doubtful accounts. The recovery of doubtful accounts in the first three months of 2010 amounted to $672,213, compared to an expenses of $31,566 in the corresponding period of 2009. In the first three months of 2010, we recovered approximately $3 million of the provision estimated at December 2009 and we provided for a new provision of approximately $2.4 million. Furthermore, at March 31, 2010, and as at December 31, 2009, we evaluated our receivables in each segment, individually and historically as to their potential risk of loss, and believe that the provision for doubtful accounts is representative of the risk of potential loss at that date.

Income from operations. Income from operations shows $1,625,042 in the first quarter of 2010, compared to $1,007,488 in the corresponding quarter of the previous year, an improvement of $617,554. Although gross profit remained relatively stable in total in 2010 compared to the corresponding period of 2009, the increase in income from operations experienced in 2010 was mostly the result of reduced marketing and advertising expenses of $448,644 coupled with an increased recovery of doubtful accounts of $703,799, offset by increase in general and administrative expenses by $382,442.

Finance costs. In the first quarter of 2009, financing costs included recognition of the carrying interests on the promissory notes issued in November 2006 added to the combination of amortization of the future conversion of warrants (non–cash) attributed to investors on those November 2006 notes of $5,000,000, added to the amortization of the embedded conversion option (non–cash) related to the same notes. No such expenses were incurred in 2010 as the notes were totally repaid through their conversion attribute in late 2009. Current 2010 finance costs were minimal.

Fair value change in derivative financial instruments. Effective January 1, 2009, in recognition of new accounting standards related to the fair value of our outstanding warrants and embedded conversion feature of our promissory notes in accordance with FASB ASC 815-40 “Derivatives and Hedging” (Pre-codification SFAS 133) , we recognized in our income statement the change in value of those two items included in our current liabilities. In the first quarter of 2009, that change in value of the outstanding warrants and embedded conversion feature on our outstanding notes amounted to $825,871, shown as income. In the first quarter of 2010, we recognized an income of $137,955 corresponding to the reduction in fair value of the outstanding warrants only as all the notes have been converted as of December 31, 2009. This fair value change will be evaluated quarterly in the future until expiration of the warrants, and the corresponding change will be charged or credited to our income in the corresponding period.

Income before income taxes. For the three months period ended March 31, 2010, we realized an income before income taxes of $1,767,250 compared to $1,341,925 in the corresponding period of 2009. That improvement of $425,325 in 2010 was mostly the result of better income from operations of $617,554 described above added to reduced finance costs of $517,907 and offset by a smaller reduction of $687,916 in the fair value change in derivative financial instruments, also described above.

Current income taxes. In the current three months period ended March 31, 2010, current income taxes increased by $37,485 to $264,054 from $226,569 in the corresponding period of 2009. Current income tax was higher in 2010 due to the application of the new PRC Enterprise Income Tax Law (EIT), which became effective on January 1, 2008, which increased the tax rates from 20% in 2009 to 22% in 2010 on our bio-product segment. That new Law provides, among other things, that income derived from preliminary processing of fishery products is now income tax exempt while the tax rate on our bio-product segment is increasing yearly until it reaches 25% in 2012.

Deferred income taxes. There was no deferred income tax recognized in both periods as there was no material timing differences to justify recognition of such deferred tax expenses.

Net income attributable to shareholders. For the first three months of 2010, the Company realized a net income of $1,503,196 compared to a net income of $1,115,356 in the corresponding period of 2009. The 2010 improvement in net income of $387,840 is described above in the section of Income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents remained solid at $37,808,214 at March 31, 2010, as compared to $36,957,303 at December 31, 2009. As of March 31, 2010, working capital was $91,811,619 compared to $90,760,981 at December 31, 2009. The funds generated by the operating activities during the first quarter of 2010 were used mainly to support our investments in long-term assets during that period.

Total assets increased by $810,110, or 0.7%, to $120,615,935 at March 31, 2010, compared to $119,805,825 as of December 31, 2009. Shareholders equity increased by $1,511,754 or 1%, to $113,535,361 at March 31, 2010, from $112,023,607 as of December 31, 2009.

To date, we have financed our operations through the combination of our operating revenues, equity and debt financing (in connection with which we have at times incurred significant costs), short–term bank loans, and the use of shares of our common stock issued as payment for services rendered to us by third parties. In the past, we issued shares of our common stock and warrants in private placement transactions to help finance our operations, and to pay for professional services (such as financial consulting, market development, legal services and public relations services). We recognized these services on our books as operating or deferred expenses and amortized over their estimated useful life. The number of shares we issued for these purposes were determined as of the dates of invoices relating to such services, and the shares were valued at their market prices on those respective dates. In addition, as required by PRC laws, we establish yearly reserves shown in the stockholders’ equity section of our balance sheet. Those reserves, which are created by a transfer from the retained earnings account, limit our capacity to pay dividends to stockholders until the retained earnings become positive. The laws and regulations of the PRC restrict any form of distribution of statutory surplus reserve, whether by cash dividends or for use in the US operations. As of March 31, 2010, the remaining statutory surplus reserve required is approximately $1.88 million (December 31, 2009: $2.33 million). As we are in an expansion phase, we do not intend to pay dividends to stockholders in the foreseeable future. To date, we have not paid any dividends.

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

At present, about 37% of our consolidated sales are derived from our five largest clients, and our results of operations therefore depend on a small number of clients (43% in 2009). As part of our short and medium–term business plan, including our recent efforts to raise funds to support the anticipated expansion of our operations, we intend to invest in our infrastructure to construct a new processing plant. We expect that this will allow us to meet forecasted incremental demand for our products in the United States and Europe. As a result, we plan to develop and serve new clients, which should reduce our dependence on individual clients to more acceptable levels.

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

The ratio of current assets to current liabilities increased to 14.0 times ($98,892,192/$7,080,574) at March 31, 2010, from 12.7 times ($98,543,199/$7,782,218) at December 31, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

b) Changes in Internal Control over Financial Reporting.

During the quarter ended March 31, 2010, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

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

ITEM 1A.	RISK FACTORS.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Annual Report on Form 10–K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission on March 15, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period from January 1, 2010 to March 31, 2010, no securities were issued.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

There have been no material defaults.

ITEM 4.	[RESERVED.]

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2010

HQ SUSTAINABLE MARITIME INDUSTRIES, INC.

By:	/s/ Norbert Sporns
Name:	Norbert Sporns
Title:	Chief Executive Officer and President

By:	/s/ Jean-Pierre Dallaire
Name: Title:	Jean-Pierre Dallaire, Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.