Form 10-Q
period 2010-06-30
HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
filed 2010-08-09
CIK 857073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).    Yes  ☐        No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2010
Common stock, $0.001 par value	14,681,002

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010 (Unaudited)	December 31, 2009 (Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,839,971	$36,957,303
Trade receivables, net of provisions (Note 6)	51,735,680	58,186,055
Inventories (Note 7)	2,792,630	2,204,931
Prepaid expenses	1,810,485	1,194,910

TOTAL CURRENT ASSETS	100,178,766	98,543,199

PROPERTY, PLANT AND EQUIPMENT, NET	20,164,864	20,150,568
CONSTRUCTION IN PROGRESS	—	21,384
INTANGIBLE ASSETS	969,605	979,738
OTHER ASSETS
Deferred taxes (Note 9)	111,252	110,936
Deferred expenses (Note 10)	279,573	—

	390,825	110,936

TOTAL ASSETS	$121,704,060	$119,805,825

The accompanying notes are an integral part of the consolidated financial statements.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010 (Unaudited)	December 31, 2009 (Audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,244,161	$6,770,470
Tax payable	632,096	566,054
Due to directors	552,799	—
Derivative liabilities (Note 12)	80,988	445,694

TOTAL CURRENT LIABILITIES	6,510,044	7,782,218

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 100,000 shares issued and outstanding	100	100
Common stock, $0.001 par value, 200,000,000 shares authorized, 14,681,002 shares issued and outstanding as of June 30, 2010 and December 31, 2009	14,681	14,681
Additional paid-in capital	79,329,349	79,281,209
Accumulated other comprehensive income	9,791,334	9,508,756
Retained earnings	18,418,397	15,737,809
Appropriation of retained earnings (Reserves)	7,640,155	7,481,052

TOTAL SHAREHOLDERS’ EQUITY	115,194,016	112,023,607

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$121,704,060	$119,805,825

The accompanying notes are an integral part of the consolidated financial statements.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
SALES	$20,656,174	$16,009,757	$35,032,082	$26,850,578
COST OF SALES	14,130,062	9,447,275	24,127,930	15,785,079

GROSS PROFIT	6,526,112	6,562,482	10,904,152	11,065,499
SELLING AND DISTRIBUTION EXPENSES	426,798	290,150	788,882	544,302
MARKETING AND ADVERTISING	1,100,349	1,338,860	2,078,330	2,765,486
GENERAL AND ADMINISTRATIVE EXPENSES	1,924,045	2,023,593	3,912,860	3,629,965
DEPRECIATION AND AMORTIZATION	108,072	90,726	204,404	267,540
DOUBTFUL ACCOUNTS (RECOVERY OF)	546,551	(12,379)	(125,662)	19,187

INCOME FROM OPERATIONS	2,420,297	2,831,532	4,045,338	3,839,019
FINANCE (INCOME) / COSTS	(23,998)	166,780	(23,460)	685,225
FAIR VALUE CHANGE IN DERIVATIVE FINANCIAL INSTRUMENTS	(226,751)	1,055,869	(364,706)	229,998
OTHER INCOME	(2,133)	(11,754)	(6,924)	(38,765)

INCOME/(LOSS) BEFORE INCOME TAXES	2,673,179	1,620,637	4,440,428	2,962,561
INCOME TAXES
CURRENT	1,343,440	535,901	1,607,494	762,470
DEFERRED	—	—	—	—

NET INCOME/(LOSS) ATTRIBUTABLE TO SHAREHOLDERS	1,329,739	1,084,736	2,832,934	2,200,091
OTHER COMPREHENSIVE INCOME
FOREIGN CURRENCY TRANSLATION GAIN/(LOSS)	274,061	158,346	282,578	(52,400)

COMPREHENSIVE INCOME	$1,603,800	$1,243,082	$3,115,512	$2,147,691

NET INCOME/(LOSS) PER SHARE (Note 4)
BASIC	$0.091	$0.088	$0.193	$0.180

DILUTED	$0.074	$0.086	$0.166	$0.176

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING
BASIC	14,681,002	12,357,334	14,681,002	12,248,272

DILUTED	14,883,267	12,613,361	14,893,193	12,491,289

The accompanying notes are an integral part of the consolidated financial statements.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	2010	2009
OPERATING ACTIVITIES
Net income	$2,832,934	$2,200,091
Non-cash items:
Depreciation and amortization	910,166	767,291
Transfer from construction in progress	14,790	—
Fair value change in derivative financial instruments	(364,706)	229,998
Financial and other non-cash services	—	910,125
Change in non–cash working capital items:
Inventories	(646,066)	(348,076)
Trade receivables, net of provisions	6,613,613	(576,317)
Prepayments	(878,649)	(287,797)
Accounts payables and accrued expenses	(1,558,545)	573,016
Tax payable	78,355	(266,927)

Cash flow generated from operating activities	7,001,892	3,201,404

INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(854,324)	(100,868)
Construction in progress	6,625	(5,385,961)

Cash flow used in investing activities	(847,699)	(5,486,829)

FINANCING ACTIVITIES
Cash proceeds from issuance of common stock	—	10,850,679
Due to directors	548,106	(433,604)

Cash flow generated from in financing activities	548,106	10,417,075

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,702,299	8,131,650
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	180,369	37,200
Cash and cash equivalents, beginning of period	36,957,303	54,920,548

Cash and cash equivalents, end of period	$43,839,971	$63,089,398

SUPPLEMENTARY CASH FLOWS DISCLOSURES
Interest paid	$—	$—

Taxes paid	$1,543,525	$1,220,068

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued for services	$—	$295,784

The accompanying notes are an integral part of the financial statements.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2010

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

NOTE 2—BASIS OF PRESENTATION

The consolidated financial statements included the accounts of HQS and all its subsidiaries (“The Group”).

For the three months and six months ended June 30, 2010 and 2009, the accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Significant inter-company balances and transactions have been eliminated upon consolidation. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company’s management believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s 2009 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company’s latest Form 10-K.

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of the Company’s management, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position, the results of operations and cash flows for the three months and six months ended June 30, 2010 and 2009 respectively.

The consolidated balance sheet as of December 31, 2009 is derived from the Company’s audited financial statements.

The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2010.

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

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share (EPS) computation at June 30, 2010 and 2009.

	June 30, 2010 (Three months)
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS

Net income available to common shareholders	$1,329,739	14,681,002	$0.091

Effect of dilutive securities stock options issued to employees and investors	(226,751)	202,265	—

Net income available to common stockholders plus assumed conversions	$1,102,988	14,883,267	$0.074

	June 30, 2009 (Three months)
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS

Net income available to common shareholders	$1,084,736	12,357,334	$0.088

Effect of dilutive securities stock options issued to employees and investors		256,027	—

Net income available to common stockholders plus assumed conversions	$1,084,736	12,613,361	$0.086

	June 30, 2010 (Six months)
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS

Net income available to common shareholders	$2,832,934	14,681,002	$0.193

Effect of dilutive securities stock options issued to employees and investors	(364,706)	212,191	—

Net income available to common stockholders plus assumed conversions	$2,468,228	14,893,193	$0.166

	June 30, 2009 (Six months)
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS

Net income available to common shareholders	$2,200,091	12,248,272	$0.180

Effect of dilutive securities stock options issued to employees and investors	—	243,017	—

Net income available to common stockholders plus assumed conversions	$2,200,091	12,491,289	$0.176

NOTE 5—FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of certain financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued expenses and debt, approximates their fair value at June 30, 2010 and December 31, 2009 due to the relatively short-term maturity of these instruments.

NOTE 6—TRADE RECEIVABLES

The Group’s trade receivables at June 30, 2010 and December 31, 2009 are summarized as follows:

	June 30, 2010	December 31, 2009
Trade receivables	$54,709,951	$60,736,950
Other receivables	297,525	865,490

	55,007,476	61,602,440
Less: Provision for doubtful accounts	3,271,796	3,416,385

Balance at end of period	$51,735,680	$58,186,055

The activity in the Group’s provision for doubtful accounts during the period ended June 30, 2010 and the year ended December 31, 2009 is summarized as follows:

	June 30, 2010	December 31, 2009
Balance at beginning of period	$3,416,385	$299,125
Add: (Recovery) /provision during the period, net	(125,662)	3,114,387
Exchange difference transfer to exchange reserve	(18,927)	2,873

Balance at end of period	$3,271,796	$3,416,385

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

The inventories as of June 30, 2010 and December 31, 2009 are summarized as follows:

	June 30, 2010	December 31, 2009
Raw materials	$300,001	$521,798
Work-in-progress	359,945	303,643
Finished goods	2,132,684	1,379,490

	$2,792,630	$2,204,931

NOTE 8—FOREIGN CURRENCY TRANSLATION

We follow FASB ASC 830-30, “Foreign Currency Translation”, for both the translation and re-measurement of balance sheet and income statement items into U.S. dollars. Resulting translation adjustments are reported as a separate component of accumulated comprehensive income (loss) in stockholders’ equity.

The Group maintains its books and accounting records in Renminbi (“RMB”), the PRC’s currency, being the functional currency. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date. Any translation gains (losses) are recorded in exchange reserve as a component of shareholders’ equity. Income and expenditures are translated at the average exchange rate of the year.

	2010	2009
Quarter-end RMB : US$ exchange rate	6.8086	6.8315
Average RMB : US$ exchange rate	6.8178	6.8323

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

NOTE 9—DEFERRED TAXES

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

At June 30, 2010, the company had estimated U.S. net operating losses (“NOLs”) of approximately $15 million. If not utilized, the NOLs will expire at various times between 2024 and 2029. The benefit from these NOLs has been fully offset by a valuation allowance. A valuation allowance for NOLs is provided when it is more likely than not that NOLs will not be realized. Realization is dependent upon the generation of future taxable income or the reversal of net operating incomes during the periods in which those NOLs become deductible in the U.S. We consider the history of taxable income in recent years, the projected future taxable income and tax planning strategies to make this assessment.

Deferred taxation is calculated under the liability method in respect of taxation effect arising from all timing differences, which are expected with reasonable probability to crystallize in the foreseeable future.

NOTE 10—DEFERRED EXPENSES

The deferred expenses corresponds to costs incurred in 2010 in relation with the development and maintenance of fish ponds.

NOTE 11—INCOME TAXES

The Company’s subsidiaries registered in the PRC are subject to state and local income taxes within the PRC at the applicable tax rates on the taxable income as reported in their PRC statutory financial statements in accordance with the relevant income tax laws applicable to foreign enterprises. On March 17, 2007, a new PRC Enterprise Income Tax Law (EIT) was promulgated and introduced a new uniform tax regime in the PRC. The EIT became effective on January 1, 2008. That new Law provides, amongst other issues, that income derived from processing of fishery products and processing of agricultural products will be exempt from the EIT tax rate. Starting in 2008, HQOF benefits from a “0” % tax rate. Our Jiahua Marine and Feedmill operating units were subject to a tax rate under the new law, which increased by 2 % in 2010 and will increase gradually until it reaches a maximum of 25 % in 2012.

The statutory income tax rate in the PRC for 2010, for our segments, is as follows:

	HQOF	Jiahua Marine	Feedmill
Statutory tax rate	0%	22%	22%
Tax holidays and concessions	—	—	—

Effective tax rate	0%	22%	22%

Income taxes are calculated on a separate entity basis. Currently there is no tax benefit or burden recorded for the United States.

NOTE 12—DERIVATIVE LIABILITIES

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

The following tables summarize the components of derivative liabilities as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

Class B Warrants	$(46,509)	$(321,188)

Tail Wind Warrants	(34,479)	(124,506)

Fair values	$(80,988)	$(445,694)

ASC 820-10-55-62 Fair Value Measurements and Disclosures (pre Codification FAS No. 157 Fair Value Measurements) provides that for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, a reconciliation is required of the beginning and ending balances. The reconciliation of our derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2010 is as follows:

Beginning balance, January 1, 2010	$(445,694)

Total gains included in earnings	364,706

Ending balance, June 30, 2010	$(80,988)

NOTE 13—SEGMENTS

No geographical segment analysis is provided for the three months ended June 30, 2010 and 2009, respectively, as less than 10% of consolidated revenues and less than 10% of consolidated income from operations is attributable to the segment other than the Mainland China.

Business segment for the three months ended June 30, 2010

	Aquaculture Product	Health and Bio-product	Feed Product	Unallocated Items	Consolidation
Sales to external customers	$10,567,694	$5,828,284	$4,260,196	$—	$20,656,174

Cost of sales	8,500,994	1,763,938	3,865,130	—	14,130,062

Gross profit	2,066,700	4,064,346	395,066	—	6,526,112
Selling and distribution expenses	164,219	198,621	17,425	46,533	426,798
Marketing and advertising	—	890,405	—	209,944	1,100,349
General and administrative expenses	132,486	216,362	71,027	1,504,170	1,924,045
Depreciation and amortization	718	8,654	79,317	19,383	108,072
Doubtful accounts (Recovery of)	540,060	12,487	(5,996)	—	546,551
Finance income	(7,058)	(10,833)	(6,197)	90	(23,998)
Fair value change in derivative financial instruments	—	—	—	(226,751)	(226,751)
Income/(loss) before income taxes	1,287,334	2,748,856	239,489	(1,602,500)	2,673,179
Income taxes	—	1,343,440	—	—	1,343,440
Net Income/(loss) for the period	$1,287,334	$1,405,416	$239,489	$(1,602,500)	1,329,739

Segment assets	$54,562,328	$41,553,679	$25,338,153	$199,900	$121,704,060

Segment liabilities	$1,982,615	$1,724,095	$81,763	$2,721,571	$6,510,044

Business segment for the three months ended June 30, 2009

	Aquaculture Product	Health and Bio-product	Unallocated Items	Consolidation
Sales to external customers	$10,500,483	$5,509,274	$—	$16,009,757

Cost of sales	8,186,418	1,260,857	—	9,447,275

Gross profit	2,314,065	4,248,417	—	6,562,482
Selling and distribution expenses	158,632	131,518	—	290,150
Marketing and advertising	—	1,338,860	—	1,338,860
General and administrative expenses	210,299	313,054	1,500,240	2,023,593
Depreciation and amortization	6,981	2,135	81,610	90,726
(Recovery of) Doubtful accounts	(7,706)	(4,673)	—	(12,379)
Finance (income)/Costs	(17,920)	(20,001)	204,701	166,780
Fair value change in derivative financial instruments	—	—	1,055,869	1,055,869
Income/(loss) before income taxes	2,057,805	2,486,592	(2,923,760)	1,620,637
Income taxes	—	535,901	—	535,901
Net Income/(loss) for the period	$2,057,805	$1,950,691	$(2,923,760)	$1,084,736

Segment assets	$51,758,686	$38,021,331	$24,475,126	$114,255,143

Segment liabilities	$1,959,441	$1,679,093	$12,943,607	$16,582,141

Business segment for the six months ended June 30, 2010

	Aquaculture Product	Health and Bio-product	Feed Product	Unallocated Items	Consolidation
Sales to external customers	$18,283,933	$9,425,421	$7,322,728	$—	$35,032,082

Cost of sales	14,773,562	2,847,774	6,506,594	—	24,127,930

Gross profit	3,510,371	6,577,647	816,134	—	10,904,152
Selling and distribution expenses	325,019	336,758	34,106	92,999	788,882
Marketing and advertising	—	1,868,386	—	209,944	2,078,330
General and administrative expenses	293,107	416,475	172,250	3,031,028	3,912,860
Depreciation and amortization	932	29,747	146,840	26,885	204,404
(Recovery of)/Doubtful accounts	1,409,794	(1,529,460)	(5,996)	—	(125,662)
Finance (income)/Costs	(13,059)	(18,473)	(9,968)	18,040	(23,460)
Fair value change in derivative financial instruments	—	—	—	(364,706)	(364,706)
Income/(loss) before income taxes	1,535,601	5,473,594	478,901	(3,047,668)	4,440,428
Income taxes	—	1,607,494	—	—	1,607,494
Net Income/(loss) for the period	$1,535,601	$3,866,100	$478,901	$(3,047,668)	$2,832,934

Segment assets	$54,562,328	$41,553,679	$25,338,153	$199,900	$121,704,060

Segment liabilities	$1,982,615	$1,724,095	$81,763	$2,721,571	$6,510,044

Business segment for the six months ended June 30, 2009

	Aquaculture Product	Health and Bio-product	Unallocated Items	Consolidation
Sales to external customers	$17,810,719	$9,039,859	$—	$26,850,578

Cost of sales	13,659,310	2,125,769	—	15,785,079

Gross profit	4,151,409	6,914,090	—	11,065,499
Selling and distribution expenses	312,292	232,010	—	544,302
Marketing and advertising	—	2,763,880	1,606	2,765,486
General and administrative expenses	349,914	482,596	2,797,455	3,629,965
Depreciation and amortization	14,291	105,401	147,848	267,540
Doubtful accounts (Recovery of)	22,451	(3,264)	—	19,187
Finance (income)/Costs	(31,436)	(38,451)	755,112	685,225
Fair value change in derivative financial instruments	—	—	229,998	229,998
Income/(loss) before income taxes	3,599,571	3,370,846	(4,007,856)	2,962,561
Income taxes	—	762,470	—	762,470
Net Income/(loss) for the period	$3,599,571	$2,608,376	$(4,007,856)	$2,200,091

Segment assets	$51,758,686	$38,021,331	$24,475,126	$114,255,143

Segment liabilities	$1,959,441	$1,679,093	$12,943,607	$16,582,141

NOTE 14—CAPITAL COMMITMENT

A. CAPITAL COMMITMENTS

As of June 30, 2010, there were capital commitments amounting to $1,709,818, mostly related to costs to be incurred in relation to the initial public offering and listing of our Marine Bio and Healthcare Products segment on The Stock Exchange of Hong Kong Limited.

B. LEASE COMMITMENTS

The Company has entered into operating leases, for rental of office space and other services, which expire on different dates. The minimum future payments under these commitments for the next five years are as follows:

2010	$168,903
2011	209,726
2012	758,874
2013	204,217
2014	197,463
Thereafter	398,175

Total	$1,937,358

NOTE 15—RECENT PRONOUNCEMENTS

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

NOTE 16—LEGAL PROCEEDINGS

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s Discussion and Analysis (“MD&A”) of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

This MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes (“Notes”) contained elsewhere in this Form 10-Q.

Our principal executive office is located at 1511, Third Avenue, Suite 788, Seattle, Washington and our telephone number is (206) 621-9888. Our Internet address is http://www.hqfish.com.

GENERAL OVERVIEW

We are a leader in all natural vertically integrated aquaculture and aquatic product processing and we have processing facilities located in Hainan, PRC. We have three processing plants in Hainan, one that processes aquatic products providing all natural tilapia and other aquatic products, another that processes marine bio and healthcare products, and since December 2009, one that processes feed products. We market our products in Asia, America and Europe. Our current sales activity is primarily directed to distributors with the PRC, rather than within the U.S. We expanded our operations by completing the construction of our third facility in late 2009, which processes extruded feed, and we have increased our sales activity primarily directed to distributors within PRC, rather than within the U.S. We also are in the process of constructing a new re-processing plant and a new breeding and genetics facility, which are discussed in detail below.

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

Our business operations consist of three segments, the health and bio-products segment, the aquaculture product segment and the feed products segment. Since the acquisition of Jiahua Marine, which represents the health and bio-products segment, those product sales have represented a significant contribution to the net income of the Company and currently has higher profit margin products than our aquaculture products. The Company expects the sales and contribution to net income to continue during the next year in similar proportions. However, as the marketing efforts increase in connection with the aquaculture product segment and the investment in the feed mill plant and equipment for new processing capacity of extruded feed is completed, the Company expects that the aquaculture product segment will begin to contribute a greater portion of income and a higher profit margin in the future.

Following changes in China legislation on food safety standards, which became effective on June 1, 2009, distribution of our health products have expanded and our sales have increased. We expect our health and bio-products business to continue to grow in the future as a result of this legislation. Further, Jiahua Marine’s health products recently have been rebranded to under the “Omojo” brand to celebrate its 10th anniversary.

Health and Bio-products Segment

Health Product Store Opportunity

Through laboratory testing and the use of documented and original research, Jiahua Marine has developed a unique range of marine bio and healthcare products. The products undergo substantial independent laboratory testing in China administered by the Ministry of Health in China and have resulted in a PRC National Certification for these products. These products have various perceived medicinal and health benefits. As part of the Company’s vertical integration plan of tilapia, Jiahua Marine introduced new bio and healthcare products made from tilapia in 2009. These products include calcium supplement tablets made from the bones of tilapia and collagen facial creams made from the skin and head of the tilapia. Currently, the Company is analyzing a proposal to develop its own flagship health product store in China and ten other stores in tier one cities throughout China, as well as the opportunity to enter into a franchise license to foster a franchisee founded network of health product stores. The Company believes that this and the creation of larger, “superstores” will give consumers access to its award winning marine aquatic-themed health products.

Proposed Equity Offering and Listing

On June 7, 2010, our board of directors authorized management to plan and prepare for a public offering of equity securities of a newly formed, wholly owned subsidiary (“NewCo”) that will hold our health and bio-products segment. Our board also authorized management to plan and prepare for the listing of such equity securities on The Stock Exchange of Hong Kong Limited (“HKEX”) or another stock exchange. NewCo will act as a holding company for, and own 100% of the common stock of, Jiahua Marine, our wholly owned subsidiary engaged in the manufacturing and selling of marine bio and healthcare products in China.

The offering will be limited to a minority stake of no more than 35% of NewCo’s equity securities. Following the completion of the offering, the Company will retain at least 65% of the outstanding shares of NewCo and will continue to be its controlling stockholder. The primary purposes of the offering and the listing are to (i) unlock the value of Jiahua Marine’s business by allowing direct public investment in Jiahua Marine; (ii) increase the overall value of the Company by capturing the expected valuation premium given to the Company’s marine bio and healthcare products segment by Asian investors; (iii) create a public market for NewCo’s common stock; (iv) obtain additional capital for the Company through the net proceeds of the offering; (v) support Jiahua Marine’s business growth by providing a vehicle through which it may have future access to the public capital markets; and (vi) improve the Company’s competitive position by further strengthening our financial condition.

The offering and stock exchange listing remain subject to a number of conditions, including, among others:

•	Approval from our board of directors;

•	Regulatory approval from Hong Kong securities regulators and other applicable regulators; and

•	HKEK approval for listing of NewCo’s common stock.

Current Growth Plans

The Company plans to expand production of value added seafood products in a new re-processing production facility in close proximity to our current production facility. The Company sees increasing demand in China for value added seafood products and believes this new re-processing plant will help the Company expand its production capacity to meet this increased demand. We commenced construction of this new re-processing plant early this year and expect to complete construction in the first half of 2011.

In addition, the Company has undertaken the development of a fry breeding and genetics facility to target improvements in the growth rate of Tilapia. The opportunity to improve the genetics of its Tilapia and improve growth rates will help the Company take a leadership position as a low cost producer of high quality Tilapia. We acquired the land for our fry breeding and genetics facility at the end of 2009 and began construction early this year. We expect to complete construction by the end of the third quarter or early forth quarter of this year.

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

Recent developments

No significant development happened during the three months period ended June 30, 2010.

Results of Operations – Three Months Ended June 30, 2010 as Compared to Three Months Ended June 30, 2009

Total sales for the three months ended June 30, 2010 increased by 29%, from $16,009,757 for the three months ended June 30, 2009 to $20,656,174 for the three months period ended June 30, 2010, mostly due to the new feed products segment added in late 2009. The gross profit for the three months period ended June 30, 2010 decreased by 1% to $6,526,112 when compared to the corresponding period of 2009. That decrease in gross profit in 2010 was the result of a lower gross profit from both the aquaculture and the health and bio-products segments. The overall gross profit ratio deteriorated in the current three months of 2010 to 32% from 41% in the corresponding period of 2009, coming mainly from the health and bio-products segment which saw its gross profit ratio going from 77% in 2009 to 70% in 2010 and the new feed products segments which shows a gross profit ratio of 9% in 2010. Income from operations for the three months period ended June 30, 2010 decreased by $411,235 when compared to the same period of 2009 mostly as a result of additional bad debts provided in the current period of 2010 from the aquaculture product segment. Net income for the three months period ended June 30, 2010 increased by $245,003 mostly due to the favorable change in fair value of derivative financial instruments and reduced finance costs which offset the reduced income from operations described above.

By Segments

Aquatic Products Segment

HQ Ocean Fishing Co. Ltd (“HQOF”) is engaged in the manufacturing and selling of aquatic products. The sales contributed by this segment increased to $10,567,694 for the three months period ended June 30, 2010 compared to $10,500,483 for the corresponding period of 2009, an increase of 1%. That increase is due to a mix of average volume reduction of approximately 7% offset by an average increase in selling prices of shrimps and ocean caught fish in the current quarter of 2010 compared to the corresponding period of 2009. The related gross profit ratio of this segment was 20% and 22% for the three months period ended June 30, 2010 and 2009 respectively; the increase in costs of raw materials is the main cause of the reduction in the gross profit ratio during the current quarter of 2010. This segment contributed $1,287,334 and $2,057,805 to net income for the three months period ended June 30, 2010 and 2009 respectively, a deterioration of 37%. That 2010 reduction is due to the combination of a lesser gross profit as described above, added to an additional provision for doubtful accounts of more than $540,000 in the current period to provide for potential credit losses on our receivables which did not materialize to date.

Health and Bio-products Segment

Jiahua Marine is engaged in the manufacturing and selling of Marine Bio and Healthcare products. During the three months period ended June 30, 2010 and 2009, Jiahua Marine recorded sales of $5,828,284 and $5,509,274 respectively, an increase of 6%. The increase in sales is related to the new products marketed in recent quarters. The gross profit ratio from this segment was 70% and 77% for the three months periods ended June 30, 2010 and 2009 respectively. The decrease in the gross profit margin in 2010 was mostly related to an increase in direct materials and labor related to the new OMOJO brand which increased substantially the costs of products and drove gross margins down. Furthermore, the major expense of this segment continues to be marketing and advertising, corresponding to 15% and 24% of revenues for the three months ended June 30, 2010 and 2009, respectively. The marketing efforts are being driven in 2010 to a greater extent towards better product presentation to the consumers than media advertising. The net income contributed by this segment was $1,405,416 for the three months period ended June 30, 2010, a reduction of 28% when compared to the net income of $1,950,691 for the three months period ended June 30, 2009. The decrease in net income in 2010 was mostly due to a decrease in gross profit offset by a reduction in marketing and advertising expenses as described above, added to an increase in income taxes related to the 2009 non deductible marketing expenses triggering additional income taxes of approximately $730,000 in 2010.

Feed Products Segment

Our new feed mill facility completed in the last quarter in 2009 is engaged in the manufacturing and selling of feed products. During the three months period ended June 30, 2010, this segment recorded sales of $4,260,196 with a profit margin of 9.3%, or $395,066. It is expected that the gross profit margin from this segment will improve in the coming periods as we should gain efficiencies in ramping up the volumes and absorb fixed costs more favorably.

By Operations

Sales. For the three months period ended June 30, 2010, sales increased by $4,646,417 to $20,656,174 or 29% when compared to the same period of 2009. This improvement in sales resulted mostly from the newly added feed products segment in late 2009, which contributed to the increase in sales by $4,260,196. The health and bio-product segment contributed to increased sales by $319,010, or 6% compared to the corresponding period of 2009, mostly due to the new products marketed in 2010. The aquatic products segment increased its sales by $67,211, or 1% in the second quarter of 2010 compared to the same period of 2009 mostly as a result of increased volumes.

Cost of sales. Cost of sales increased by $4,682,787 or 50% to $14,130,062 from $9,447,275 for the three months ended June 30, 2010, as compared to the corresponding period of the prior year. Most of the increase in cost of sales was the result of the newly added feed product segment which contributed to the increase by $3,865,130. The gross profit ratio of the feed product segment in the current period of 2010 was 9.3%, reducing substantially the overall gross profit ratio of the group. The overall gross profit ratio of the Group decreased from 41% for the three months period ended June 30, 2009 to 32% for the corresponding period of 2010, mostly due to the reduced margins from the feed products segment, compared to the other segments; had it not been for the lower gross profit ratio of the feed product segment in 2010, the average ratio of the other two segments would have stood at 37% in 2010. The deterioration in the gross profit margin in 2010 for the aquaculture product and the health and bio-products segments was the result of increased direct materials and labor costs in the current period of 2010 compared to the corresponding period of 2009.

Selling and distribution expenses. Selling and distribution expenses increased by $136,648 to $426,798 for the three months period ended June 30, 2010, as compared to the corresponding period of the previous year. As a percentage of sales, the selling and distribution expenses remained relatively stable at approximately 2% of sales in the current quarter of 2010, as compared to the corresponding quarter of 2009.

Marketing and advertising expenses. Marketing and advertising expenses decreased by $238,511 or 18% from $1,338,860 to $1,100,349 as compared to the corresponding period of the previous year. As a percentage of sales, this expense continues to be the most important expense of the health and bio-product segment, corresponding to 15% of sales in 2010 and 24% in the same period of 2009. Those advertising expenditures for the promotion of our health and bio-products to achieve customer recognition are consistent with industry practices. In the current period of 2010, the marketing and advertising efforts were driven more towards product presentation to the consumers than media advertising, as in 2009.

General and administrative expenses. General and administrative expenses decreased by $99,548, or 5%, to $1,924,045 in the current three months period ended June 30, 2010, from $2,023,593 in the corresponding period of 2009. No significant variation occurred in 2010 compared to 2009.

Depreciation and amortization. Depreciation and amortization increased by $17,346 to $108,072 in the current quarter when compared to the same quarter of 2009. In the three months period ended June 30, 2009, depreciation of newly acquired fixed assets in the second portion of 2009 and the first half of 2010 was offset by the effect of fully depreciated fixed assets.

(Recovery of)/Doubtful accounts. Doubtful accounts in the current three months period of 2010 amounted to $546,551, compared to a recovery of $12,379 in the corresponding period of 2009. The increase in 2010 originated mostly from the aquaculture product segment as aging of receivables triggered additional provision requirement of $540,060. The health and bio-products segment showed sufficient amount of provision in June 2010. The amount of provision is to provide for potential risk of losses related to the receivables on hand and no such losses have materialized to date.

Income from operations. Income from operations decreased to $2,420,297 in the current quarter of 2010 from $2,831,532 in the corresponding quarter of the previous year. Although sales increased by 29% in the current quarterly period, the total gross profit was lower by $36,370 in 2010 compared to 2009. That reduction in gross profit and gross profit ratio was offset by a reduction in general overheads. Finally, the bad debt increase of $558,930 was the major contributing factor to the reduction in income from operations in the current period of 2010.

Finance (income)/costs. In the second quarter of 2009, financing costs included recognition of the carrying interests on the promissory notes issued in November 2006 added to the combination of amortization of the future conversion of warrants (non–cash) attributed to investors on those November 2006 notes of $5,000,000, added to the amortization of the embedded conversion option (non–cash) related to the same notes. No such expenses were incurred in 2010 as the notes were totally repaid through their conversion attribute in late 2009. In the second quarter of 2010, finance income was related mostly to interest on cash balances.

Fair value change in derivative financial instruments. Effective January 01, 2009, in recognition of new accounting standards related to the fair value of our outstanding warrants and embedded conversion feature of our promissory notes in accordance with FASB ASC 815-40 and FAS No.133, we recognized in our income statement the change in value of those two items included in our current liabilities. In the second quarter of 2009, that change in value of the outstanding warrants and embedded conversion feature on our outstanding notes amounted to $1,055,869, shown as expense. In the second quarter of 2010, we recognized an income of $226,751 corresponding to the reduction in fair value of the outstanding warrants only, as all the notes have been converted as of December 31, 2009. This fair value change will continue to be evaluated quarterly in the future until expiration of the warrants, and the corresponding change will be charged or credited to our income in the corresponding period.

Income before income taxes. Income before income taxes increased by $1,057,542 in the current three months of 2010, when compared to the same period of 2009. Although income from operations showed a deterioration in 2010 as described above, financing income and fair value change in derivative financial instruments created a significant improvement in the income before income tax in the current three months period of 2010 compared to the same period of 2009.

Current income taxes. In the current three months period ended June 30, 2010, current income taxes increased by $807,539 to $1,343,440 from $535,901 in the corresponding period of 2009. Current income tax was higher in 2010 due to the application of the new PRC Enterprise Income Tax Law (EIT), which became effective on January 1, 2008, which increased the tax rates from 20% in 2009 to 22% in 2010 on our bio-product segment and feed product segment. Furthermore, non-deductible marketing and advertising of prior years for the health and bio-product segment were assessed in 2010 triggering additional income taxes of approximately $730,000 in 2010. The new EIT provides, amongst other issues, that income derived from preliminary processing of fishery products is now income tax exempt while the tax rate on our bio-product segment is increasing yearly until it reaches 25% in 2012.

Deferred income taxes. There was no deferred income tax recognized in both periods as there was no material timing differences to justify recognition of such deferred tax expenses.

Net income attributable to shareholders. In the current three months period of 2010, the Company realized a net income of $1,329,739 compared to $1,084,736 in the corresponding period of 2009. The 2010 improvement in income before income taxes described above was offset by additional income taxes from the health and bio-product segment.

Results of Operations – Six Months Ended June 30, 2010 as Compared to Six Months Ended June 30, 2009

Total sales for the six months period ended June 30, 2010 increased by 30%, from $26,850,578 in 2009 to $35,032,082 in 2010. Most of the increase in sales originates from the feed product segment added in late 2009. Gross profit for the six months period ended June 30, 2010 decreased by 1% to $10,904,152 when compared to the same period of 2009. The gross profit ratio for the six months period ended June 30 decreased from 41% in 2009 to 31% in 2010. That deterioration in the gross profit ratio in the first six months of 2010 compared to the corresponding 2009 period is due to the mix of reductions in gross profit originating from the aquatic product segment from 26% in 2009 to 19% in 2010, from the health and bio-product segment decreasing from 77% in 2009 to 70% in 2010 and from the new feed product segment showing a gross profit ratio of 11% in 2010. Higher manufacturing costs was the main driver in the reduction of the gross profit ratio experienced in the first half of 2010 for both the aquaculture product segment and the health and bio-product segments. Although the gross profit was lower in the first half of 2010 when compared to the corresponding period of 2009, income from operations improved slightly in 2010 mostly due to the reduction of marketing and advertising expenses and additional 2010 gross profit from the new feed product segment. Net income increased from $2,200,091 in the first six months of 2009 to $2,832,934 in the corresponding period of 2010. The increased net income of 2010 was the result of increased income from operations described above, added to a substantial reduction of finance costs of $708,685 coupled with the favorable effect of the fair value change in derivative financial instruments of $594,704. In the first six months of 2009, finance costs were relating to the convertible notes issued in November 2006 which were totally repaid at the end of 2009; such costs did not occur in 2010 accordingly.

Segments

Aquatic Products Segment

Hainan Quebec Ocean Fishing Co. Ltd (“HQOF”) is engaged in the manufacturing and selling of aquatic products. The revenue contributed by this segment increased by $473,214 or 2% to $18,283,933 for the six months period ended June 30, 2010 compared to $17,810,719 for the corresponding period of 2009. The increase is due to a mix of 4% reduction in volume offset by an average increase in prices of approximately 5%. The related gross profit ratio of this segment went from 26% for the six months period ending in June 2009 compared to 19% in the corresponding period of 2010. The decrease in the gross profit ratio in 2010 originates mostly from an increase in cost of direct materials experienced in 2010, compared to the same period of 2009. This segment contributed $1,535,601 to our net income in the first six months of 2010, as compared to net income of $3,599,571 for the corresponding period of 2009, a reduction of 57%. That reduction is due mostly to the 7% reduction in the gross profit ratio experienced in the first six months period of 2010 added to a significant increase in bad debts of $1,387,343 to provide for potential credit losses on our receivables which did not materialize to date.

Health and Bio-products Segment

Jiahua Marine is engaged in the manufacturing and selling of marine bio and health care products. During the six months period ended June 30, 2010 and 2009, Jiahua Marine realized sales of $9,425,421 and $9,039,859 respectively, an increase of $385,562 or 4%. The increase in sales is related to new products that were marketed in recent quarters. The gross profit ratio from this segment went from 77% in the six months period ended June 2009 to 70% in the corresponding period of 2010. That decrease in the gross profit ratio experienced in 2010 is due to higher packaging costs related to the new products (OMOJO brand) marketed in 2010. The major expense of this segment continues to be marketing and advertising, corresponding to 20% and 31% of revenues for the six months ended June 30, 2010 and 2009 respectively. The reduction of such expenses is due to the company reorienting its media advertising efforts to better product presentation in order to draw more consumers to its products. The net income contributed by this segment was $3,866,100 and $2,608,376 for the six months period ended June 30, 2010 and 2009 respectively, an improvement of 48%. Although this segment showed a reduction of $336,443 in gross profit in the first half of 2010 compared to 2009, that was largely offset by a decrease in marketing and advertising expenses of $895,494 in 2010 added to an improvement in bad debt recovery amounting to $1,526,196 in the same period.

Feed Products Segment

Our new feed mill facility completed in the last quarter in 2009, is engaged in the manufacturing and selling of feed products. During the six months period ended June 30, 2010, this segment recorded sales of $7,322,728 with a profit margin of 11% or $816,134. This new segment’s contribution to net income in the first half of 2010 amounted to $478,901. It is expected that there will be further improvement in gross margin contributions in the coming quarters, as volumes ramps up.

Operations

Sales. For the six months period ended June 30, 2010, sales increased by $8,181,504 or 30% to $35,032,082. Approximately 91% of the improvement is due to the new feed product segment added in late 2009. The aquaculture product segment increased it sales by $473,214 in the first half of 2010 (3%) and the health and bio-products segment increased its sales by $385,562 (4%) in the same period, when compared to the corresponding period of 2009.

Cost of sales. Cost of sales increased by $8,342,850 or 53% to $24,127,930 from $15,785,080 for the six months period ended June 30, 2010, as compared to the corresponding period of the prior year. Approximately 78% of the increase relates to the new feed product segment added in late 2009. The increase in cost of direct materials in the aquaculture product segment experienced in the first half of 2010 was the major cause of the increase in cost of sales. The gross profit ratio decreased from 41% for the six months period ended June 30, 2009 to 31% for the same period of 2010. The overall gross profit ratio deterioration in the current six months period of 2010 originates from increase in costs of direct materials from both the aquaculture and health and bio-products segments.

Selling and distribution expenses. Selling and distribution expenses increased by $244,580 or 45% from $544,302 to $788,882 for the six months period ended June 30, 2010, as compared to the corresponding period of the prior year. As a percentage of sales, the selling and distribution expenses remained relatively stable at approximately 2% of sales in the current six months period of 2010, as compared to the corresponding period of 2009.

Marketing and advertising expenses. Marketing and advertising expenses decreased by $687,156 or 25% from $2,765,486, to $2,078,330, as compared to the corresponding period of prior year. Those expenses correspond to approximately 20% of our bio-product sales of 2010 compared to 31% of sales in 2009. The advertising expenditures are for the promotion of our health and bio-products to achieve customer recognition and are consistent with industry practices. In the first half of 2010, those marketing efforts were gradually reoriented to better product presentation to draw more consumers to our products.

General and administrative expenses. General and administrative expenses increased by $282,895 or 8% to $3,912,860 from $3,629,965 as compared to the corresponding period of the previous year. Approximately 61% of the increase is related to the new feed product segment. No significant increases occurred in the first half of 2010 compared to 2009.

Depreciation and amortization. Depreciation and amortization decreased by $63,136 or 24% to $204,404 as compared to the corresponding period of prior year, mainly as a result of reduced amortization of intangible assets in 2010 compared to 2009 and fixed assets coming to the end of their useful lives in 2010.

(Recovery of)/Doubtful accounts. Recovery of doubtful accounts amounted to $125,662 for the six months period ended June 30, 2010 compared to a doubtful account expense of $19,187 for the corresponding period of 2009. The increase of $1,387,343 in the first half of 2010 from the aquaculture product segment was offset by an improved recovery of $1,526,196 in the health and bio-product segment. This expense corresponds to an estimated amount of potential losses on our receivables that did not occur to date, but might occur in the future. It is based on aging of receivables in each segment individually evaluated as to its potential risk of loss. Management believes that the provision for doubtful accounts is representative of the risk of potential losses in our receivables at June 30, 2010.

Income from operations. Income from operations for the six months period ending June 2010 increased from $3,839,019 in 2009 to $4,045,338 in the corresponding period of 2010, an increase of $ 206,319. Although sales increased in the first half of 2010 compared to the first half of 2009 by $8,181,504, the gross profit generated by those sales was reduced by $161,346 in 2010. That reduction in gross profit was offset by reduced overheads in 2010, mostly marketing and advertising expenses and bad debt recovery as described above.

Finance (income)/ costs. In the first half of 2009, financing costs included recognition of the carrying interests on the promissory notes issued in November 2006 added to the combination of amortization of the future conversion of warrants (non–cash) attributed to investors on those November 2006 notes of $5,000,000, added to the amortization of the embedded conversion option (non–cash) related to the same notes. No such expenses were incurred in 2010 as the notes were totally repaid through their conversion attribute in late 2009. In the second half of 2010, finance income was related mostly to interest on cash balances.

Fair value change in derivative financial instruments. Effective January 01, 2009, in recognition of new accounting standards related to the fair value of our outstanding warrants and embedded conversion feature of our promissory notes in accordance with FASB ASC 815-40 and FAS No.133, we recognized in our income statement the change in value of those two items included in our current liabilities. In the first half of 2009, that change in value of the outstanding warrants and embedded conversion feature on our outstanding notes amounted to $229,998, shown as expense. In the first half of 2010, we recognized an income of $364,706 corresponding to the reduction in fair value of the outstanding warrants only, as all the notes have been converted as of December 31, 2009. This fair value change will continue to be evaluated quarterly in the future until expiration of the warrants, and the corresponding change will be charged or credited to our income in the corresponding period.

Income before income taxes. Income before income taxes increased by $1,477,867 in the current six months period of 2010, when compared to the same period of 2009. Although income from operations showed an improvement of $ 206,319 in the first half of 2010 as described above, financing income and fair value change in derivative financial instruments created a significant improvement in the income before income tax in the current six months period of 2010 compared to the same period of 2009; those two items were also described above.

Current income taxes. Current income taxes increased by $845,024 to $1,607,494 in the first half of 2010, from $762,470 in the corresponding period of 2009. The increase in current income taxes is mostly due to the combination of increased taxable income in 2010 added to higher income tax rate in the same period from the health and bio-product segment, since the new tax legislation was promulgated in 2008. The health and bio-product segment actual income tax rate will increase yearly until it reaches 25% in year 2012.

Deferred income taxes. There was no deferred income tax recognized in both periods as there was no material timing differences to justify recognition of such deferred tax expenses.

Net income attributable to shareholders. The net income attributable to shareholders improved from $2,200,091 for the six months period ended June 30, 2009, to $2,832,934 for the corresponding period of 2010. As indicated above, reductions in financial expenses, and marketing and advertising expenses in the first half of 2010 are the major factors supporting the improved results of 2010, when compared to the corresponding period of 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents remain solid at $43,839,971 at June 30, 2010, as compared to $36,957,303 at December 31, 2009. As of June 30, 2010, working capital was $93,668,722 compared to $90,760,981 at December 31, 2009. The funds generated by the operating activities during the second quarter of 2010 were used mainly to improve our cash position at June 30, 2010.

Total assets increased by $1,898,235, or 2%, to $121,704,060 at June 30, 2010, compared to $119,805,825 as of December 31, 2009. Shareholders’ equity increased by $3,170,409 or 3%, to $115,194,016 at June 30, 2010, from $112,023,607 as of December 31, 2009.

To date, we have financed our operations through the combination of our operating revenues, equity and debt financing (in connection with which we have at times incurred significant costs), short–term bank loans, and the use of shares of our common stock issued as payment for services rendered to us by third parties. In the past, we issued shares of our common stock and warrants in private placement transactions to help finance our operations, and to pay for professional services (such as financial consulting, market development, legal services and public relations services). We recognized these services on our books as operating or deferred expenses and amortized over their estimated useful life. The number of shares we issued for these purposes were determined as of the dates of invoices relating to such services, and the shares were valued at their market prices on those respective dates. In addition, as required by PRC laws, we establish yearly reserves shown in the stockholders’ equity section of our balance sheet. Those reserves, which are created by a transfer from the retained earnings account, limit our capacity to pay dividends to stockholders until the retained earnings become positive. The laws and regulations of the PRC restrict any form of distribution of statutory surplus reserve, whether by cash dividends or for use in the US operations. As of June 30, 2010, the remaining statutory surplus reserve required is approximately $1.75 million (December 31, 2009: $2.33 million). As we are in an expansion phase, we do not intend to pay dividends to stockholders in the foreseeable future. To date, we have not paid any dividends.

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

At present, about 42% of our consolidated sales are derived from our five largest clients, and our results of operations therefore depend on a small number of clients (43% in 2009). As part of our short and medium–term business plan, including our recent efforts to raise funds to support the anticipated expansion of our operations, we intend to invest in our infrastructure to construct a new processing plant. We expect that this will allow us to meet forecasted incremental demand for our products in the United States and Europe. As a result, we plan to develop and serve new clients, which should reduce our dependence on individual clients to more acceptable levels.

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

The ratio of current assets to current liabilities decreased to 15.4 times ($100,178,766/$6,510,044) at June 30, 2010, from and 12.7 times ($98,543,199/$7,782,218) at December 31, 2009.

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

b) Changes in Internal Control over Financial Reporting.

During the quarter ended June 30, 2010, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Form 10-Q, before investing in our securities. If any of the events anticipated by the risks described below occur, our results of operations and financial condition could be adversely affected which could result in a decline in the value of our securities, causing you to lose all or part of your investment.

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

We have derived, and over the near term we expect to continue to derive, a significant portion of our sales from a limited number of customers. For example, our five largest customers accounted for a total of 40.6% of our consolidated sales for the year ended December 31, 2009, and they are all related to the aquaculture product segment. At June 30, 2010, approximately 42.3% of our trade receivables were from transactions with these five largest customers. The loss of any of these customers or non-payment of outstanding amounts due to the company from these customers could materially and adversely affect our results of operations, financial position and liquidity.

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

Climate change and related regulatory responses may impact our business.

Climate change as a result of emissions of greenhouse gases is a significant topic of discussion and may generate U.S. federal and other regulatory responses in the near future, including the imposition of a so-called “cap and trade” system. It is impracticable to predict with any certainty the impact of climate change on our business or the regulatory responses to it, although we recognize that they could be significant. The most direct impact is likely to be an increase in energy costs, which would increase slightly our operating costs, primarily through increased utility and transportations costs. However, it is too soon for us to predict with any certainty the ultimate impact, either directionally or quantitatively, of climate change and related regulatory responses.

To the extent that climate change increases the risk of natural disasters or other disruptive events in the areas in which we operate, we could be harmed. While we maintain business recovery plans that are intended to allow us to recover from natural disasters or other events that can be disruptive to our business, our plans may not fully protect us from all such disasters or events.

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

In June 2007, the U.S. Food and Drug Administration issued an alert report on the sale of five types of farm-raised seafood from China in the United States because of unapproved chemical residues. The five types of farm-raised seafood are shrimp, catfish, eel, basa and dace. As a result, in order for the seafood to be sold in the United States, importers must provide independent testing that shows the seafood does not contain the unapproved residues. Although tilapia is not included in the list and we believe our main seafood product, which is tilapia, does not contain any of the unapproved residues, it is possible that our business may be adversely impacted as a result of the negative public reports on seafood imported from China.

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

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and pose challenges for our management team.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

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

As of June 30, 2010, we had 14,681,002 shares of common stock issued and outstanding. We currently have outstanding Class B warrants to purchase up to 114,583 shares of our common stock and stock purchase warrants to purchase up to 30,000 shares of our common stock issued in connection with the November 2006 financing. In addition, we currently have 100,000 shares of Series A preferred stock issued and outstanding, and the holders of our Series A preferred stock have an option right to convert each share of Series A Preferred Stock into 0.1 shares of our common stock. These shares, including all of the shares issuable upon conversion of our Series A preferred stock and upon exercise of our warrants, may be sold into the market place currently. The sale of these shares may adversely affect the market price of our common stock.

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

Risks Relating to NewCo and the Expansion of our Health and Bio-products Segment

Our board of directors may decide not to approve the equity offering or stock exchange listing of our health and bio-products segment; even if our board of directors approves, the consummation of the equity offering and the successful listing of NewCo common stock on a stock exchange will be subject to a number of conditions.

Our board of directors and management are evaluating the proposed equity offering and stock exchange listing of NewCo to determine whether the transaction is in our best interests as well as those of our stockholders. The board of directors may decide not to approve the proposed equity offering and stock exchange listing of NewCo if at any time it determines, in its sole discretion, that we are better served by not completing the transaction.

Even if the board of directors approves the equity offering and stock exchange listing, the transaction will be subject to a number of conditions, including: (i) approval from Hong Kong securities regulators and other applicable regulators; (ii) the receipt of all permits, registrations and consents required under the securities laws of states or other political subdivisions of the U.S. or of the PRC in connection with the equity offering and stock exchange listing; (iii) HKEK’s approval for listing of NewCo’s common stock; and (iv) the nonexistence of any order, injunction or decree issued by any court of competent jurisdiction or other legal restraint or prohibition that might prevent the consummation of the equity offering and stock exchange listing or any of the transactions related thereto. If we are not able to meet these conditions, we may not be able to complete the equity offering or successfully list the common stock of NewCo on a stock exchange.

If the equity offering and the stock exchange listing are consummated, our existing stockholders’ ownership percentage in our health and bio-products business will be diluted.

In connection with the proposed equity offering and stock exchange listing described under “Management’s Discussion and Analysis – General Overview – Health and Bio-products Segment – Proposed Equity Offering and Listing,” we would contribute our health and bio-products business to a newly created subsidiary and sell up to 35% of the equity interests in that subsidiary to Asian investors. If this transaction is consummated, your ownership interest in this business segment would be diluted.

Even if the proposed equity offering and stock exchange listing are successfully completed, we may not achieve the desired results and there is no guarantee that we will receive any benefits.

In “Management’s Discussion and Analysis – General Overview – Health and Bio-products Segment – Proposed Equity Offering and Listing,” we describe the purposes and potential benefits to the proposed equity offering and stock exchange listing. However, we may not be able to achieve some or all of the benefits or such benefits may be delayed or may not occur at all. If we do not achieve these benefits, our revenue and operating profits may be adversely impacted.

The proposal to open new health product stores in China and our potential franchising opportunities in connection with such stores may become critical components of our growth and overall business strategy; yet we have no experience operating retail stores or franchises.

Because we have no experience operating retail stores or franchises, it is difficult to forecast accurately our future revenues and expenses related to these business opportunities. Additionally, our health product stores would be subject to risks inherent in the establishment of a new business, including, among other things, efficiently deploying our capital, developing our product and service offerings, complying with the Food Safety Laws of China and other applicable regulations, developing and implementing our marketing campaigns and strategies. Our ability to generate future revenues from these operations will be dependent on a number of factors, many of which are beyond our control. To be successful, we must establish market recognition in this business. This will require us to expend significant resources, including capital and management time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period from January 1, 2010 to June 30, 2010, no securities were issued.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no material defaults.

ITEM 4 - [RESERVED]

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

Dated: August 9, 2010

HQ SUSTAINABLE MARITIME INDUSTRIES, INC.

By:	/s/ Norbert Sporns
Name:	Norbert Sporns
Title:	Chief Executive Officer and President

By:	/s/ Jean-Pierre Dallaire
Name:	Jean-Pierre Dallaire
Title:	Chief Financial Officer

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.