Form 10-Q
period 2010-09-30
HQ SUSTAINABLE MARITIME INDUSTRIES, INC.
filed 2010-11-09
CIK 857073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2010
Common stock, $0.001 par value	17,895,175

ii

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010 (Unaudited)	December 31, 2009 (Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$64,469,046	$36,957,303
Trade receivables, net of provisions (Note 6)	52,052,376	58,186,055
Inventories (Note 7)	2,187,885	2,204,931
Prepaid expenses	2,712,784	1,194,910

TOTAL CURRENT ASSETS	121,422,091	98,543,199

PROPERTY, PLANT AND EQUIPMENT, NET	20,235,954	20,150,568
CONSTRUCTION IN PROGRESS	—	21,384
INTANGIBLE ASSETS	979,031	979,738
OTHER ASSETS
Deferred taxes (Note 9)	113,087	110,936
Deferred expenses (Note 10)	236,821	—

	349,908	110,936

TOTAL ASSETS	$142,986,984	$119,805,825

The accompanying notes are an integral part of the consolidated financial statements.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010 (Unaudited)	December 31, 2009 (Audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,610,552	$6,770,470
Tax payable	1,022,718	566,054
Due to directors	830,570	—
Derivative liabilities (Note 12)	—	445,694

TOTAL CURRENT LIABILITIES	8,463,840	7,782,218
LONG-TERM LIABILITIES
Derivative liabilities (Note 12)	2,238,845	—

TOTAL LIABILITIES	10,702,685	7,782,218

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 100,000 shares issued and outstanding	100	100
Common stock, $0.001 par value, 200,000,000 shares authorized, 17,884,001 and 14,681,002 shares issued and outstanding as of September 30, 2010 and December 31, 2009	17,884	14,681
Additional paid-in capital	87,441,271	79,281,209
Accumulated other comprehensive income	11,899,826	9,508,756
Retained earnings	24,996,016	15,737,809
Appropriation of retained earnings (Reserves)	7,929,202	7,481,052

TOTAL SHAREHOLDERS’ EQUITY	132,284,299	112,023,607

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$142,986,984	$119,805,825

The accompanying notes are an integral part of the consolidated financial statements.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
SALES	$28,210,259	$22,156,867	$63,242,341	$49,007,445
COST OF SALES	18,703,247	12,398,275	42,831,177	28,183,355

GROSS PROFIT	9,507,012	9,758,592	20,411,164	20,824,090
SELLING AND DISTRIBUTION EXPENSES	466,832	417,076	1,255,714	961,378
MARKETING AND ADVERTISING	1,269,337	1,703,664	3,347,667	4,469,149
GENERAL AND ADMINISTRATIVE EXPENSES	1,815,708	1,432,869	5,728,567	5,062,834
DEPRECIATION AND AMORTIZATION	128,082	30,795	332,487	298,335
(RECOVERY OF)/DOUBTFUL ACCOUNTS	(1,977,968)	1,309,803	(2,103,630)	1,328,990

INCOME FROM OPERATIONS	7,805,021	4,864,385	11,850,359	8,703,404
FINANCE COSTS	259,567	155,175	266,998	840,400
FAIR VALUE CHANGE IN DERIVATIVE FINANCIAL INSTRUMENTS	(254,321)	(154,200)	(619,027)	75,798
OTHER INCOME	(60,505)	(8,384)	(98,319)	(47,149)

INCOME BEFORE INCOME TAXES	7,860,280	4,871,794	12,300,707	7,834,355
INCOME TAXES
CURRENT	993,614	824,360	2,601,108	1,586,831
DEFERRED	—	—	—	—

NET INCOME ATTRIBUTABLE TO SHAREHOLDERS	6,866,666	4,047,434	9,699,599	6,247,524
OTHER COMPREHENSIVE INCOME
FOREIGN CURRENCY TRANSLATION (LOSS)/GAIN	2,108,492	(51,777)	2,391,070	(104,177)

COMPREHENSIVE INCOME	$8,975,158	$3,995,657	$12,090,669	$6,143,347

NET INCOME PER SHARE (Note 4)
BASIC	$0.420	$0.297	$0.636	$0.491

DILUTED	$0.399	$0.268	$0.577	$0.472

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING
BASIC	16,352,132	13,639,455	15,244,167	12,716,956

DILUTED	16,552,132	14,840,283	15,737,106	13,912,762

The accompanying notes are an integral part of the consolidated financial statements.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC. AND SUBSIDIARIES

(INCORPORATED IN THE STATE OF DELAWARE WITH LIMITED LIABILITY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	2010	2009
OPERATING ACTIVITIES
Net income	$9,699,599	$6,247,524
Non-cash items:
Depreciation and amortization	1,404,021	1,048,345
Loss of disposal of fixed assets	33,708	—
Transfer from construction in progress	14,910	—
Fair value change in derivative financial instruments	(619,027)	(75,798)
Financial and other non-cash services	—	1,115,823
Change in non–cash working capital items:
Inventories	17,047	(367,571)
Trade receivables, net of provisions	6,133,679	(12,690,375)
Prepaid expenses	(1,752,419)	(262,416)
Accounts payables and accrued expenses	(159,915)	1,512,242
Tax payable	456,664	21,750

Cash flow generated from (used in) operating activities	15,228,267	(3,450,476)

INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(1,118,605)	(163,842)
Sales proceeds of disposal of fixed assets	2,203	—
Construction in progress	6,679	(6,570,719)
Deferred expenses	(234,545)	—

Cash flow used in investing activities	(1,344,268)	(6,734,561)

FINANCING ACTIVITIES
Net cash proceeds from issuance of common stock	10,411,077	10,774,720
Due to directors	825,839	(197,803)

Cash flow generated from financing activities	11,236,916	10,576,917

NET CHANGE IN CASH AND CASH EQUIVALENTS	25,120,915	391,880
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,390,828	230,881
Cash and cash equivalents, beginning of period	36,957,303	54,920,548

Cash and cash equivalents, end of period	$64,469,046	$55,543,309

SUPPLEMENTARY CASH FLOWS DISCLOSURES
Interest paid	$—	$—

Taxes paid	$2,171,657	$1,565,081

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued for services	$—	$461,624

The accompanying notes are an integral part of the financial statements.

HQ SUSTAINABLE MARITIME INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2010

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

For the three months and nine months ended September 30, 2010 and 2009, the accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Significant inter-company balances and transactions have been eliminated upon consolidation. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company’s management believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s 2009 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company’s latest Form 10-K.

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of the Company’s management, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position, the results of operations and cash flows for the three months and nine months ended September 30, 2010 and 2009 respectively.

The consolidated balance sheet as of December 31, 2009 is derived from the Company’s audited financial statements.

The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2010.

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

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share (EPS) computation at September 30, 2010 and 2009.

	September 30, 2010 (Three months)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS

Net income available to common shareholders	$6,866,666	16,352,132	$0.420

Effect of dilutive securities stock options issued to employees and investors	(254,321)	200,000

Net income available to common stockholders plus assumed conversions	$6,612,345	16,552,132	$0.399

	September 30, 2009 (Three months)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS

Net income available to common shareholders	$4,047,434	13,639,455	$0.297

Effect of dilutive securities stock options issued to employees and investors	(72,950)	1,200,828	—

Net income available to common stockholders plus assumed conversions	$3,974,484	14,840,283	$0.268

	September 30, 2010 (Nine months)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS

Net income available to common shareholders	$9,699,599	15,244,167	$0.636

Effect of dilutive securities stock options issued to employees and investors	(619,027)	492,939	—

Net income available to common stockholders plus assumed conversions	$9,080,572	15,737,106	$0.577

	September 30, 2009 (Nine months)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS

Net income available to common shareholders	$6,247,524	12,716,956	$0.491

Effect of dilutive securities stock options issued to employees and investors	319,548	1,195,806	—

Net income available to common stockholders plus assumed conversions	$6,567,072	13,912,762	$0.472

NOTE 5—FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of certain financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued expenses and debt, approximates their fair value at September 30, 2010 and December 31, 2009 due to the relatively short-term maturity of these instruments.

NOTE 6—TRADE RECEIVABLES

The Group’s trade receivables at September 30, 2010 and December 31, 2009 are summarized as follows:

	September 30, 2010	December 31, 2009
Trade receivables	$52,929,063	$60,736,950
Other receivables	448,169	865,490

	53,377,232	61,602,440
Less: Provision for doubtful accounts	1,324,856	3,416,385

Balance at end of period	$52,052,376	$58,186,055

The activity in the Group’s provision for doubtful accounts during the period ended September 30, 2010 and the year ended December 31, 2009 is summarized as follows:

	September 30, 2010	December 31, 2009
Balance at beginning of period	$3,416,385	$299,125
Add: (Recovery) /provision during the period, net	(2,103,630)	3,114,387
Exchange difference transfer to exchange reserve	12,101	2,873

Balance at end of period	$1,324,856	$3,416,385

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

The inventories as at September 30, 2010 and December 31, 2009 are summarized as follows:

	September 30, 2010	December 31, 2009
Raw materials	$530,619	$521,798
Work-in-progress	266,720	303,643
Finished goods	1,390,546	1,379,490

	$2,187,885	$2,204,931

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

	2010	2009
Quarter-end RMB : US$ exchange rate	6.6981	6.8315
Average RMB : US$ exchange rate	6.7534	6.8323

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

At September 30, 2010, the company had estimated U.S. net operating losses (“NOLs”) of approximately $19.8 million. If not utilized, the NOLs will expire at various times between 2024 and 2029. The benefit from these NOLs has been fully offset by a valuation allowance. A valuation allowance for NOLs is provided when it is more likely than not that NOLs will not be realized. Realization is dependent upon the generation of future taxable income or the reversal of net operating incomes during the periods in which those NOLs become deductible in the U.S. We consider the history of taxable income in recent years, the projected future taxable income and tax planning strategies to make this assessment.

Deferred taxation is calculated under the liability method in respect of taxation effect arising from all timing differences, which are expected with reasonable probability to crystallize in the foreseeable future.

NOTE 10—DEFERRED EXPENSES

The deferred expenses correspond to costs incurred in 2010 in relation with the development and maintenance of fish ponds.

NOTE 11—INCOME TAXES

The Company’s subsidiaries registered in the PRC are subject to state and local income taxes within the PRC at the applicable tax rates on the taxable income as reported in their PRC statutory financial statements in accordance with the relevant income tax laws applicable to foreign enterprises. On March 17, 2007, a new PRC Enterprise Income Tax Law (EIT) was promulgated and introduced a new uniform tax regime in the PRC. The EIT became effective on January 1, 2008. That new Law provides, amongst other issues, that income derived from processing of fishery products and processing of agricultural products will be exempt from the EIT tax rate, which only applies to HQOF. Starting in 2008, HQOF benefits from a “0” % tax rate. Our Jiahua Marine and Feedmill operating units were subject to a tax rate under the new law, which increased by 2 % in 2010 and will increase gradually until it reaches a maximum of 25 % in 2012.

The statutory income tax rate in the PRC for 2010, for our segments, is as follows:

	HQOF	Jiahua Marine	Feedmill
Statutory tax rate	0%	22%	22%
Tax holidays and concessions	—	—	—

Effective tax rate	0%	22%	22%

Income taxes are calculated on a separate entity basis. Currently there is no tax benefit or burden recorded for the United States.

NOTE 12—DERIVATIVE LIABILITIES

Effective January 1, 2009, the Company adopted the provisions of Emerging Issues Task Force (EITF) EITF 07-05, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, (“EITF 07-05”). EITF 07-05 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As of January 1, 2009, as a result of adopting EITF 07-05, warrants to purchase 409,358 shares of our common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. As such, effective January 1, 2009, we were required to reclassify those warrants at their fair value to liabilities. Furthermore, since the promissory notes in the liabilities section carry an embedded conversion feature, this feature was also recognized as a derivative instrument under EITF 07-05. FASB ASC 815 “Derivatives and Hedging” (pre-Codification SFAS133) requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations. The difference between the amounts the warrants and the embedded conversion feature were originally recorded in the financials and the fair value of the instruments on January 1, 2009 was considered a cumulative effect of a change in accounting principle and required adjustment to the opening balance of retained earnings in the amount of $1,953,746.

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective of measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes-Merton (“BSM”) option valuation technique, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, and risk free rates) necessary to fair value these instruments. For complex derivative instruments, such as embedded conversion options embedded in hybrid debt instruments, we generally use the Monte Carlo Simulation (“MCS”) valuation technique because it embodies all of the requisite assumptions (including credit risk, interest-rate risk and exercise/conversion behaviors) that are necessary to fair value these more complex instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. Since derivative financial instruments are initially and subsequently carried at fair value, our income (loss) will reflect the volatility in these estimate and assumption changes.

The following tables summarize the components of derivative liabilities as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Class B Warrants	$(28,359)	$(321,188)
Tail Wind Warrants	(16,112)	(124,506)

August 2010 Warrants	(2,194,374)	—

Fair values	$(2,238,845)	$(445,694)

Freestanding derivative warrants were valued using the BSM option value technique. Significant assumptions underlying the calculations are as follows as of September 30, 2010 and December 31, 2009:

	Indexed Shares	Exercise Price	Remaining Term	Expected Volatility	Risk-Free Rate
September 30, 2010:

Class B Warrants (1)	114,593	$3.6125	0.33	73.49%	0.16%
Tail Wind Warrants (2)	32,051	$4.6800	1.26	62.28%	0.27%
August 2010 Warrants	1,601,499	$4.5156	4.94	63.67%	1.27%

December 31, 2009:

Class B Warrants	114,593	$6.00	1.04	88.92%	0.47%
Tail Wind Warrants	30,000	$5.00	1.99	96.91%	1.14%
August 2010 Warrants	—	—	—	—	—

(1)	Since the common stock and warrants issued in August 2010 were issued for a price lower than the stated exercise price of the Class B Warrants, the anti-dilution provisions provided in the Class B warrant agreement caused the exercise price to be repriced to $3.61.
(2)	Since the common stock and warrants issued in August 2010 were issued for a price lower than the stated exercise price of the Tail Wind Warrants, the anti-dilution provisions provided in the Tail Wind warrant agreement caused the exercise price to be repriced to $4.68 and the shares indexed to the warrant to increase by 2,051.

The following tables summarize the components of derivative income (expense) arising from fair value adjustments during the three months and nine months ended September 30, 2010 and September 30, 2009:

	Three months ended
	September 30, 2010	September 30, 2009
Warrants:
Repricing of Warrants	$(37,337)
Class B Warrants	49,626	$49,145
Tail Wind Warrants	24,228	(39,795)
August 2010 Warrants	217,804	—
Embedded conversion feature related to convertible debt	—	144,850

	$254,321	$154,200

	Nine months ended
	September 30, 2010	September 30, 2009
Warrants:
Repricing of Warrants	$(37,337)
Class A Warrants	—	$62,602
Class B Warrants	324,305	(56,352)
Class C Warrants	—	116,984
Class D Warrants	—	92,884
Tail Wind Warrants	114,255	(39,123)
August 2010 Warrants	217,804	—
Embedded conversion feature related to convertible debt	—	(252,793)

	$619,027	$(75,798)

FASB ASC 820-10-55-62 “Fair Value Measurements and Disclosures” (pre Codification FAS No. 157 Fair Value Measurements) provides that for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, a reconciliation is required of the beginning and ending balances. The reconciliation of our derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2010 is as follows:

Beginning balance, January 1, 2010	$(445,694)

Issuances:
August 2010 warrants	(2,412,178)

Fair value adjustments
Anti-dilution repricing event(1)	(37,337)
Other assumption changes(1)	656,364

Ending balance, September 30, 2010	$(2,238,845)

(1)	The aggregate amount of these two components equals our derivative (income) expense for the period.

NOTE 13—SEGMENTS

No geographical segment analysis is provided for the three months ended September 30, 2010 and 2009, respectively, as less than 10% of consolidated revenues and less than 10% of consolidated income from operations is attributable to the segment other than the Mainland China.

Business segment for the three months ended September 30, 2010

	Aquaculture Product	Health and Bio-product	Feed Product	Unallocated Items	Consolidation
Sales to external customers	$13,418,390	$8,574,334	$6,217,535	$—	$28,210,259

Cost of sales	10,931,845	2,520,865	5,250,537	—	18,703,247

Gross profit	2,486,545	6,053,469	966,998	—	9,507,012
Selling and distribution expenses	148,102	239,296	28,016	51,418	466,832
Marketing and advertising	—	1,269,337	—	—	1,269,337
General and administrative expenses	95,333	242,260	63,412	1,414,703	1,815,708
Depreciation and amortization	12,093	10,840	79,785	25,364	128,082
Recovery of doubtful accounts	(563,698)	(1,414,141)	(129)	—	(1,977,968)
Finance cost	6,075	533	5,991	246,968	259,567
Fair value change in derivative financial instruments	—	—	—	(254,321)	(254,321)
Income/(loss) before income taxes	2,818,570	5,725,275	794,115	(1,477,680)	7,860,280
Income taxes	—	962,869	30,745	—	993,614
Net Income/(loss) for the period	$2,818,570	$4,762,406	$763,370	$(1,477,680)	6,866,666

Segment assets	$59,551,934	$47,904,132	$28,385,490	$7,145,428	$142,986,984

Segment liabilities	$2,381,466	$2,560,469	$267,994	$5,492,756	$10,702,685

Business segment for the three months ended September 30, 2009

	Aquaculture Product	Health and Bio-product	Unallocated Items	Consolidation
Sales to external customers	$14,047,803	$8,109,064	$—	$22,156,867

Cost of sales	10,412,952	1,985,323	—	12,398,275

Gross profit	3,634,851	6,123,741	—	9,758,592
Selling and distribution expenses	222,185	194,718	173	417,076
Marketing and advertising	—	1,703,664	—	1,703,664
General and administrative expenses	98,936	122,048	1,211,885	1,432,869
Depreciation and amortization	6,641	2,144	22,010	30,795
(Recovery of) Doubtful accounts	138,024	1,171,783	(4)	1,309,803
Finance (income)/Costs	(14,546)	(19,832)	189,553	155,175
Fair value change in derivative financial instruments	—	—	(154,200)	(154,200)
Income/(loss) before income taxes	3,191,927	2,954,140	(1,274,273)	4,871,794
Income taxes	—	824,360	—	824,360
Net Income/(loss) for the period	$3,191,927	$2,129,780	$(1,274,273)	$4,047,434

Segment assets	$55,329,502	$40,906,084	$23,559,873	$119,795,459

Segment liabilities	$2,326,790	$2,410,491	$12,841,609	$17,578,890

Business segment for the nine months ended September 30, 2010

	Aquaculture Product	Health and Bio-product	Feed Product	Unallocated Items	Consolidation
Sales to external customers	$31,702,323	$17,999,755	$13,540,263	$—	$63,242,341

Cost of sales	25,705,407	5,368,639	11,757,131	—	42,831,177

Gross profit	5,996,916	12,631,116	1,783,132	—	20,411,164
Selling and distribution expenses	473,121	576,054	62,122	144,417	1,255,714
Marketing and advertising	—	3,137,723	—	209,944	3,347,667
General and administrative expenses	388,440	658,735	235,662	4,445,730	5,728,567
Depreciation and amortization	13,025	40,587	226,625	52,250	332,487
(Recovery of)/doubtful accounts	846,096	(2,943,601)	(6,125)	—	(2,103,630)
Finance (income)/costs	5,738	(6,437)	2,688	265,009	266,998
Fair value change in derivative financial instruments	—	—	—	(619,027)	(619,027)
Income/(loss) before income taxes	4,354,171	11,198,869	1,273,016	(4,525,349)	12,300,707
Income taxes	—	2,570,363	30,745	—	2,601,108
Net Income/(loss) for the period	$4,354,171	$8,628,506	$1,242,271	$(4,525,349)	$9,699,599

Segment assets	$59,551,934	$47,904,132	$28,385,490	$7,145,428	$142,986,984

Segment liabilities	$2,381,466	$2,560,469	$267,994	$5,492,756	$10,702,685

Business segment for the nine months ended September 30, 2009

	Aquaculture Product	Health and Bio-product	Unallocated Items	Consolidation
Sales to external customers	$31,858,522	$17,148,923	$—	$49,007,445

Cost of sales	24,072,262	4,111,093	—	28,183,355

Gross profit	7,786,260	13,037,830	—	20,824,090
Selling and distribution expenses	534,477	426,728	173	961,378
Marketing and advertising	—	4,467,544	1,605	4,469,149
General and administrative expenses	448,850	604,644	4,009,340	5,062,834
Depreciation and amortization	20,932	107,545	169,858	298,335
Doubtful accounts (Recovery of)	160,475	1,168,519	(4)	1,328,990
Finance (income)/Costs	(45,982)	(58,283)	944,665	840,400
Fair value change in derivative financial instruments	—	—	75,798	75,798
Income/(loss) before income taxes	6,791,498	6,324,986	(5,282,129)	7,834,355
Income taxes	—	1,586,831	—	1,586,831
Net Income/(loss) for the period	$6,791,498	$4,738,155	$(5,282,129)	$6,247,524

Segment assets	$55,329,502	$40,906,084	$23,559,873	$119,795,459

Segment liabilities	$2,326,790	$2,410,491	$12,841,609	$17,578,890

NOTE 14—CAPITAL COMMITMENT

A. CAPITAL COMMITMENTS

As of September 30, 2010, there were capital commitments amounting to $1,672,000, mostly related to costs to be incurred in relation to the initial public offering and listing of our Marine Bio and Healthcare Products segment on The Stock Exchange of Hong Kong Limited.

B. LEASE COMMITMENTS

The Company has entered into operating leases, for rental of office space and other services, which expire on different dates. The minimum future payments under these commitments for the next five years are as follows:

2010	$87,616
2011	214,486
2012	777,913
2013	223,256
2014	216,502
Thereafter	402,937

Total	$1,922,710

NOTE 15—RECENT PRONOUNCEMENTS

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. Other than requiring additional disclosures, the adoption of this new guidance will not have a material impact on our financial statements.

ASC 855, “Subsequent Events,” was amended in February 2010. Under the amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements for the period ended March 31, 2010.

The Company adopted ASC Topic 718, using a modified prospective application transition method, which establishes accounting for stock-based awards in exchange for employee services. Under this application, the Company is required to record stock-based compensation expense for all awards granted after the date of adoption and unvested awards that were outstanding as of the date of adoption. ASC Topic 718 requires that stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized in expense over the requisite services period. Any subsequent changes in the market value of the underlying common stock are reflected in the expense recorded in the subsequent period in which that change occurs.

Common stock, stock options and warrants issued to other than employees or directors in exchange for services are recorded on the basis of their fair value, as required by ASC Topic 718, which is measured as of the date required by ASC Topic 505-50. In accordance with ASC Topic 505-50, the non-employee stock options or warrants are measured at their fair value as of the earlier of the date at which a commitment for performance to earn the equity instruments is reached (“performance commitment date”) or the date at which performance is complete (“performance completion date”).

NOTE 16—SHARES OF COMMON STOCK AND WARRANTS ISSUANCE

On August 13, 2010, we completed a public offering of 3,202,999 shares of our common stock and warrants to purchase 1,601,499 shares of common stock, pursuant to our shelf registration statement on Form S-3 (File No. 333-163454). We sold such securities in the offering at a price of $3.6125 per unit and received $11,570,833 in gross proceeds and approximately $10,411,077 in net proceeds, after deducting underwriting fees, legal fees and other estimated offering expenses.

Each Unit consists of (a) one share of Common Stock, and (b) 0.5 of a Warrant, each whole Warrant exercisable for one share of Common Stock at an exercise price of $4.5156 per share. The warrants are exercisable for a period of five years from the date of issuance, but not before February 13, 2011. The terms of the warrant provide for anti-dilution protections for traditional restructurings of our equity, such as stock-splits and reorganizations, if any. The exercise price and the amount and/or type of property to be issued upon exercise of the Warrants is also subject to adjustment if the Company engages in a “Fundamental Transaction”, contractually defined as a merger, sale of substantially all assets, tender offer or share exchange. The Warrants may be called by us to the extent they are not exercised, at any time after the 12 month anniversary of their issue date, but only if the volume weighted average price and average daily volume of the Common Stock exceeds $7.23 per share and 100,000 shares, respectively, as specified in the Warrant. The call price is $0.001 per share of Common Stock underlying each Warrant. If we call the Warrants, they may continue to be exercised until the tenth trading day after the Company’s call notice is received by the Warrant holder.

We have evaluated the terms and conditions of the common stock and warrants under the guidance of ASC 480, Distinguishing Liabilities from Equity. The common stock met the conditions for equity classification. The warrants embody a fundamental change-in-control redemption privilege wherein the holder may redeem the warrants in the event of a change in control for a share of assets or consideration received in such a contingent event. This redemption feature places the warrants within the scope of ASC 480-10, as put warrants and, accordingly, they are classified in liabilities and measured at inception and on an ongoing basis at fair value. The Warrants were valued using the Black-Scholes-Merton valuation technique. Significant assumptions included the following: market value of underlying, using the trading market of $3.10; expected term, using the contractual term of 5.0 years; market volatility, using historical volatility of 66.42%; and, risk free rate, using the yield on zero coupon government instruments of 1.47%.

Our allocation methodology provided that the proceeds were allocated first to the warrants at their fair value, and the residual to the common stock. Direct financing costs were allocated to the financial instruments issued (common stock and warrants) based upon their relative fair values. Amounts related to the common stock are recorded in equity while amounts related to the warrants were charged directly to income because the warrants were classified in liabilities, rather than equity, as described above.

The following table reflects the allocation of the purchase price on the financing date:

Allocation
Classification:
Common Stock (par value)	$3,203
Paid in capital, (net of $933,078 of financing costs)	8,222,374
Warrants	2,412,178
Financing expense	(226,678)

$10,411,077

NOTE 17—LEGAL PROCEEDINGS

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

NOTE 18—SUBSEQUENT EVENTS

In October 2010, to assure consistent quality and supply of our products to our clients, our Group acquired a 45% interest in Tastebud Fusion, Inc, a company located in the State of Washington, for a cash consideration of US$500,000. Tastebud Fusion processes frozen meals, has processed and will continue to process the Lillian’s Healthy Gourmet line of products that we are selling at this time to the North American market.

In addition, in October 2010, a flood occurred in the Province of Hainan, China, where our manufacturing facilities are located. Our processing plants were not affected. Our fry breeding operation and our contract farmers were affected. We estimate damages to have occurred to our fry breeding to be less than $500,000 and local governments are currently evaluating means and levels of compensation.

In this Quarterly Report on Form 10-Q, “HQS,” “Company,” “our company,” “us,” and “our” refer to HQ Sustainable Maritimes Industries, Inc., a Delaware corporation, and our subsidiaries, unless the context requires otherwise.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is Management’s Discussion and Analysis (“MD&A”) of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). A forward-looking statement is a statement that is not a historical fact and, without limitation, includes any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: “believe”, “anticipate”, “expect”, “estimate”, “project”, “will”, “shall” and other words or phrases with similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, trends in our businesses, prospective products, future performance or financial results. The Company claims the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. Risks and uncertainties may cause actual results to vary materially, some of which are described in this filing. The risks included herein are not exhaustive. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

This MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes contained elsewhere in this Form 10-Q.

Our principal executive office is located at 1511 Third Avenue, Suite 788, Seattle, Washington and our telephone number is (206) 621-9888. Our Internet address is http://www.hqfish.com.

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

Our business operations consist of three segments, the health and bio-products segment, the aqua culture product segment and the feed products segment. Since the acquisition of Jiahua Marine, which represents the health and bio-products segment, those product sales have represented a significant contribution to the net income of the Company and currently has higher profit margin products than our aquaculture products. The Company expects the sales and contribution to net income to continue during the next year in similar proportions. However, as the marketing efforts increase in connection with the aquaculture product segment and the investment in the feed mill plant and equipment for new processing capacity of extruded feed is completed, the Company expects that the aquaculture product segment will begin to contribute a greater portion of income and a higher profit margin in the future.

Following changes in China legislation on food safety standards, which became effective on June 1, 2009, distribution of our health products have expanded and our sales have increased. We expect our health and bio-products business to continue to grow in the future as a result of this legislation. Further, Jiahua Marine’s health products recently have been rebranded under the “Omojo” brand to celebrate its 10th anniversary.

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

In addition, the Company has undertaken the development of a fry breeding and genetics facility to target improvements in the growth rate of Tilapia. The opportunity to improve the genetics of its Tilapia and improve growth rates will help the Company take a leadership position as a low cost producer of high quality Tilapia. We acquired the land for our fry breeding and genetics facility at the end of 2009 and began construction early this year. We expect to complete construction by early fourth quarter of this year.

Recent Developments

In October 2010, to assure consistent quality and supply of our products to our clients, our Group acquired a 45% interest in Tastebud Fusion, Inc, a company located in the State of Washington, for a cash consideration of US$500,000. Tastebud Fusion processes frozen meals, has processed and will continue to process the Lillian’s Healthy Gourmet line of products that we are selling at this time to the North American market.

In addition, in October 2010, a flood occurred in the Province of Hainan, China, where our manufacturing facilities are located. Our processing plants were not affected. Our fry breeding operation and our contract farmers were affected. We estimate damages to have occurred to our fry breeding to be less than $500,000 and local governments are currently evaluating means and levels of compensation.

Finally, the Group’s China base “Oudun” tilapia brand prepared food is now distributed to major cities in China including Shanghai, Haikou, Beijing, Shenzhen, Guangzhou among others.

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

The offering and stock exchange listing remain subject to a number of conditions, including, among others:

•	Approval from our board of directors;

•	Regulatory approval from Hong Kong securities regulators and other applicable regulators; and

•	HKEX approval for listing of NewCo’s common stock.

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

RESULTS OF OPERATIONS — THREE MONTHS ENDED SEPTEMBER 30, 2010 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2009

Total sales for the three months period ended September 30, 2010 increased by 27%, from $22,156,867 for the three months period ended September 30, 2009 to $28,210,259 for the three months period ended September 30, 2010, mostly due to the new feed product segment that was added in late 2009. The total gross profit for the three months period ended September 30, 2010 decreased by 3% to $9,507,012 when compared to the corresponding period of 2009. Although higher sales in total were recognized in the current quarter of 2010, a lesser contribution in gross profit was realized mostly from the aquaculture product segment, due to a substantial volume reduction of processed shrimps and ocean caught fish. The overall gross profit ratio was 34% in the third quarter of 2010 compared to 44% in the same period of 2009, resulting from a lesser contribution from all segments. Income from operations for the three months period ended September 30, 2010 increased by $2,940,636 when compared to the same period of 2009; although total gross profit was lower in the current period of 2010, recovery of bad debt impacted favorably on the results of the current period, when compared to the corresponding 2009 period. As the aging of receivables improved in the current period of 2010 compared to the corresponding period of 2009, the provision for bad debt was reduced similarly, thus favorably affecting the income from operations. In the three months period ended September 30, 2009, a potential loss of $1,309,803 in doubtful accounts was recognized, while in the corresponding period of 2010, a recovery of $1,977,968 of such doubtful accounts was recognized, improving consequently the results of 2010 by $3,287,771, when compared to 2009. Net income for the three months period ended September 30, 2010 increased by $2,819,232 mostly due to the improvement in doubtful accounts.

By Segments

Manufacturing and Selling of aquatic products

HQ Ocean Fishing Co. Ltd (“HQOF”) is engaged in the manufacturing and selling of aquatic products. The sales contributed by this segment decreased to $13,418,390 for the three months period ended September 30, 2010 compared to $14,047,803 for the corresponding period of 2009, a decrease of 4%. In the current period of 2010, sales of tilapia increased by approximately 22% mostly due to unit sales price increases when compared to the corresponding period of 2009. For the other fish products sold such as shrimps and ocean caught, volume reduction of approximately 40% resulted in lower sales of approximately 38%. The related gross profit ratio of this segment was 19% and 26% for the three months period ended September 30, 2010 and 2009 respectively. The deterioration in the gross profit margin in the third quarter of 2010 compared to the third quarter of 2009 is due to a reduction in volume of processed shrimps and ocean caught fish. This segment contributed $2,818,570 and $3,191,927 to net income for the three months period ended September 30, 2010 and 2009 respectively. The reduction in gross profit of $1,148,306 from this segment in 2010 was offset mostly by a recovery of bad debt, as the potential losses on aging receivables provided for in previous periods did not materialize. The improvement in bad debt in 2010 of $701,722 compared to 2009 offset the deterioration of gross profit by a similar amount.

Manufacturing and Selling of Marine Bio and Healthcare products

Our other wholly-owned subsidiary, Jiahua Marine, is engaged in the manufacturing and selling of Marine Bio and Healthcare products. During the three months period ended September 30, 2010 and 2009, Jiahua Marine recorded sales of $8,574,334 and $8,109,064 respectively, an increase of 6%. The gross profit ratio from this segment was 71% and 76% for the three months ended September 30, 2010 and 2009 respectively. The decrease in the gross profit margin in 2010 was mostly the result of higher cost of direct materials and labor related to the new OMOJO brand which substantially increased our processing costs. Furthermore, the major expense of this segment continues to be marketing and advertising, corresponding to 15% and 21% of revenues for the three months ended September 30, 2010 and 2009, respectively. The decrease in marketing and advertising expenses of $434,327 in 2010 compared to 2009 was mostly due to the reorientation of publicity costs towards new presentation of products and direct penetration into new markets. The net income contributed by this segment was $4,762,406 for the three months period ended September 30, 2010, compared to the net income of $2,129,780 for the three months period ended September 30, 2009. Although gross profit from this segment was relatively stable in 2010 compared to 2009, estimated losses from prior periods from potentially unrecoverable receivables having not materialized created an improvement in bad debt recovery of $2,585,924 in the current period of 2010 compared to the corresponding period of 2009. Furthermore, reduction of marketing and advertising expenses contributed $434,327 to the improvement of net income in the current period of 2010.

Feed Products Segment

Our new feed mill facility completed in the last quarter of 2009 is engaged in the manufacturing and selling of feed products. During the three months period ended September 30, 2010, this segment recorded sales of $6,217,535 with a profit margin of 15.6%, or $966,998. It is expected that the gross profit margin from this segment will slightly improve in the coming periods as we expect to gain efficiencies by increasing the volumes and absorb fixed costs more favorably.

By Operations

Sales. For the three months period ended September 30, 2010, sales increased by $6,053,392 to $28,210,259 or 27% when compared to the same period of 2009. This improvement in sales resulted mostly from sales of $6,217,535 originating from the newly added feed products segment in late 2009. Reduction in sales from the aquaculture product segment was almost totally offset by increased sales in the health and bio-products segment. The increase in sales from the bio-product segment were mostly due to new products having been put on the market during the last periods. The reduced sales in the aquatic product segment is related to the mix of volume and sales price reductions of shrimps and ocean caught fish in the current period of 2010.

Cost of sales. Cost of sales increased by $6,304,972 or 51% to $18,703,247 from $12,398,275 for the three months period ended September 30, 2010, when compared to the corresponding period of the prior year. Most of the increase in cost of sales was related to the newly added feed product segment. The overall gross profit ratio deteriorated by 11%, to 33% for the three months period ended September 30, 2010 from 44% for the corresponding period of 2009. The deterioration in the gross profit margin in 2010 was the result of a mix of lower contribution than other segments of the feed products segment, added to decreased gross profit margins from both the aquaculture product and the health and bio-product segments. The reduction in gross margin from the aquaculture product segment relates mostly to volume reduction of processed fish in the current period of 2010 while the reduction of gross profit from the health and bio-products segment relates to additional processing costs in connection with new products marketed in 2010.

Selling and distribution expenses. Selling and distribution expenses increased by $49,756 to $466,832 for the three months period ended September 30, 2010, as compared to the corresponding period of the previous year. As a percentage of sales, the selling and distribution expenses remained relatively stable at approximately 2% of sales in the current quarter of 2010, as compared to the corresponding quarter of 2009.

Marketing and advertising expenses. Marketing and advertising expenses decreased by $434,327 or 25% from $1,703,664 in the current period of 2010 to $1,269,337 for the corresponding period of the previous year. As a percentage of sales, this expense continues to be the most important expense of the health and bio-product segment, corresponding to 15% of sales in 2010 compared to 21% in the same period of 2009. In 2010, with new products on hand, the company reoriented its marketing and advertising efforts towards product presentation and design coupled with new markets penetration.

General and administrative expenses. General and administrative expenses increased by $382,839, or 27%, to $1,815,708 in the current three months period ended September 30, 2010, from $1,432,869 in the corresponding period of 2009. Overall, the increase is related to such expenses incurred in the newly added feed product segment for approximately $63,000, the health and bio-products segment for approximately $120,000 where more sale and distribution efforts are made in 2010, and for head office expenses for approximately $200,000 where additional office rental, communication with investors and marketing of new products efforts were involved.

Depreciation and amortization. Depreciation and amortization increased by $97,287 to $128,082 in the current quarter when compared to the same quarter of 2009. In the three months period ended September 30, 2010, depreciation increased substantially as newly acquired fixed assets in the feed product segment started to be depreciated in 2010.

(Recovery of)/Doubtful accounts. Recovery of doubtful accounts in the current three months period of 2010 amounted to $1,977,968, compared to a doubtful accounts expense of $1,309,803 in the corresponding period of 2009. The recovery in 2010, which originated mostly from the health and bio-product segment, was the result of improved aging in our receivables in 2010 which triggered adjustment of potential losses to be incurred, in accordance with our accounting policy. The amount of provision of doubtful accounts is estimated at the end of each quarter and reflects the potential risk of non-collection at that time, which has not materialized to date.

Income from operations. Income from operations increased by $2,940,636 to $7,805,021 in the current quarter of 2010 from $4,864,385 in the corresponding quarter of the previous year. Although total gross profit was lower in the current period of 2010, improved recovery of bad debt of $3,287,771 impacted favorably on the income from operations as explained above.

Finance costs. In the third quarter of 2009, finance costs included recognition of interests on the promissory notes issued in November 2006 added to the combination of amortization of future conversion of warrants (non-cash) attributed to investors on those November 2006 notes of $5,000,000 added to the amortization of the embedded conversion option (non-cash) related to the same notes. No such expenses were incurred in 2010 as the notes were totally repaid through their conversion attribute in late 2009. In the current period of 2010, finance costs relate mostly to costs incurred in August 2010 on new warrants issued in connection with the public offering.

Fair value change in derivative financial instruments. Effective January 1, 2009, in recognition of new accounting standards related to the fair value of our outstanding warrants and embedded conversion feature of our promissory notes in accordance with FASB ASC 815-40 and FAS No.133, we recognized in our income statement the change in value (“mark-to-market”) from July 1, 2010 to September 30, 2010 of those items included in our liabilities. In the third quarter of 2010, we recognized an income of $254,321 corresponding to the adjustments in the fair value of those financial instruments between July 1, 2010 and September 30, 2010. This fair value change will continue to be evaluated quarterly until expiration of the warrants and the promissory notes, and the corresponding change will be charged or credited to our income in the corresponding period.

Income before income taxes. Income before income taxes showed an improvement of $2,988,486 in the current three months of 2010, when compared to the same period of 2009. The improvement of income before income taxes was the result of increased income from operations of $2,940,636 described above.

Current income taxes. In the current three months period ended September 30, 2010, current income taxes increased by $169,254 to $993,614 from $824,360 in the corresponding period of 2009. The increase was mostly due to the increased taxable income in 2010. Since the new Chinese tax legislation was promulgated in 2008, the health and bio product segment income tax rate is to be increased yearly until it reaches 25% in year 2012.

Deferred income taxes. There was no deferred income tax recognized in both periods as there was no material timing differences to justify recognition of such deferred tax expenses.

Net income attributable to shareholders. In the current three months period of 2010, we realized a net income of $6,866,666 compared to a net income of $4,047,434 in the corresponding period of 2009. The overall decrease of $251,580 in gross profit during the three months period ended September 30, 2010 was offset essentially by an improved bad debt recovery of $3,287,771 in the same period.

RESULTS OF OPERATIONS — NINE MONTHS ENDED SEPTEMBER 30, 2010 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2009

Total sales for the nine months period ended September 30, 2010 increased by 29%, from $49,007,445 in 2009 to $63,242,341 in 2010. Approximately 95% of the increase in sales originates from the newly added feed product segment that was added in late 2009. Gross profit for the nine months period ended September 30, 2010 decreased by 2% to $20,411,164 when compared to the same period of 2009. The gross profit ratio for the nine months period ended September 30 decreased from 42.5% in 2009 to 32.3% in 2010. That deterioration in the gross profit ratio in the first nine months of 2010 compared to the corresponding 2009 period originates from the aquatic product segment which saw its gross profit margin slide from 24.4% in 2009 to 18.9% in 2010, the health and bio-product segment which experienced a decrease in the gross profit ratio from 76% in 2009 to 70.2% in 2010, and the newly added feed product segment which showed a gross profit ratio of 13.2%. Income from operations for the current nine months period of 2010 increased by $3,146,955 from $8,703,404 in September 2009 to $11,850,359 in September 2010. Although gross profit deteriorated by $412,926 in the nine months period ended September 30, 2010 compared to the corresponding period of 2009, an improvement in bad debt recovery of $3,432,620 in 2010 positively impacted income from operations in the current period. Net income increased from $6,247,524 in the nine months period ended September 30, 2009 to $9,699,599 in the corresponding period of 2010. The increased net income of 2010 was the result of increased income from operations as described above, coupled with a substantial reduction of finance costs of $573,402 in the same period added to additional improvement of $694,825 in fair value change in derivative financial instruments.

By Segments

Manufacturing and Selling of aquatic products

HQ Ocean Fishing Co. Ltd (“HQOF”) is engaged in the manufacturing and selling of aquatic products. The revenue contributed by this segment decreased by $156,199 or 0.5% to $31,702,323 for the nine months period ended September 30, 2010 compared to $31,858,522 for the corresponding period of 2009. Volumes of fish sold decreased by 9.4% in total in 2010 while sales prices went up during the same period. While volume of tilapia processed remained stable in 2010 compared to 2009, processed shrimps and ocean caught fish decreased substantially in 2010. Tilapia prices improved on average by approximately 10% in 2010, along with ocean caught fish prices, while shrimp prices were overall stable. The related gross profit ratio of this segment went from 24% for the nine months period ended September 2009 compared to 19% in the corresponding period of 2010. The decrease in the gross profit ratio in 2010 originates mostly from reduced volumes of total processed fish in 2010 compared to 2009. This segment contributed $4,354,171 to our net income in the first nine months of 2010, as compared to net income of $6,791,498 for the corresponding period of 2009, a deterioration of 35.9%. That deterioration is mostly due to the 5% decrease in gross profit ratio in 2010, coupled with a bad debt expense increase of $685,621 during the same period, when compared to the corresponding period of 2009.

Manufacturing and Selling of Marine Bio and Healthcare products

Our other manufacturing subsidiary, Jihua Marine, is engaged in the manufacturing and selling of health and bio-products. During the nine months period ended September 30, 2010 and 2009, Jiahua Marine realized sales of $17,999,755 and $17,148,923 respectively, an increase of $850,832 or 5%. That increase in sales in 2010 was related mostly to new products marketed in 2010. The gross profit ratio from this segment decreased from 76% for first nine months period ended September 2009, to 70% in the corresponding period of 2010, due mostly to higher packaging costs for the new OMOJO line of products marketed in 2010. The major expense of this segment continues to be marketing and advertising, corresponding to 17% and 26% of revenues for the nine months ended September 30, 2010 and 2009 respectively. The reduction of such expenses is mostly due to the new marketing strategy shifting from media advertising to product design and presentation with more direct client relationship. The net income contributed by this segment was $8,628,506 and $4,738,155 for the nine months period ended September 30, 2010 and 2009 respectively, an improvement of 82.1%. Although that segment showed lower gross profit in 2010 compared to 2009, the improvement in net income was mostly due to the combination of recovery of bad debts and reduced marketing and advertising expenses.

Feed Products Segment

Our new feed mill facility completed in the last quarter in 2009, is engaged in the manufacturing and selling of feed products. During the nine months period ended September 30, 2010, this segment recorded sales of $13,540,263 with a profit margin of 13% or $1,783,132. This new segment’s contribution to net income in the first nine months of 2010 amounted to $1,242,271. It is expected that there will be further improvement in yearly gross margin contributions in the coming quarters as yearly volume will continue to increase, supporting fixed costs more favorably.

By Operations

Sales. For the nine months period ended September 30, 2010, sales increased by $14,234,896 or 29% to $63,242,341. This improvement in sales resulted principally from the newly added feed product segments in 2010, contributing sales of $13,540,263 to the total sales. The sales from the aquaculture segment decreased by $156,199 or 0.5% in the first nine months period of 2010, mostly related to a volume decrease as the sales prices went up in 2010, compared to the corresponding period of 2009.

Cost of sales. Cost of sales increased by $14,647,822 or 52% to $42,831,177 from $28,183,355 for the nine months period ended September 30, 2010, as compared to the corresponding period of the prior year. The gross profit ratio decreased from 43% for the nine months period ended September 30, 2009 to 32% for the same period of 2010. The overall gross profit ratio deterioration in the current nine months period of 2010 originates from all segments, and is due to a mix of reduced volumes in the aquaculture segment, increased costs in the health and bio-products segment, and below average gross profit ratio in the new feed products segment.

Selling and distribution expenses. Selling and distribution expenses increased by $294,336 or 31% from $961,378 to $1,255,714 for the nine months period ended September 30, 2010, as compared to the corresponding period of the prior year. As a percentage of sales, the selling and distribution expenses remained relatively stable at approximately 2% of sales in the current nine months period of 2010, and in the corresponding period of 2009.

Marketing and advertising expenses. Marketing and advertising expenses decreased by $1,121,482 or 25% from $4,469,149 to $3,347,667 as compared to the corresponding period of the prior year. Those expenses correspond to approximately 17% of our bio-products sales of 2010 and 26% in 2009. The decrease in 2010 is related to new products launched in the bio-product segment in the last year. Those advertising expenditures are incurred for the promotion of our health and bio-products to achieve customer recognition and are consistent with industry practices. In 2010, the company shifted a substantial portion of those expenses from media advertising to product design and presentation with more direct client relationship.

General and administrative expenses. General and administrative expenses increased by $665,733 or 13% to $5,728,567 from $5,062,834 as compared to the corresponding period of the previous year. The 2010 increase is related mostly to expenses incurred in the newly added feed product segment for $235,662, and for head office expenses for $436,390 where additional professional fees, office rental, communication with investors and marketing of new products efforts were involved. As a percentage of total sales, those expenses decreased to 9.1% in the nine months period ended September 30, 2010 compared to 10% in the corresponding period of 2009.

Depreciation and amortization. Depreciation and amortization increased by $34,152 to $332,487 as compared to the corresponding period of the prior year, mainly originating from the effect of newly acquired fixed assets for feed product segment.

(Recovery of)/Doubtful accounts. Recovery of doubtful accounts amounted to $2,103,630 for the nine months period ended September 30, 2010 compared to doubtful accounts expense of $1,328,990 for the corresponding period of 2009. The recovery in 2010, originating mostly from the health and bio-product segment, was the result of improved collection of our receivables triggering reduction of potential losses to be incurred, in application of our accounting policy. The provision for doubtful accounts is estimated at the end of each period, from the specific aging of our accounts, in order to reflect the potential loss on recovery of those accounts.

Income from operations. Income from operations increased from $8,703,404 in the nine months ended September 30, 2009 to $11,850,359 in the corresponding period of 2010, an increase of $3,146,955. Although gross profit deteriorated by $412,926 in the first nine months of 2010, reduction of marketing and advertising expenses by $1,121,482 coupled with net bad debt recovery of $3,432,620 were the main drivers of such significant improvement.

Finance costs. Finance costs substantially decreased to $266,998 from $840,400 for the nine months period ended September 30, 2010 when compared to the corresponding period of the prior year, a reduction of $573,402. In 2009, financing costs included recognition of the carrying interests on the promissory notes issued in November 2006 added to the continued combination of amortization of the future conversion of warrants (non–cash) attributed to investors on those November 2006 notes of $5,000,000, added to the amortization of the embedded conversion option (non–cash) related to the same notes. Such amortization was repeated until maturity of the underlying notes in November 2009. No such expenses were incurred in 2010 as the notes were totally repaid through their conversion attribute in late 2009. For the first nine months of 2010, finance costs related mostly to costs incurred in August 2010 on new warrants issued in relation with the public offering of that date.

Fair value change in derivative financial instruments. Effective January 1, 2009, in recognition of new accounting standards related to the fair value of our outstanding warrants and embedded conversion feature of our promissory notes in accordance with FASB ASC 815-40 and FAS No.133, we recognized in our income statement the change in value (“mark-to-market”) from January 1, 2010 to September 30, 2010 of those two items included in our liabilities. In the first nine months of 2010, we recognized an income of $619,027 corresponding to the adjustments in the fair value of those financial instruments between January 1, 2010 and September 30, 2010. This fair value change will continue to be evaluated quarterly until expiration of the warrants, and the corresponding change will be charged or credited to our income in the corresponding period.

Income before income taxes. For the nine months period ended September 30, 2010, income before income taxes amounted to $12,300,707, from $7,834,355 for the corresponding period of 2009. That significant improvement of $4,466,352 experienced in 2010 was the result of improved income from operations of $3,146,955 as described above, added to the reduction in finance costs of $573,402 and favorable fair value change in derivative financial instruments of $694,825, also described above.

Current income taxes. Current income taxes increased by $1,014,277 to $2,601,108 in the first nine months of 2010, from $1,586,831 in the corresponding period of 2009. The increase in current income taxes is mostly due to higher taxable income and higher tax rate in 2010 from the health and bio-product segment, since the new Chinese tax legislation promulgated in 2008. The health and bio-product segment actual income tax rate will increase yearly until it reaches 25% in year 2012.

Deferred income taxes. There was no deferred income tax recognized in both periods as there was no material timing differences to justify recognition of such deferred tax expenses.

Net income attributable to shareholders. The net income attributable to shareholders improved from $6,247,524 for the nine months period ended September 30, 2009, to $9,699,599 for the corresponding period of 2010. As indicated above, bad debt recovery added to reduced marketing and advertising expenses and improved financing costs were the main factors supporting such improvements.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents remain solid at $64,469,046 at September 30, 2010, as compared to $36,957,303 at December 31, 2009. As of September 30, 2010, working capital was $112,958,251 compared to $90,760,981 at December 31, 2009. The funds generated by the operating activities during the first nine months of 2010 were used mainly to support our investment in long term assets and to improve our cash position at September 30, 2010.

Total assets increased by $23,181,159, or 19.3%, to $142,986,984 at September 30, 2010, compared to $119,805,825 as of December 31, 2009. Shareholders’ equity increased by $20,260,692 or 18.1%, to $132,284,299 at September 30, 2010, from $112,023,607 as of December 31, 2009.

To date, we have financed our operations through the combination of our operating revenues, equity and debt financing (in connection with which we have at times incurred significant costs), short–term bank loans, and the use of shares of our common stock issued as payment for services rendered to us by third parties. In the past, we issued shares of our common stock and warrants in private placement transactions to help finance our operations, and to pay for professional services (such as financial consulting, market development, legal services and public relations services). We recognized these services on our books as operating or deferred expenses and amortized over their estimated useful life. The number of shares we issued for these purposes were determined as of the dates of invoices relating to such services, and the shares were valued at their market prices on those respective dates. In addition, as required by PRC laws, we establish yearly reserves shown in the stockholders’ equity section of our balance sheet. Those reserves, which are created by a transfer from the retained earnings account, limit our capacity to pay dividends to stockholders until the retained earnings become positive. The laws and regulations of the PRC restrict any form of distribution of statutory surplus reserve, whether by cash dividends or for use in the US operations. As of September 30, 2010, the remaining statutory surplus reserve required is approximately $1.46 million (December 31, 2009: $2.33 million). As we are in an expansion phase, we do not intend to pay dividends to stockholders in the foreseeable future. To date, we have not paid any dividends.

For the nine months ended September 30, 2010, about 39% of our consolidated sales are derived from our five largest clients, and our results of operations therefore depend on a small number of clients (39% in 2009). As part of our short and medium–term business plan, including our recent efforts to raise funds to support the anticipated expansion of our operations, we intend to invest in our infrastructure to construct a new processing plant. We expect that this will allow us to meet forecasted increased demand for our products in the United States and Europe. As a result, we plan to develop and serve new clients, which should reduce our dependence on individual clients to more acceptable levels.

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

The ratio of current assets to current liabilities increased to 14.3 times ($121,422,091/$8,463,840) at September 30, 2010, from 12.7 times ($98,543,199/$7,782,218) at December 31, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any derivative financial instruments used to hedge against market or currency risk. Because most of our purchases and sales are made in RMB, any exchange rate change affecting the value of the RMB relative to the U.S. dollar could have an effect on our financial results as reported in U.S. dollars. If the RMB were to depreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly reduced. If the RMB were to appreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly increased. There has been no material change in our company’s assessment of its sensitivity to market risk since its disclosure in its Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q.

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

b) Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2010, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our future capital requirements will depend on many factors, including industry and market conditions, our ability to successfully implement our branding and marketing initiatives and expansion of our production capabilities. We anticipate that we may need to raise additional funds in order to grow our business and implement our business strategy. We anticipate that any such additional funds would be raised through equity or debt financings. In addition, we may enter into a revolving credit facility or a term loan facility with one or more syndicates of lenders. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. Even if we are able to raise capital through equity or debt financings, as to which there can be no assurance, the interest of existing stockholders in our company will be diluted, and the securities we issue may have rights, preferences and privileges that are senior to those of our common stock or may otherwise materially and adversely affect the holdings or rights of our existing stockholders. If we cannot obtain adequate capital, we may not be able to fully implement our business strategy, and our business, results of operations and financial condition would be adversely affected. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources. In addition, we have and will continue to raise additional capital through private placements or registered offerings, in which broker-dealers will be engaged. The activities of such broker-dealers are highly regulated and we cannot assure that the activities of such broker-dealers will not violate relevant regulations and generate liabilities despite our expectation otherwise.

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

We have derived, and over the near term we expect to continue to derive, a significant portion of our sales from a limited number of customers. For example, our five largest customers accounted for a total of 39% of our consolidated sales for the year ended December 31, 2009, and they are all related to the aquaculture product segment. At September 30, 2010, approximately 39% of our trade receivables were from transactions with these five largest customers. The loss of any of these customers or non-payment of outstanding amounts due to the company from these customers could materially and adversely affect our results of operations, financial position and liquidity.

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

Any actual contamination of our products resulting from processing, packaging or transit of our products, or negative press from contamination experienced by other companies in our industry, may adversely affect our operations or reduce our margins or profits.

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

From time to time, Hainan Province experiences natural disasters (including typhoons and floods), particularly from June through September of any given year. Natural disasters could impede operations, damage infrastructure necessary to our operations or adversely affect the logistical services to and from Hainan Province. For example, a flood occurred in October 2010 that caused less than $500,000 of damage to our fry beeding operation and contract farmers. Even though we currently have insurance against damages caused by natural disasters, including typhoons, accidents or similar events, the occurrence of natural disasters in Hainan Province could adversely affect our business, the results of our operations, prospects and financial condition, through business disruptions and/or any losses in excess of our policy limits.

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

Certain political and economic considerations relating to the PRC could adversely affect our company.

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

The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. Currently, the Renminbi is not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions and interest payments, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans and corporate debt obligations denominated in foreign currencies.

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

        As of September 30, 2010, we had 17,884,001 shares of common stock issued and outstanding. We currently have outstanding Class B warrants to purchase up to 114,583 shares of our common stock, stock purchase warrants to purchase up to 32,051 shares of our common stock issued in connection with the November 2006 financing and stock purchase warrants to purchase up to 1,601,499 shares of our common stock issued in connection with the August 2010 financing. In addition, we currently have 100,000 shares of Series A preferred stock issued and outstanding, and the holders of our Series A preferred stock have an option right to convert each share of Series A Preferred Stock into 0.1 shares of our common stock. These shares, including all of the shares issuable upon conversion of our Series A preferred stock and upon exercise of our warrants, may be sold into the market place currently. The sale of these shares may adversely affect the market price of our common stock.

Our principal stockholders, current executive officers and directors own a significant percentage of our company and will be able to exercise significant influence over our company.

Our executive officers and directors and principal stockholders together beneficially own approximately 87.62% of the total voting power of our outstanding voting capital stock, primarily as a result of their ownership of Series A preferred stock of our company which, while convertible into shares of our common stock on a 0.1-for-1 basis, carries 1,000 votes per Series A preferred share rather than the 1 vote per share of our common stock. The Series A preferred stock and the common stock vote together as one class on all matters to be voted upon by the stockholders. In particular, our three largest stockholders, Mr. Sporns, Ms. Wang Li and Mr. Wang Hua, are family members who share approximately 87.59% of the total voting power of our company. Ms. Wang Li is the wife of Mr. Sporns and Mr. Wang Hua is the brother of Ms. Wang Li. These stockholders will be able to determine the composition of our board of directors, will retain the voting power to approve all matters requiring stockholder approval and will continue to have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the market price of the common stock or prevent our stockholders from realizing a premium over the market prices for their shares of common stock.

Investors may experience dilution from any exercise of warrants.

We currently have outstanding Class B warrants to purchase up to 114,583 shares of our common stock, stock purchase warrants issued in November 2006 entitling the holders to purchase up to 32,051 shares of our common stock and stock purchase warrants issued in August 2010 entitling the holders to purchase up to 1,601,499 shares of our common stock. The Class B warrants expire on January 25, 2011, the November 2006 stock purchase warrants expire on December 28, 2011 and the August 2010 stock purchase warrants expire on August 13, 2015.

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

Even if the board of directors approves the equity offering and stock exchange listing, the transaction will be subject to a number of conditions, including: (i) approval from Hong Kong securities regulators and other applicable regulators; (ii) the receipt of all permits, registrations and consents required under the securities laws of states or other political subdivisions of the U.S. or of the PRC in connection with the equity offering and stock exchange listing; (iii) HKEX’s approval for listing of NewCo’s common stock; and (iv) the nonexistence of any order, injunction or decree issued by any court of competent jurisdiction or other legal restraint or prohibition that might prevent the consummation of the equity offering and stock exchange listing or any of the transactions related thereto. If we are not able to meet these conditions, we may not be able to complete the equity offering or successfully list the common stock of NewCo on a stock exchange.

If the equity offering and the stock exchange listing are consummated, our existing stockholders’ ownership percentage in our health and bio-products business will be diluted.

In connection with the proposed equity offering and stock exchange listing described under “Management’s Discussion and Analysis – General Overview – Proposed Equity Offering and Listing,” we would contribute our health and bio-products business to a newly created subsidiary and sell up to 35% of the equity interests in that subsidiary to Asian investors. If this transaction is consummated, your ownership interest in this business segment would be diluted.

Even if the proposed equity offering and stock exchange listing are successfully completed, we may not achieve the desired results and there is no guarantee that we will receive any benefits.

In “Management’s Discussion and Analysis – General Overview – Proposed Equity Offering and Listing,” we describe the purposes and potential benefits to the proposed equity offering and stock exchange listing. However, we may not be able to achieve some or all of the benefits or such benefits may be delayed or may not occur at all. If we do not achieve these benefits, our revenue and operating profits may be adversely impacted.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period from January 1, 2010 to September 30, 2010, no unregistered securities were issued and no repurchases were made.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

There have been no material defaults.

ITEM 4.	[REMOVED AND RESERVED.]

ITEM 5.	OTHER INFORMATION.

On November 5, 2010, we entered into the Independent Non-Executive Director Agreement with Kevin M. Fitzsimmons. Mr. Fitzsimmons joined the Company’s Board in March 2010. The agreement provides annual cash compensation of $20,000, which amount increases each year by at least 10%. In addition, Mr. Fitzsimmons is entitled to an annual bonus of at least $15,000, which is payable in shares of the Company’s common stock. The scheduled termination date of the agreement is March 8, 2015, but the agreement may be terminated earlier by either party upon advance notice of 60 days.

The above description is qualified in its entirety by reference to the agreement, a copy of which is filed as Exhibit 10.1 hereto and is incorporated herein by reference.

ITEM 6.	EXHIBITS.

10.1	Independent Non-Executive Director Agreement, dated November 5, 2010, between HQ Sustainable Maritime Industries, Inc. and Kevin M. Fitzsimmons.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2010

HQ SUSTAINABLE MARITIME INDUSTRIES, INC.

By:	/s/ Norbert Sporns
Name:	Norbert Sporns
Title:	Chief Executive Officer and President

By:	/s/ Jean-Pierre Dallaire
Name:	Jean-Pierre Dallaire
Title:	Chief Financial Officer

Exhibit Index

Exhibit Number	Description

10.1	Independent Non-Executive Director Agreement, dated November 5, 2010, between HQ Sustainable Maritime Industries, Inc. and Kevin M. Fitzsimmons.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.